Form 10-Q
period 1996-09-30
MARKWEST HYDROCARBON INC
filed 1996-11-21
CIK 1019756

================================================================================
                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                   FORM 10-Q

        [X]    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D)
                    OF THE SECURITIES EXCHANGE ACT OF 1934

               FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1996

                                      OR

        [ ]    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

                FOR THE TRANSITION PERIOD FROM _________ TO __________

                        COMMISSION FILE NUMBER 1-11566

                          MARKWEST HYDROCARBON, INC.
            (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

          DELAWARE                                            84-1352233
 (State or other jurisdiction of                          (I.R.S. Employer
  incorporation or organization)                         Identification No.)

                  5613 DTC PARKWAY, ENGLEWOOD, COLORADO 80111
                    (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)

       REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE:  303-290-8700

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports)
                              Yes  X     No
                                   --       --, and

(2) has been subject to such filing requirements for the past 90 days,

                              Yes        No X
                                   --       --

     The registrant had 8,485,000 shares of common stock, $.01 per share par value, outstanding as of October 31, 1996.

===============================================================================

                          MARKWEST HYDROCARBON, INC.


                        PART I - FINANCIAL INFORMATION


ITEM 1.  FINANCIAL STATEMENTS **


         Consolidated Balance Sheets at September 30, 1996
                 and December 31, 1995...................................  1

         Consolidated Statements of Income for the Three Months
                 and Nine Months ended September 30, 1996
                 and September 30, 1995..................................  2

         Consolidated Statements of Cash Flows for the Nine
                 Months ended September 30, 1996 and September
                 30, 1995................................................  3

         Notes to Consolidated Financial Statements......................  4

     **  The financial statements presented are those of MarkWest
         Hydrocarbon Partners, Ltd., the predecessor to the Registrant.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
         AND RESULTS OF OPERATIONS.......................................  5

                          PART II - OTHER INFORMATION

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K................................ 11

SIGNATURES............................................................... 12

                        PART I - FINANCIAL INFORMATION

                      MARKWEST HYDROCARBON PARTNERS, LTD.
                 ( PREDECESSOR TO MARKWEST HYDROCARBON, INC. )
                          CONSOLIDATED BALANCE SHEET
                                    ($000S)



                                                       December 31,       September 30,
                           ASSETS                         1995                1996
                                                      -------------       -------------
                                                                           (unaudited)

Current assets:

  Cash and cash equivalents...........................    $   761             $ 2,256
  Trade receivables...................................      5,735               5,223
  Short-term advances (Note 6)........................      3,174                   -
  Product inventory (Note 3)..........................      2,718               6,729
  Materials and supplies inventory....................        112                 275
  Prepaid expenses and other assets...................        375                 725
  Prepaid feedstock  (Note 4).........................      1,729               3,114
                                                           ------              ------
      Total current assets............................     14,604              18,322

Property, plant and equipment, at cost, net of
  accumulated depreciation, depletion and
  amortization of $9,568 and $11,541, respectively....     31,947              32,896
Intangible assets, net of accumulated amortization
  of $152 and $ 271 respectively......................        320                 712
Investment in West Shore Processing (Note 5)..........          -               1,969
Other assets..........................................         25                   -
                                                           ------              ------
Total Assets..........................................    $46,896             $53,899
                                                           ======              ======

           LIABILITIES AND PARTNERS' CAPITAL

Current liabilities:
  Trade accounts payable..............................   $  3,283             $ 4,259
  Accrued liabilities.................................        404                 600
  Interest payable....................................        147                 226
  Accrued bonus and profit sharing....................        401                 278
  Current portion of long-term debt...................          -                   -
                                                           ------              ------
      Total current liabilities.......................      4,235               5,363

Long-term debt........................................     17,500              21,140
                                                           ------              ------
      Total Liabilities...............................     21,735              26,503

Partners' capital.....................................     25,161              27,396
                                                           ------              ------

Total liabilities and partners' capital..............     $46,896             $53,899
                                                           ======              ======

   The accompanying notes are an integral part of these financial statements.

                      MARKWEST HYDROCARBON PARTNERS, LTD.
                 ( PREDECESSOR TO MARKWEST HYDROCARBON, INC. )
                      CONSOLIDATED STATEMENT OF OPERATIONS
                                    ($000S)
                                  (UNAUDITED)


                                                              Three Months Ended               Nine Months Ended
                                                                 September 30,                   September 30,
                                                             1995              1996          1995           1996
                                                          ----------         --------      ---------      ---------
Revenues:
  Plant revenue..........................................    $ 6,076          $10,543        $23,302       $28,582
  Terminal and marketing revenue.........................      2,341            3,976          7,540        13,805
  Oil and gas and other revenue..........................        248              416            749         1,146
                                                          ----------         --------      ---------       --------

  Total revenue..........................................      8,665           14,935         31,591        43,533

Costs and Expenses
  Plant feedstock purchases..............................      3,327            5.882         11,935        14,417
  Terminal and marketing purchases.......................      2,133            3,372          6,960        12,055
  Operating expenses.....................................      1,203            1,365          3,210         4,344
  General and administrative expenses....................      1,124            1,238          3,187         3.377
  Depreciation, depletion and amortization...............        437              783          1,290         2,109
                                                          ----------         --------      ---------       -------

  Total costs and expenses...............................      8,224           12,640         26,582        36,302
                                                          ----------         --------      ---------       -------

Earnings from operations.................................        441            2,295          5,009         7,231
Other income (expense)
  Interest expense, net of interest income...............        127             (352)          (173)         (804)
                                                          ----------         --------      ---------       -------
  Total other income (expense)...........................        127             (352)          (173)         (804)
Income before extraordinary item.........................        568            1,943          4,836         6,427
Extraordinary loss on extinguishment of debt.............     (1,750)              --         (1,750)          --
                                                          ----------         --------      ---------       -------
Net Income...............................................    $(1,182)         $ 1,943        $ 3,086       $ 6,427
                                                          ==========         ========      =========       =======

Pro forma information (unaudited) (Note 7):
 Historical income before extraordinary item.............    $   568          $ 1,943        $ 4,836       $ 6,427
 Pro forma provision for income taxes (Note 8)...........        216              738          1,838         2,442
                                                          ----------         --------      ---------       -------
 Pro forma net income....................................    $   352          $ 1,205        $ 2,998       $ 3,985
                                                          ==========         ========      =========       =======
 Pro forma net income per share..........................    $  0.04          $  0.14        $  0.35       $  0.46
                                                          ==========         ========      =========       =======
 Pro forma weighted average number of shares
   outstanding...........................................      8,649            8,649          8,649        8,649

The accompanying notes are an integral part of these financial statements.

                      MARKWEST HYDROCARBON PARTNERS, LTD.
                 ( PREDECESSOR TO MARKWEST HYDROCARBON, INC. )
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                    ($000S)
                                  (UNAUDITED)


                                                                     Nine Months Ended
                                                                       September 30,
                                                                   1995             1996
                                                                ----------        --------
Cash Flows From Operating Activities:
     Net Income...............................................  $  3,086         $ 6,427
     Adjustments to reconcile net income to net cash
        provided by operating activities:
           Depreciation, depletion and amortization...........     1,290           2,109
           (Increase) decrease in accounts receivable.........     2,017           3,647
           (Increase) decrease in inventories.................    (1,372)         (5,560)
           (Increase) decrease in prepaids....................      (135)           (317)
           Increase (decrease) in accounts payable and
              accrued liabilities.............................     1,060           1,503
                                                               ----------        --------

     Net cash flow provided by operating activitieS...........     5,946           7,809

Cash Flows From Investing Activities:
     Capital expenditures.....................................    (9,467)         (4,993)
     Decrease (increase) in intangible and other assets.......      (224)           (392)
                                                               ----------        --------
     Net cash used in investing activities....................    (9,691)         (5,385)

Cash Flows From Financing Activities:
     Proceeds from issuance of long-term debt.................    12,950          12,290
     Repayments of long-term debt.............................   (10,387)         (8,650)
     Partners' distributions..................................    (2,979)         (4,192)
     Other....................................................         4            (377)
                                                               ----------        --------

     Net cash used in financing activities....................      (412)           (929)

     Net increase (decrease) in cash and cash equivalents.....    (4,157)          1,495

Cash and cash equivalents at beginning of period..............     5,468             761
                                                               ----------        --------

Cash and cash equivalents at end of period....................  $  1,311         $ 2,256
                                                               ==========        ========

The accompanying notes are an integral part of these financial statements.

                      MARKWEST HYDROCARBON PARTNERS. LTD.
                 ( PREDECESSOR TO MARKWEST HYDROCARBON, INC. )
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Note 1:   General
-----------------

     The consolidated financial statements include the accounts of MarkWest Hydrocarbon Partners, Ltd. ("Partnership"), the predecessor to MarkWest Hydrocarbon, Inc. (the "Company" or "MarkWest"), and its wholly-owned subsidiaries, MarkWest Resources, Inc. and MarkWest Michigan, LLC.
     The interim consolidated financial statements presented herein should be read in conjunction with the Consolidated Financial Statements and Notes thereto for the period ended June 30, 1996 included in the Company's Registration Statement on Form S-1, as filed with the Securities and Exchange Commission.
The interim consolidated financial statements as of September 30, 1996 and 1995 are unaudited, but reflect, in the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to fairly present the results for such periods. All material intercompany transactions have been eliminated.

Note 2:   Reorganization
------------------------

     Effective October 8, 1996, the Partnership reorganized and the existing general and limited partners exchanged 100% of their interests in the Partnership for 5,725,000 common shares of MarkWest Hydrocarbon, Inc., a corporation formed to be the successor to the Partnership. An additional 2,400,000 shares of common stock were offered for public sale, totaling 8,125,000 shares outstanding as of October 15, 1996. The over-allotment of 360,000 shares was also exercised during October, resulting in a total of 8,485,000 shares outstanding at October 31, 1996. Since this transaction represents a reorganization of entities under common control, it will be accounted for at historical cost.

Note 3:   Inventory
-------------------
     Product inventory consists primarily of finished goods (propane, butane, isobutane and natural gasoline) and is valued at the lower of cost, using the first-in, first-out method, or market. Market value of the Partnership's inventory was $3.9 million and $9.8 million at December 31, 1995 and September 30, 1996, respectively.

Note 4:   Prepaid Feedstock
---------------------------
     Prepaid feedstock consists of natural gas purchased in advance of its actual use. It is valued on a first-in, first-out method.

Note 5:   Investment in West Shore
-----------------------------------
     Effective May 6, 1996, the Partnership acquired the right to earn up to a 60% interest for $16.8 million in a newly formed venture, West Shore Processing, LLC ("West Shore"). The most significant asset of West Shore is Basin Pipeline, LLC, which was contributed by the Partnership's venture partner, Michigan Energy Company, LLC. The West Shore agreement is structured so that the Partnership's ownership interest increases as capital expenditures for the benefit of West Shore are made by the Partnership. As of September 30, 1996, the Partnership has recorded a net investment in West Shore of $1,969,000 representing a 11.26% ownership interest. The Partnership is committed to make capital expenditures of approximately $10.0 million through early 1997 in conjunction with the first phase of the agreement.

Note 6:   Short Term Advances
-----------------------------
     During the fourth quarter of 1995, the Partnership made several short term advances totaling $3,174,000 as part of the West Shore agreement. In accordance with the terms of the agreement, the Partnership was reimbursed for the full amount of the advances at the closing date of May 6, 1996.

Note 7:   Pro Forma Earnings per Share of Common Stock
-------------------------------------------------------
     Pro Forma earnings per share has been presented for all periods as if the
Partnership had been a publicly-held entity for all periods presented.   The
weighted average number of shares includes the outstanding number of shares at October 31, 1996 and shares issuable upon exercise of stock options effective as of October 31, 1996

Note 8:   Income Taxes
----------------------
     The Partnership has not been subject to federal and most state income tax, and its income was taxed directly to its respective partners. Since MarkWest Hydrocarbon, Inc. is a taxable entity, a pro forma provision for income taxes is presented in the financial statements, using a combined effective tax rate of 38 %, as if the Company had been taxed as a Subchapter C corporation under the Internal Revenue Code, for all periods presented.


Item 2.
                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS
GENERAL

     MarkWest Hydrocarbon, Inc. ( "MarkWest" ) provides compression, gathering, treatment, processing and NGL extraction services to natural gas producers and pipeline companies and fractionates NGLs into marketable products for sale to third parties. The Company also purchases, stores and markets natural gas and NGLs. The majority of the Company's operating income is derived from gas processing and NGL fractionation. NGL prices and the volume of liquids extracted, fractionated, and sold are the primary determinants of revenues. Prices of NGLs typically do not vary directly with natural gas prices, but more closely follow the prices of crude oil. In addition to sales of NGLs processed by the Company, the Company generates income from the purchase and resale of NGLs as part of its terminal and marketing activities, and provides marketing activities in support of its company-owned facilities and production. The Company also currently operates two propane terminals.

     The Company's results of operations fluctuate substantially from quarter to quarter as a result of changes in availability of, and prices for, natural gas, and changes in demand for gas and NGLs because of weather and variability in demand for NGLs used as feedstocks in petrochemical and other industries. The Company's principal NGL product, propane, is used primarily as home heating fuel. Sales volume and prices of propane usually increase during the winter season and decrease during the summer season. However, demand for, and prices of, propane also depend, to a large extent, upon the severity of the weather in the Company's operating areas during the winter months. To meet the needs of the marketplace, the Company seasonally stores product to meet anticipated winter demand and also increases its third party purchases to meet wintertime needs. As a result, the Company recognizes the greatest proportion of its operating income during the first and fourth quarters of the year. Because of the foregoing factors, the Company's operating results for any particular quarterly period may not be indicative of results for future periods.

     Management's Discussion and Analysis of Financial Condition and Results of Operations include forward-looking statements (within the meaning of Section 21E of the Securities Exchange Act of 1934) reflecting the expectations, plans and objectives of management for operations of the Company. Such statements are based on current expectations that involve numerous risks and uncertainties. Assumptions relating to these expectations involve judgments with respect to, among other things, future economic, competitive and market conditions, including the price of natural gas, all of which are difficult or impossible to predict accurately and many of which are beyond the control of the Company. Accordingly, there can be no assurance that the forward looking statements included in the Form 10-Q will prove to be accurate. Inclusion of such information should not be regarded by the Company as a representation by the Company or any other person that the expectations, plans and objectives of the Company will be realized. It is important to note that the Company's actual results could differ materially from those in such forward looking statements. Among the factors that could cause actual results to differ are those risks discussed in the "Risk Factors" section included in the Company's Registration Statement on Form S-1, as declared effective by the Securities and Exchange Commission on October 7, 1996 (Reg No. 333-09513).

RESULTS OF OPERATIONS

THREE AND NINE MONTHS ENDED SEPTEMBER 30, 1996 COMPARED TO
THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 1995

                                            Three Months Ended              Nine Months Ended
                                                September 30                   September 30
                                         1995      1996     % Change    1995      1996      % Change
                                  ----------------------------------   -----------------------------
                                              (in thousands)                 (in thousands)
Financial Results:
------------------
Plant revenues........................   $6,076    $10,543     74%     $23,302    $28,582        23%
Plant feedstock purchases.............    3,327      5,882     77%      11,935     14,417        21%

Terminal & marketing revenues.........   $2,341    $ 3,976     70%     $ 7,540    $13,805        83%
Terminal & marketing purchases........    2,133      3,372     58%       6,960     12,055        73%

Income before extraordinary
 items and taxes......................   $  568    $ 1,943    242%     $ 4,836    $ 6,427        33%


Revenues

   The Company's third quarter 1996 plant revenues increased $ 4.5 million, or 74%, to $10.5 million, compared to $6.1 million for third quarter 1995. An increase in NGLs sold of 26% accounted for approximately $1.5 million of the revenue increase, with higher selling prices per gallon for all NGL products accounting for approximately $ 2.1 million increase. An additional $ 851,000 of revenue was generated by the Company's new Kenova processing plant for third quarter 1996. The Company's new Kenova plant, which became operational in January 1996, also accounted for all of the Company's increased NGL production by supplying greater raw NGL volumes to the Company's Siloam plant.

   Plant revenue for the nine months ended September 30, 1996 increased $5.3 million, or 23%, to $28.6 million compared to the nine months ended September 30, 1996. Revenue generated by the new Kenova facility resulted in $2.4 million of the increase. Pricing increases accounted for $ 2.9 million of the increase, offset by a decrease in volumes fractionated at the Siloam plant of 3% for the nine month period ending September 1996. The volume decrease at the Siloam plant, which receives approximately 70% of its raw NGL mix from the Kenova plant, was primarily due to normal start-up delays in the transition from an older processing facility at Kenova to the Company's new plant during the first quarter of 1996.

     Terminal and marketing revenue for third quarter 1996 increased $1.6 million, or 70%, to $3.9 million, compared to revenue for the third quarter 1995 of $2.3 million. Of the $1.6 million increase, $1.0 million was related to an increase in volume and $600,000 was related to an increase in price. Revenue from the West Memphis terminal accounted for approximately $880,000 of the volume-related increase and the Company's terminal in Church Hill, Tennessee, which became operational in October 1995, accounted for approximately $120,000 of the volume-related increase for third quarter 1996.

     For the nine months ended September 30, 1996, terminal and marketing revenue increased $6.3 million, or 83%, to $13.8 million, compared to $7.5 million for the nine months ended September 30,

1995. Sales volumes increased 52% for the nine months ended September 30, 1996, compared to nine months ended September 30, 1995, accounting for $3.8 million of the $6.3 million increase. The Church Hill terminal contributed 29% of the volume, for $1.1 million of the volume increase. Volume increases from the West Memphis terminal were principally due to the colder temperatures during the first half of 1996, resulting in an increased demand for propane. Price-related increases accounted for the remaining $2.5 million of increased revenues for nine months ended September 30, 1996.

     Oil and gas and other revenue increased to $416,000 from $248,000 for the third quarter 1996 as compared to the third quarter 1995, an increase of $168,000, or 68%. This increase was due principally to production from certain of the Company's oil and gas properties, which began producing in the fourth quarter of 1995. Other revenue consists of income received from the leasing of Company-owned railcars to third parties.

     For the nine months ended September 30, 1996, oil and gas and other revenue increased from $749,000 to $1.1 million, or 53%, as compared to the nine months ended September 30, 1995. This increase was due principally to a full nine months of production in 1996 for certain of the Company's oil and gas properties, which began producing in late 1995.

Costs and expenses

   Plant feedstock costs increased for third quarter 1996, to $5.9 million compared to $3.3 million for the third quarter 1995, an increase of $2.6 million, of 77%. Of this $2.6 million increase in feedstock costs, $1.0 million was attributable to NGL production volumes, and $1.6 million was due to increased pricing.

   Plant feedstock costs also increased for the nine months ended September 30, 1996 compared to the nine months ended September 30, 1995 by $ 2.5 million, or 21%, as a result of decreased volumes of $ 200,000 and price increases of $2.7 million.

   Terminal and marketing purchases increased $1.2 million, from $2.1 million in third quarter 1995, to $3.3 million for third quarter 1996, an increase of 58%, as a result of both increased volumes and pricing.

   Terminal and marketing purchases also increased for the nine months ended September 30, 1996 compared to the nine months ended September 30, 1995 by $5.1 million, or 73%, to $12 million. Approximately $3.6 million was related to an increase in volume and $1.5 million was related to an increase in price.

   Operating expenses increased $162,000, from $1.2 million to $1.4 million for the third quarter 1996, as compared to third quarter 1995. For the nine months ended September 30, 1996, operating expenses increased $1.1 million, or 35%, to $4.3 million from $3.2 million for the nine month period ended September 30, 1995. The increase was due principally to new operations at both the Kenova and Church Hill facilities, which commenced operations in the first quarter of 1996 and the fourth quarter of 1995, respectively.

   General and administrative expenses increased $114,000, to $1.2 million for the three months ended September 30, 1996 from $1.1 million for the three months ended September 30, 1995. For the nine months ended September 30, 1996, general and administrative expenses increased $ 190,000, or 6%, to $3.4 million from $3.2 million for the nine month period ended September 30, 1995. The increases are attributable to administrative support activities related to the West Shore acquisition in Michigan and the new Kenova and Church Hill facilities.

   Depreciation and amortization increased to $783,000 from $437,000 for the third quarter 1996 compared to the third quarter 1995, an increase of $346,000, or 79%. For the nine months ended September 30, 1996, depreciation and amortization increased from $1.3 million to $ 2.1 million, or 57%, as compared to the nine months ended September 30, 1995. These increases are principally due to increased depreciation attributable to the Company's new Kenova plant.

Net interest expense

     Net interest expense increased $479,000, from interest income of $127,000 for the third quarter of 1995 to $352,000 interest expense for the third quarter of 1996. This increase resulted primarily from an increase in outstanding long-term debt of $ 13.5 million at September 30, 1995 to $21.1 million at September 30, 1996, offset by a decrease in interest rates from 8.125% to 7.5%.

     Net interest expense for the nine months ended September 30, 1996 increased $631,000, to $804,000 from $173,000 for the nine months ended September 30, 1995. This increase was due to the capitalization of interest in 1995 in connection with construction of the Kenova plant, and an increase in average outstanding long-term debt for the nine month period ended September 30, 1996 of approximately $ 13 million compared to the average outstanding long-term debt for the nine month period ended September 30, 1995 of approximately $ 5 million partially offset by a decrease in interest rates in 1996.



LIQUIDITY AND CAPITAL RESOURCES

   The Company's sources of liquidity and capital resources historically have been net cash provided by operating activities and proceeds from borrowed, long-term debt. The Company's principal uses of cash have been to fund operations and acquisitions.

   For the nine months ended September 30, 1996, net cash provided by operating activities increased by $1.6 million over the nine months ended September 30, 1995. This increase resulted primarily from an increase in revenue of $11.9 million, which was offset by a $8.9 million increase in feedstock purchases, terminal and marketing purchases, operating expenses and general and administrative expenses. Cash flow from operations was further reduced by an increase in working capital requirements. For the nine months ended September 30, 1996, accounts receivable decreased by $3.6 million primarily due to repayment of a short-term advance of $3.2 million made in conjunction with the West Shore agreement. Inventories and feedstocks increased $5.6 million for the nine months ended September 30, 1996, as a result of the Company building inventory levels for the fourth quarter demands and increasing prepaid feedstock accounts with lower-priced inventory. Accounts payable increased while costs and expenses decreased due to the timing of the payments for prepaid feedstock.

   Cash used in investing activities decreased $4.6 million for the nine month period ended September 30, 1996, as compared to the nine month period endeds September 30, 1995, mainly due to the completion of the Kenova facility under construction during the prior year, offset by investments in West Shore. Cash used in investing activities in 1995 was principally due to the expenditures resulting from the construction of the Kenova facility.

   Financing activities during the nine months ended September 30, 1995 and 1996 principally consisted of payments on long-term debt.

   In October 1996, the Company completed an initial public offering of its common stock, which generated $ 25.0 MM in net proceeds to the Company, after deducting estimated expenses of the offering. The Company believes that the net proceeds from its October 1996 public offering, together with its current credit facilities and cash flows generated by its operations, will be sufficient to meet its anticipated cash needs for working capital and capital expenditures for at least the next twelve months. Thereafter, if cash generated from operations is insufficient to satisfy the Company's liquidity requirements, the Company may seek to sell additional equity or debt securities, obtain additional credit facilities or adjust the level of its operating and capital expenditures. The sale of additional equity securities could result in dilution to the Company's stockholders.

Financing Facilities.
---------------------

Revolver Loan

   The Company currently has a financing agreement with Norwest Bank Denver, N.A. as agent, First American National Bank of Nashville, Tennessee, N M Rothschild and Sons Limited and First Chicago/ NBD (collectively, the "Lenders"). The agreement is structured as a revolving facility with a maximum
borrowing base of $40 million.   Interest rates are based on either the agent
bank's prime plus 1/4% or the London Interbank Offered Rate (LIBOR) plus 2%. The repayment period begins on September 30, 1998, continuing for 16 equal quarterly installments until June 30, 2002. Outstanding borrowings at September 30, 1996 were $13 million. After application of the net proceeds of the Company's October offering, no amounts were outstanding under this facility as of November 11, 1996. This facility is secured by substantially all of the Company's assets.

Working Capital Loan

   The Company has a working capital line of credit with a maximum borrowing
base of $7.5 million as of September 30, 1996.   Interest rates are based on
prime plus 1/4%, with maturity on July 1, 1998. Outstanding borrowings at September 30, 1996 were $7.3 million. Upon application of the net proceeds of the Offering, $ 4.2 million is outstanding under this facility as of October 31, 1996. The working capital is secured by the Company's inventory, receivables and cash.


Subsidiary's Revolver Loan

   The Company's MarkWest Resources subsidiary has a revolving facility with Colorado National Bank ( "CNB " ) with a maximum borrowing base of $ 5.8 MM as of September 30, 1996. Interest is based on CNB's bank rate plus 1/2%. The facility has a maturity date of April 2003. This facility is restricted for the exploration and development of oil and gas properties and as of September 30, 1996, $ 790,000 was outstanding. This facility is secured by substantially all of MarkWest Resources' assets. The Company has guaranteed $ 1 million of this facility.

   The loan agreements contain affirmative and negative covenants customary in commercial lending transactions, including restrictions on the incurrence of additional debt, restrictions on the payment of dividends that would cause the Company to violate the financial covenants contained in the loan agreements, maintenance of a specified tangible net worth, current ratio, ratio of funded debt to total capitalization and fixed charge coverage ratio.

Capital Investment Program

   During 1996, the Company expects to make approximately $10 million in capital investments. The Company expects to invest approximately $4 million in the Company's subsidiary, MarkWest Michigan, Inc. ("MW Michigan"), for activities in the Michigan area. Through MW Michigan, the Company is committed to make certain capital contributions to West Shore, a venture dedicated to natural gas gathering, treatment, processing and NGL marketing in western Michigan. The Company has committed to fund up to $1.2 million of West Shore's construction of a two-mile gathering pipeline and up to $10.0 million for a 30-mile extension of the Basin Pipeline. In addition, the Company has committed to fund 60% of the costs in excess of such amounts if necessary to complete these projects. The Company also expects to invest approximately $5.0 million in the Company's exploration and production subsidiary, MarkWest Resources Inc. ("MarkWest Resources"). For the nine months ended September 30, 1996, the Company made capital expenditures totaling $ 5.0 million, including $1.9 million for MW Michigan and $ 1.8 million for MarkWest Resources.


RISK MANAGEMENT ACTIVITIES

   The Company's policy is to utilize risk management tools primarily to reduce commodity price risk for its natural gas shrink replacement purchases. This effectively allows the Company to fix a portion of its margin because gains or losses in the physical market are offset by corresponding losses or gains in the financial instruments market. The Company's hedging activities generally fall into three categories - contracting for future purchases of natural gas at a predetermined BTU differential based upon a basket of Gulf Coast NGL prices, the fixing of margins between propane sales prices and natural gas reimbursement costs by purchasing natural gas contracts and simultaneously selling propane contracts (or a substitute for propane such as crude oil) of approximately the same BTU value, and the purchase of propane futures contracts to hedge future sales of propane at the Company's terminals or gas plants.

   The Company maintains a three-person committee that oversees all hedging activity of the Company. This committee reports monthly to management regarding recommended hedging transactions and positions. Gains and losses related to qualifying hedges, as defined by SFAS No. 80,

"Accounting for Futures Contracts", of firm commitments or anticipated transactions are recognized in plant revenue and feedstock purchases upon execution of the hedged physical transaction.

   As of September 30, 1996, the Company did not hold any material notional quantities of natural gas, NGL, or crude oil futures, swaps or options.

                           Part II - OTHER INFORMATION

Item 1.  Legal Proceedings
                None

Item 2.  Change in Securities
                None

Item 3.  Defaults Upon Senior Securities
                None

Item 4.  Submission of Matters to a Vote of Security Holders
                None

Item 5.  Other Information
                None

Item 6.  Exhibits and Reports on Form 8-K.
     (a) Exhibits
         10.1 Amended and Restated Loan Agreement made as of , among MarkWest Hydrocarbon, Inc. and Norwest Bank Colorado, N.A., First American National Bank, NM Rothschild and Sons Limited and First Chicago, NBD

         10.2 Amended and Restated Working Capital Loan Agreement made as of October 8, 1996, among MarkWest Hydrocarbon, Inc. and Norwest Bank Colorado, N.A., First American National Bank, NM Rothschild and Sons Limited and First Chicago, N.B.D.


     (b) Reports on Form 8-K
               No reports on Form 8-K were filed during the quarter ended September 30, 1996.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.



                                             MarkWest Hydrocarbon, Inc.
                                                   (Registrant)



Date:  November 21, 1996                   BY: /s/ Brian T. O'Neill
                                              ---------------------------------
                                               Brian T. O'Neill
                                               President and
                                               Chief Executive Officer



                                           BY: /s/ Faye E. McGuar
                                              ---------------------------------
                                               Faye E. McGuar
                                               Chief Accounting Officer