Form 10-Q/A
period 1996-09-30
MARKWEST HYDROCARBON INC
filed 1996-11-25
CIK 1019756

================================================================================
                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                 FORM 10-Q/A

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



                                             MarkWest Hydrocarbon, Inc.
                                                   (Registrant)



Date:  November 21, 1996                   BY: /s/ Brian T. O'Neill
                                              ---------------------------------
                                               Brian T. O'Neill

                                               Senior Vice President, and
                                               Chief Operating Officer


                                           BY: /s/ Faye E. McGuar
                                              ---------------------------------
                                               Faye E. McGuar
                                               Chief Accounting Officer