Form 10-K/A
period 1996-12-31
MARKWEST HYDROCARBON INC
filed 1997-05-05
CIK 1019756

================================================================================

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                  FORM 10-K/A

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

DOCUMENTS INCORPORATED BY REFERENCE

The information required by Part III of this Report (Items 10, 11, 12 and 13) is incorporated by reference from the registrant's proxy statement filed pursuant to Regulation 14A with respect to the annual meeting of stockholders scheduled to be held on June 6, 1997.

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

27.       Financial Data Schedule