Form 10-Q
period 1997-03-31
MARKWEST HYDROCARBON INC
filed 1997-05-15
CIK 1019756

================================================================================

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-Q

[X]    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
              OF THE SECURITIES EXCHANGE ACT OF 1934

                 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1997

                                       OR

[ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

                   FOR THE TRANSITION PERIOD FROM        TO
                                                 --------   ---------

                         COMMISSION FILE NUMBER 1-11566

                           MARKWEST HYDROCARBON, INC.
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

         DELAWARE                                   84-1352233
(State or other jurisdiction of                 (I.R.S. Employer
incorporation or organization)                 Identification No.)

             5613 DTC PARKWAY, SUITE 400, ENGLEWOOD, COLORADO 80111
                    (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)

       REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE:  303-290-8700



Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.   Yes  X   No
                                         ----    ----

The registrant had 8,483,598 shares of common stock, $.01 per share par value, outstanding as of April 30, 1997.

================================================================================

===============================================================================


PART I - FINANCIAL INFORMATION                           Page
                                                        ------
Item 1.  Consolidated Financial Statements
          Consolidated Statement of Operations
           for the Three Months ended March 31,
           1997 and 1996.................................. 1
          Consolidated Balance Sheet at March 31,
           1997 and December 31, 1996..................... 2
          Consolidated Statement of Cash Flows
           for the three months ended March
           31, 1997 and 1996.............................. 3
          Notes to the Consolidated Financial Statements.. 4

Item 2.  Management's Discussion and Analysis of Results
          of Operations and Financial Condition........... 6


PART II - OTHER INFORMATION

Item 1.  Legal Proceedings................................ 9
Item 6.  Exhibits and Reports on Form 8-K................. 9

SIGNATURES................................................ 10

PART I - FINANCIAL INFORMATION

ITEM 1.  CONSOLIDATED FINANCIAL STATEMENTS

                           MARKWEST HYDROCARBON, INC.
              (SUCCESSOR TO MARKWEST HYDROCARBON PARTNERS, LTD. )
                      CONSOLIDATED STATEMENT OF OPERATIONS
                                  (UNAUDITED)
                         (000S, EXCEPT PER SHARE DATA)

                                                    For the three months
                                                       ended March 31,
                                                     1997         1996
                                                  ----------    ---------
Revenues:
    Plant revenue................................    $21,289      $11,224
    Terminal and marketing revenue...............      6,489        8,407
    Oil and gas and other revenue................        649           67
    Interest income..............................        171           28
    Other income.................................        106          134
                                                  ----------    ---------

         Total revenue...........................     28,704       19,860

Costs and expenses:
    Plant feedstock purchases....................     10,269        4,588
    Terminal and marketing purchases.............      6,702        7,227
    Operating expenses...........................      2,199        1,722
    General and administrative expenses..........      1,935        1,205
    Depreciation, depletion and amortization.....        772          652
    Interest expense, net of capitilized interest        111          293
                                                  ----------    ---------

         Total costs and expenses................     21,988       15,687
                                                  ----------    ---------

Income before minority interest and
 income taxes....................................      6,716        4,173
Minority interest in net loss of subsidiary......        202           --
                                                  ----------    ---------

Income before income taxes.......................      6,918        4,173

Provision for income taxes:
    Current......................................      2,373           --
    Deferred.....................................        263           --
                                                  ----------    ---------

Net income.......................................    $ 4,282      $ 4,173
                                                  ==========    =========

Earnings per share of common stock (A)...........      $0.50        $0.33
                                                  ==========    =========
Weighted average number of outstanding shares
 of common stock (A).............................      8,485        7,908
                                                  ==========    =========

Pro forma Net Income (Note 4):
    Historical income before income taxes........    $   N/A      $ 4,173
    Provision for income taxes...................        N/A        1,586
                                                  ----------    ---------
    Net income...................................    $   N/A      $ 2,587
                                                  ==========    =========

----------
(A)  Pro forma for 1996 (See Note 4).



  The accompanying notes are an integral part of these financial statements.

                           MARKWEST HYDROCARBON, INC.
              (SUCCESSOR TO MARKWEST HYDROCARBON PARTNERS, LTD.)
                           CONSOLIDATED BALANCE SHEET
                                    (000S)

                                           March 31,
                 ASSETS                       1997      December 31,
                                          (Unaudited)       1996
                                          -----------   ------------
Current assets:
    Cash and cash equivalents...........     $  3,080       $  4,401
    Receivables.........................        6,441          9,755
    Inventories.........................        2,374          5,632
    Prepaid feedstock...................           --          1,831
    Other assets........................          400            458
                                          -----------   ------------
      Total current assets..............       12,295         22,077

Property and equipment:
    Gas processing, gathering, storage
     and marketing......................       46,443         45,247
    Oil and gas properties and equipment        4,981          3,731
    Land, buildings and other equipment.        5,103          5,647
    Construction in progress............        4,510          5,831
                                          -----------   ------------
                                               61,037         60,456
    Less: accumulated depreciation,
     depletion and amortization.........      (13,061)       (12,316)
                                          -----------   ------------
      Total property and equipment, net.       47,976         48,140

Intangible assets, net of accumulated
 amortization of $134                             299            380
and $315 respectively...................
Note receivable and other assets........        9,367          7,657
                                          -----------   ------------
Total assets............................     $ 69,937       $ 78,254
                                          ===========   ============

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
    Trade accounts payable..............     $  2,112       $  5,382
    Accrued liabilities.................        3,915          1,629
    Income taxes payable................        2,373          3,014
    Current portion of long-term debt...          156            156
                                          -----------   ------------
      Total current liabilities.........        8,556         10,181
                                          -----------   ------------
Deferred income taxes...................        4,253          3,977
Long-term debt..........................          144         11,257
                                          -----------   ------------
               Total liabilities........       12,953         25,415
                                          -----------   ------------

Minority interest.......................        9,038          9,175
                                          -----------   ------------

Stockholders' equity:
    Preferred stock, par value $0.01,
     5,000,000 shares authorized,
     0 shares issued and outstanding....           --             --

    Common stock, par value $0.01,
     20,000,000 shares authorized,
     8,485,000 shares issued and
     outstanding........................           85             85

    Additional paid-in capital..........       42,237         42,237
    Retained earnings...................        5,624          1,342
                                          -----------   ------------
               Total stockholders'
                equity..................       47,946         43,664
                                          -----------   ------------

Total liabilities and stockholders'
 equity.................................     $ 69,937       $ 78,254
                                          ===========   ============

  The accompanying notes are an integral part of these financial statements.

                           MARKWEST HYDROCARBON, INC.
              (SUCCESSOR TO MARKWEST HYDROCARBON PARTNERS, LTD. )
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                  (UNAUDITED)
                                     (000S)

                                           For the three months ended
                                                     March 31,
                                                  1997       1996
                                             -----------   --------
Reconciliation of net income to net
 cash provided by operating activities:
   Net income...........................        $  4,282    $ 4,173
   Add income items that do not affect
    working capital:
        Depreciation, depletion and
         amortization...................             772        652
        Deferred income taxes...........             263         --
        Gain on sale of assets..........             (75)        --
                                             -----------   --------
                                                   5,242      4,825

   Adjustments to working capital to
    arrive at net cash provided by
    operating activities:
        Decrease in accounts receivable.           3,314      1,343
        Decrease in inventories.........           3,258      1,038
        Decrease in prepaid feedstock
         and other assets...............           1,889      1,709
        (Decrease) increase in accounts
         payable and accrued liabilities          (1,625)       305
                                             -----------   --------

   Net cash provided by operating
    activities..........................          12,078      9,220

Cash flows from investing activities:
   Capital expenditures.................            (595)      (931)
   Other................................             (62)        --
   (Increase) decrease on note receivable
    and other assets....................          (1,629)        66
                                             -----------   --------

   Net cash used in investing activities          (2,286)      (865)

Cash flows from financing activities:
   Repayments of long-term debt.........         (11,113)    (5,500)
   Partners' distributions..............              --       (557)
                                             -----------   --------

   Net cash used in financing activities         (11,113)    (6,057)

   Net (decrease) increase in cash and
    cash equivalents....................          (1,321)     2,298

Cash and cash equivalents at beginning
 of period..............................           4,401        761
                                             -----------   --------

Cash and cash equivalents at end of
 period.................................        $  3,080    $ 3,059
                                             ===========   ========

  The accompanying notes are an integral part of these financial statements.

                          MARKWEST HYDROCARBON, INC.
              (SUCCESSOR TO MARKWEST HYDROCARBON PARTNERS, LTD.)
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)


NOTE 1.  GENERAL

The consolidated financial statements include the accounts of MarkWest Hydrocarbon, Inc. ("MarkWest" or the "Company") and its wholly-owned subsidiaries, MarkWest Resources, Inc. ("Resources") and MarkWest Michigan, Inc. ("Michigan"). All significant intercompany accounts and transactions have been eliminated in consolidation.

The unaudited financial statements presented herein have been prepared in accordance with the instructions to Form 10-Q and do not include all the information and note disclosures required by generally accepted accounting principles for complete financial statements. The interim consolidated financial statements should be read in conjunction with the Consolidated Financial Statements and Notes thereto for the year ended December 31, 1996 included in the Company's Form 10-K, as filed with the Securities and Exchange Commission. In the opinion of management, all adjustments necessary for a fair statement of the results for the unaudited interim periods have been made. These adjustments consist only of normal recurring adjustments.

The effective corporate tax rate for interim periods is based on the estimated annual effective corporate tax rate, excluding certain nonrecurring or unusual events. The effective tax rate varies from statutory rates due primarily to tax credits and intangible development costs.

Certain prior year amounts have been reclassified to conform to the 1997 presentation.

NOTE 2.  REORGANIZATION

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

NOTE 3.  SIGNIFICANT BUSINESS ACQUISITIONS

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

Effective May 6, 1996, the Partnership acquired the right to earn up to a 60% interest for $16.8 million in a newly formed venture, West Shore Processing, LLC ("West Shore"). The most significant asset of West Shore is Basin Pipeline LLC, which was contributed by the Partnership's venture partner, Michigan Energy Company, LLC. The West Shore agreement is structured so that the Company's ownership interest increases as capital expenditures for the benefit of West Shore are made by the Company. As of March 31, 1997, the Company had made contributions of approximately $13.4 million to, and owned a 55% ownership interest in, West Shore. The Company is committed to make capital expenditures of approximately $20.0 million in 1996 and 1997 in conjunction with the first
two phases of the agreement.   The Company expects to complete the first phase
of the Michigan Project, which will cost approximately $11.0 million, in the first half of 1997. The Company currently anticipates that the second phase of the Michigan Project, which is expected to cost approximately $9.0 million, will be completed by the end of the fourth quarter of 1997.

                          MARKWEST HYDROCARBON, INC.
              (SUCCESSOR TO MARKWEST HYDROCARBON PARTNERS, LTD.)
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)

NOTE 4.  PRO FORMA INFORMATION

Prior to the Reorganization, the Company was organized as a partnership and
consequently, was not subject to income tax.   A pro forma provision for income
taxes and pro forma net income for the quarter ended March 31, 1996 have been presented for purposes of comparability as if the Company had been a taxable entity. In addition, the Company's historical capital structure is not indicative of its current structure and, accordingly, historical net income per common share has not been presented. Pro forma net income per common share for the quarter ended March 31, 1996 has been computed using the weighted average number of common and common equivalent shares outstanding for the fourth quarter of 1996 following the Company's initial public offering.

NOTE 5.  RECENT ACCOUNTING PRONOUNCEMENTS

In February 1997, the Financial Accounting Standards Board issued Statement No. 128 ("SFAS 128"), "Earnings Per Share". This Statement is effective for financial statements issued for periods ending after December 15, 1997. Earlier adoption is not permitted. SFAS 128 requires dual presentation of basic and diluted EPS for entities with complex capital structures. The impact of adopting SFAS 128 will not have a material effect on the Company's earnings per share calculation.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

MarkWest Hydrocarbon, Inc. ("MarkWest" or the "Company") provides compression, gathering, treatment, processing and natural gas liquids ("NGL") extraction services to natural gas producers and pipeline companies and fractionates NGLs into marketable products for sale to third parties. The Company also purchases, stores and markets natural gas and NGLs. The majority of the Company's operating income is derived from gas processing and NGL fractionation. NGL prices and the volume of liquids extracted, fractionated, and sold are the primary determinants of revenues. Prices of NGLs typically do not vary directly with natural gas prices, but more closely follow the prices of crude oil. In addition to sales of NGLs processed by the Company, the Company generates income from the purchase and resale of NGLs as part of its terminal and marketing activities, and provides marketing activities in support of its company-owned facilities and production. The Company also currently operates two propane terminals.

In May 1996, the Company entered into arrangements for the establishment of West Shore Processing Company LLC ("West Shore"), a company jointly owned with Michigan Energy Company, LLC ("MEC"). At that time, the most significant assets of West Shore consisted of a 31-mile sour gas pipeline (the "Basin Pipeline") that is situated in Manistee and Mason Counties, Michigan, the rights to obtain a sour gas treatment plant located in Manistee County and various agreements that dedicate natural gas production to West Shore for processing. West Shore has completed a 30-mile extension to provide access to existing shut-in wells owned by Michigan Production Company ("MPC").

West Shore has entered into agreements to construct approximately 27 miles of additional pipeline to provide access to processing services to existing shut-in wells. West Shore will also construct a new 50 million cubic feet per day plant to extract NGLs, with start-up expected in the fourth quarter. In addition, the Company expects either to construct a new treatment plant or to expand Shell's existing plant capacity to treat the sour gas predominant in the Michigan Core Area.

The Company maintains a strategic gas exploration effort intended to permit the Company to gain a foothold position in production areas that have strong potential to create demand for its processing services. The Company, through its MarkWest Resources, Inc. subsidiary, currently owns interests in several exploration and production assets. Such assets include a 49% undivided interest in exploration and production projects in La Plata County, Colorado; a 5.4% working interest in a 66 well drilling program on well sites in Oklahoma, Nevada, Kansas and Texas; a 25% working interest in a 31,000 acre project to be developed in the Piceance Basin of Colorado; and a 17.5% working interest in the drilling program of the Niagran Reef Trend in the Michigan Core Area.

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

Management's Discussion and Analysis of Financial Condition and Results of Operations include forward-looking statements (within the meaning of Section 21E of the Securities Exchange Act of 1934) reflecting the expectations, plans and objectives of management for operations of the Company. Such statements are based on current expectations that involve numerous risks and uncertainties. Assumptions relating to these expectations involve judgments with respect to, among other things, future economic, competitive and market conditions, including the price of natural gas, all of which are difficult or impossible to predict accurately and many of which are beyond the control of the Company. Accordingly, there can be no assurance that the forward-looking statements included in the Form 10-Q will prove to be accurate. Inclusion of such information should not be regarded as a representation by the Company or any other person that the expectations, plans and objectives of the Company will be realized.

RESULTS OF OPERATIONS

THREE MONTHS ENDED MARCH 31, 1997 COMPARED TO THE THREE MONTHS ENDED MARCH 31, 1996

The Company reported net income of $4.3 million or $0.50 per share on revenues of $28.7 million for the first quarter of 1997. This compares to pro forma net income of $2.6 million or $0.33 per share on revenues of $19.9 million for the same period in 1996. This 66% increase in net income is primarily due to the strength of the Company's Appalachian core area, where both volumes of natural gas liquids sold and margins increased, more than offsetting the effect of warmer winter weather on the Company's terminal operations.

Revenues

The Company's first quarter 1997 plant revenues increased $10.1 million, or 90%, to $21.3 million, compared to $11.2 million for the first quarter of 1996. An increase in NGL production and sales volumes of 25% accounted for approximately $2.5 million of the revenue increase, with higher selling prices per gallon for
all NGL products accounting for a $1.1 million increase.   The remaining $6.5
million increase resulted from NGL exchange contracts and hedging positions put in place during the fourth quarter of 1996. NGL recoveries were greater for the first quarter of 1997 at the Company's Kenova plant, due to reduced down time, compared to operations during the plant's start-up period in the first quarter of 1996. Richer gas streams were also available during the first quarter of 1997 due to a temporary maintenance shutdown of a competitor's plant upstream of Kenova. In addition, increased processing of third party feedstocks occurred.

Terminal and marketing revenue for the first quarter of 1997 decreased $1.9 million, or 23%, to $6.5 million, compared to $8.4 million for the first quarter of 1996. This decrease was the result of a $2.5 million volume decrease at the Company's West Memphis terminal, partially offset by $0.6 million worth of price-related increases. Warmer winter months in 1997 resulted in decreased sales volumes, compared to the first quarter of 1996.

Oil and gas and other revenue increased to $649,000 for the first quarter of 1997 as compared to $67,000 for the first quarter of 1996, an increase of $582,000. This increase was due principally to an additional $122,000 in revenues from the Company's oil and gas properties, an additional $210,000 in transportation and compression revenues from the Company's Basin Pipeline subsidiary, and an additional $250,000 in processing revenues from the Company's West Shore operations for the first quarter of 1997.

Interest income

Interest income increased $143,000 from $28,000 for the first quarter of 1996 to $171,000 for the first quarter of 1997. This increase resulted primarily from the interest income earned in the first quarter of 1997 on long-term notes receivable, which bears an interest rate of 5.98%.

Costs and expenses

Plant feedstock costs increased to $10.3 million for the first quarter of 1997, compared to $4.6 million for the first quarter of 1996, an increase of $5.7 million, or 124%. Of this $5.7 million increase, $1.4 million was attributable to NGL production volumes which was partially offset by increased pricing, and $4.3 million of the increase was due to NGL exchange contracts and hedging positions put in place during the fourth quarter of 1996.

Terminal and marketing purchases decreased $0.5 million, from $7.2 million in the first quarter of 1996, to $6.7 million for the first quarter of 1997, a decrease of 7%. This decrease was primarily a result of a $2.1 million volume decrease, which was significantly offset by an increase in propane pricing of $1.6 million.

Operating expenses increased $0.5 million or 29% from $1.7 million to $2.2 million for the first quarter of 1997, as compared to the first quarter of 1996. The increase was principally driven by the Company's operations in Michigan, which commenced in May 1996.

General and administrative expenses increased $0.7 million or 58%, to $1.9 million for the first quarter of 1997 from $1.2 million for the first quarter of
1996.   The increase was attributable to administrative support activities related to the West Shore operations in Michigan, to costs incurred in connection with the Partnership reorganization and being a public company in 1997.

Depreciation and amortization increased to $772,000 from $652,000 for the first quarter of 1997 compared to the first quarter of 1996, an increase of $120,000, or 18%. This increase was principally due to increased depreciation attributable to the Company's West Shore facilities.

Interest expense

Interest expense decreased $182,000 or 62% from interest expense of $293,000 for the first quarter of 1996 to interest expense of $111,000 for the first quarter of 1997. This decrease resulted primarily from the decrease in average outstanding long-term debt to $3.6 million for the first quarter of 1997 compared to $13.8 million for the first quarter of 1996.

LIQUIDITY AND CAPITAL RESOURCES

The Company's sources of liquidity and capital resources historically have been net cash provided by operating activities; proceeds from issuance of long-term debt; and in 1996, an initial public offering of equity. The Company's principal uses of cash have been to fund operations, capital expenditures and acquisitions.

For the first quarter of 1997, net cash provided by operating activities increased by $2.9 million to $12.1 million compared to the first quarter of 1996. This increase resulted primarily from an increase in revenue of $8.8 million, which was offset by a $6.4 million increase in feedstock purchases, operating expenses and general and administrative expenses.

Cash used in investing activities increased $1.4 million for the first quarter of 1997 to $2.3 million, as compared to the first quarter of 1996, mainly due to West Shore's financing of a 31-mile extension to the Basin Pipeline, which West Shore is building on behalf of Michigan Production Company.

Financing activities during the first quarter of both 1997 and 1996 principally consisted of payments on long-term debt.

Financing Facilities

At March 31, 1997, the Company had $47.5 million of available credit and working capital of $3.7 million. The Company believes that cash flows generated by its operations and existing credit facilities will be sufficient to meet its anticipated cash needs for working capital and capital expenditures for the next 12 months.

Resources Revolver Loan The Company had a revolving facility with Colorado National Bank with a maximum borrowing base of $5.8 million as of March 31, 1997. As of March 31, 1997, there were no outstanding borrowings on this facility. This facility was canceled by the Company, effective April 25, 1997.

Capital Investment Program

The Company expects to spend in excess of $20.0 million during 1997, including approximately $12.0 million in the Michigan Core Area in order to complete construction of a pipeline and a new liquids facility, with the balance being allocated for projects in the Appalachian Core Area and exploration projects. For the three months ended

March 31, 1997, the Company made capital expenditures totaling approximately $600,000, and funded $1.6 million to complete the 30-mile extension of the Basin Pipeline.

RISK MANAGEMENT ACTIVITIES

The Company's primary hedging objectives are to meet or exceed budgeted gross margins by locking in budgeted or above-budgeted prices in the financal derivatives markets and to protect margins from precipitous declines. Under internal guidelines, speculative positions are prohibited.

The Company's hedging activities generally fall into three categories - 1) contracting for future purchases of natural gas at a predetermined BTU differential based upon a basket of Gulf Coast NGL prices (or a substitute for propane such as crude oil), 2) the fixing of margins between propane sales prices and natural gas reimbursement costs by purchasing natural gas contracts and simultaneously selling propane contracts of approximately the same BTU value, and 3) the purchase of propane futures contracts to hedge future sales of propane at the Company's terminals or gas plants. The Company enters into futures transactions on the New York Mercantile Exchange ("NYMEX"). Future gas purchases are based on predetermined BTU differentials and are negotiated with natural gas suppliers and structured to provide similar risk protections as NYMEX futures.

The Company maintains a three-person committee that oversees all hedging activity of the Company. This committee reports monthly to management regarding recommended hedging transactions and positions. Gains and losses related to qualifying hedges, as defined by Statement of Financial Accounting Standards No. 80, "Accounting for Futures Contracts", of firm commitments or anticipated transactions are recognized in plant revenue and feedstock purchases upon execution of the hedged physical transaction.

During the three months ended March 31, 1997, a $1,018,000 gain was recognized in operating income on the settlement of propane and natural gas futures. Financial instrument gains and losses on hedging activities were generally offset by amounts realized from the sale of the underlying products in the physical market.

RECENT ACCOUNTING PRONOUNCEMENTS

In February 1997, the Financial Accounting Standards Board issued Statement No. 128 ("SFAS 128"), "Earnings Per Share". This Statement is effective for financial statements issued for periods ending after December 15, 1997. Earlier adoption is not permitted. SFAS 128 requires dual presentation of basic and diluted EPS for entities with complex capital structures. The impact of adopting SFAS 128 will not have a material effect on Company's earnings per share calculation.

PART II.   OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

In April 1997, Domain Energy Corporation and EnCap Investments, L.C. informed the Company that they had purported to transfer their interests in MEC and Michigan Production Company to Energy Acquisition Corp. MEC holds a minority
interest in West Shore.   The Company believes that the transfer of the interest
in MEC would be in violation of the arrangements for the establishment and operation of West Shore, and is, therefore, invalid. Accordingly, the Company has not recognized the purported transfer and has commenced arbitration proceedings pursuant to the Participation, Ownership and Operating Agreement for West Shore.


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)   Exhibits

         11 - Statement regarding computation of earnings per share

     27 - Financial Data Schedule

(a)   Reports on Form 8-K

     A report on Form 8-K dated April 28, 1997, was submitted announcing the hiring of Gerald A. Tywoniuk as Chief Financial Officer and Vice President of Finance.



                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                               MarkWest Hydrocarbon, Inc.
                                  (Registrant)




Date:   May 12, 1997           By: /s/ GERALD A. TYWONIUK
                                   --------------------------
                                       Gerald A. Tywoniuk
                                 Chief Financial Officer and Vice
                                      President of Finance
                                  (On Behalf of the Registrant and
                                     as Principal Financial and
                                      Accounting Officer)