Form 10-Q
period 1997-06-30
MARKWEST HYDROCARBON INC
filed 1997-08-14
CIK 1019756

--------------------------------------------------------------------------------

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-Q

[X]           QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                  OF THE SECURITIES EXCHANGE ACT OF 1934

                 FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1997

                                       OR

[ ]       TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

                   FOR THE TRANSITION PERIOD FROM            TO
                                                 ------------  ----------

                        COMMISSION FILE NUMBER 1-11566

                          MARKWEST HYDROCARBON, INC.
            (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

                  DELAWARE                                 84-1352233
       (State or other jurisdiction of                 (I.R.S. Employer
       incorporation or organization)                  Identification No.)

             5613 DTC PARKWAY, SUITE 400, ENGLEWOOD, COLORADO 80111
                    (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)

       REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE:  303-290-8700



Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes  X   No
    ---    ---

The registrant had 8,484,135 shares of common stock, $.01 per share par value, outstanding as of August 13, 1997.

--------------------------------------------------------------------------------



PART I - FINANCIAL INFORMATION                          Page
                                                    ------------
Item 1.  Consolidated Financial Statements
           Consolidated Balance Sheet at June 30,
             1997 and December 31, 1996.............      1
           Consolidated Statement of Operations for
             the Three and Six Months Ended June 30,
             1997 and 1996..........................      2
           Consolidated Statement of Cash Flows for
             the Three and Six Months Ended June 30,
             1997 and 1996..........................      3
           Notes to the Consolidated Financial
             Statements.............................      4

Item 2.  Management's Discussion and Analysis of
           Results of Operations and Financial
           Condition................................      6

PART II - OTHER INFORMATION

Item 1.  Legal Proceedings..........................      11
Item 4.  Submission of Matters to a Vote of
           Security Holders.........................      11
Item 6.  Exhibits and Reports on Form 8-K...........      12

SIGNATURES..........................................      13


PART I - FINANCIAL INFORMATION
ITEM 1.  CONSOLIDATED FINANCIAL STATEMENTS

                          MARKWEST HYDROCARBON, INC.
              (SUCCESSOR TO MARKWEST HYDROCARBON PARTNERS, LTD.)
                          CONSOLIDATED BALANCE SHEET
                           (000S, EXCEPT SHARE DATA)

                                            June 30,
                 ASSETS                       1997      December 31,
                                          (Unaudited)       1996
                                        -------------   ------------
Current assets:
    Cash and cash equivalents...........     $    186       $  4,401
    Receivables.........................        8,562          9,755
    Inventories.........................        2,920          5,632
    Prepaid feedstock...................        1,009          1,831
    Other assets........................        1,140            458
                                           ----------     ----------
      Total current assets..............       13,817         22,077

Property and equipment:
    Gas processing, gathering, storage         48,319         45,247
     and marketing equipment............
    Oil and gas properties and equipment        8,827          3,731
    Land, buildings and other equipment.        4,445          5,647
    Construction in progress............        7,575          5,831
                                           ----------     ----------
                                               69,166         60,456
    Less: accumulated depreciation,
     depletion and amortization.........      (13,830)       (12,316)
                                           ----------     ----------
      Total property and equipment, net.       55,336         48,140

Intangible assets, net of accumulated
 amortization of $257 and $315
 respectively...........................          377            380
Note receivable and other assets........        9,548          7,657
                                           ----------     ----------
Total assets............................     $ 79,078       $ 78,254
                                           ==========     ==========

   LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
    Trade accounts payable..............     $  2,103       $  5,382
    Accrued liabilities.................        5,417          1,629
    Income taxes payable................           --          3,014
    Current portion of long-term debt...          156            156
                                            ---------      ---------
      Total current liabilities.........        7,676         10,181

Deferred income taxes...................        4,253          3,977
Long-term debt..........................       10,026         11,257

Minority interest.......................        8,943          9,175
Stockholders' equity:
    Preferred stock, par value $0.01,
     5,000,000 shares authorized, 0
     shares issued and outstanding......           --             --
    Common stock, par value $0.01,
     20,000,000 shares authorized,
     8,506,052 shares issued, 8,484,135
     shares outstanding.................           85             85
    Additional paid-in capital..........       42,471         42,237
    Retained earnings...................        5,924          1,342
    Treasury stock......................         (300)            --
                                           ----------     ----------
       Total stockholders' equity.......       48,180         43,664
                                           ----------     ----------
Total liabilities and stockholders'
 equity.................................     $ 79,078       $ 78,254
                                           ==========     ==========

  The accompanying notes are an integral part of these financial statements.

                           MARKWEST HYDROCARBON, INC.
              (SUCCESSOR TO MARKWEST HYDROCARBON PARTNERS, LTD. )
                      CONSOLIDATED STATEMENT OF OPERATIONS
                                  (UNAUDITED)
                         (000S, EXCEPT PER SHARE DATA)

                                                     For the               For the
                                              three months ended       six months ended
                                                     June 30,              June 30,
                                                 1997       1996         1997       1996
                                             -----------  --------- ---------- -----------
 Revenues:
    Plant revenue.......................         $ 9,029    $7,109     $30,287     $18,333
    Terminal and marketing revenue......           1,791     1,415       8,280       9,822
    Oil and gas and other revenue.......             865        96       1,512         163
    Interest income.....................             258        15         348          43
    Other income........................              87       167         298         301
                                             -----------  --------- ---------- -----------
         Total revenue..................          12,030     8,802      40,725      28,662
                                             -----------  --------- ---------- -----------

Costs and expenses:
    Plant feedstock purchases...........           4,292     3,950      14,561       8,538
    Terminal and marketing purchases....           1,784     1,456       8,486       8,683
    Operating expenses..................           2,568     1,127       4,756       2,853
    General and administrative expenses.           1,809     1,063       3,835       2,264
    Depreciation, depletion and
     amortization.......................             812       676       1,584       1,328
    Interest expense, net of
     capitalized interest...............             312       216         335         509
                                             -----------  --------- ---------- -----------

         Total costs and expenses.......          11,577     8,488      33,557      24,175
                                             -----------  --------- ---------- -----------

Income before minority interest and                  453       314       7,168       4,487
 income taxes...........................

Minority interest in net loss of                      20        --         223          --
 subsidiary.............................
                                             -----------  --------- ---------- -----------

Income before income taxes..............             473       314       7,391       4,487

Provision for income taxes:
    Current.............................             173        --       2,546          --
    Deferred............................              --        --         263          --
                                             -----------  --------- ---------- -----------
                                                     173        --       2,809          --
                                             -----------  --------- ---------- -----------

Net income..............................         $   300    $  314     $ 4,582     $ 4,487
                                             ===========  =========  ========= ===========

Earnings per share of common stock (A)..           $0.04     $0.02       $0.54       $0.35
                                             ===========  =========  ========= ===========
Weighted average number of outstanding
 shares of common stock (A).............           8,484     7,908       8,484       7,908
                                             ===========  =========  ========= ===========

Pro forma net income (Note 4)
    Historical income before income               N/A       $  314     N/A         $ 4,487
     taxes..............................
    Provision for income taxes..........          N/A          119     N/A           1,704
                                                          ---------            -----------
    Net income..........................          N/A       $  195     N/A         $ 2,783
                                                          =========            ===========

      (A)  Pro forma for 1996 (see Note 4).

  The accompanying notes are an integral part of these financial statements.

                          MARKWEST HYDROCARBON, INC.
              (SUCCESSOR TO MARKWEST HYDROCARBON PARTNERS, LTD.)
                     CONSOLIDATED STATEMENT OF CASH FLOWS
                                  (UNAUDITED)
                                    (000S)

                                          For the three months  For the six  months
                                             ended June 30,        ended June 30,
                                            1997       1996       1997       1996
                                        ----------  ----------  --------  ---------
Reconciliation of net income to net
 cash provided by operating activities:
     Net income.........................   $   300    $   314   $  4,582   $  4,487
     Add income items that do not
      affect working capital:
        Depreciation, depletion and
         amortization...................       812        676      1,584      1,328
        Deferred income taxes...........        --         --        263         --
        Gain on sale of assets..........        --         --        (75)        --
                                           -------    -------   --------   --------
                                             1,112        990      6,354      5,815

     Adjustments to working capital to
      arrive at net cash provided by
      operating activities:
         (Increase) decrease in accounts
          receivable                        (2,121)     3,775      1,193      5,118
         (Increase) decrease in
          inventories...................      (546)    (1,769)     2,712       (731)
         (Increase) decrease in prepaid
          feedstock and other assets....    (1,749)    (2,121)       140       (412)
         (Decrease) increase in
          accounts payable and accrued
          liabilities...................    (1,940)       618     (3,565)       923
                                           -------    -------   --------   --------

           Net cash provided by
            operating activities........    (5,244)     1,493      6,834     10,713

Cash flows from investing activities:
         Capital expenditures...........    (7,125)    (1,014)    (7,720)    (1,945)
         (Increase) in note receivable
          and other assets..............      (259)      (654)    (1,888)      (588)
         Other..........................       (82)        --       (144)        --
                                           -------    -------   --------   --------

            Net cash used in investing
             activities.................    (7,466)    (1,668)    (9,752)    (2,533)

Cash flows from financing activities:
         Proceeds from long-term debt...     9,920      4,850      9,920      4,850
         Repayment of long-term debt....       (37)    (4,500)   (11,150)   (10,000)
         Partners' distributions........        --     (2,662)        --     (3,219)
         Other..........................       (67)        --        (67)        --
                                           -------    -------   --------   --------

            Net cash used in financing
             activities.................     9,816     (2,312)    (1,297)    (8,369)
                                           -------    -------   --------   --------

Net decrease in cash and cash
 equivalents............................    (2,894)    (2,487)    (4,215)      (189)

Cash and cash equivalents at beginning
 of period..............................     3,080      3,059      4,401        761
                                           -------    -------   --------   --------

Cash and cash equivalents at end of
 period.................................   $   186    $   572   $    186   $    572
                                           =======    =======   ========   ========

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

NOTE 3.  SIGNIFICANT BUSINESS ACQUISITIONS

Prior to July 1, 1996, the Partnership owned 49% of MarkWest Coalseam Development Company LLC (formerly MarkWest Coalseam Joint Venture) ("Coalseam"), a natural gas development venture, and MW Gathering LLC ("Gathering"), a natural gas gathering venture. Effective July 1, 1996, Gathering was merged into Coalseam. Simultaneously, the Partnership formed MarkWest Resources Inc. ("Resources"), and Coalseam distributed 49% of its assets to Resources and 51% to MAK-J Energy Partners, Ltd. (formerly MarkWest Energy Partners, Ltd.), a partnership whose general partner is a corporation owned and controlled by the President of the Company. The consolidated financial statements reflect Resources' 49% proportionate share of the underlying oil and gas assets, liabilities, revenues and expenses.

Effective May 6, 1996, the Partnership acquired the right to earn up to a 60% interest for $16.8 million in a newly formed venture, West Shore Processing, LLC ("West Shore"). The most significant asset of West Shore is Basin Pipeline LLC, which was contributed by the Partnership's venture partner, Michigan Energy Company, LLC. The West Shore agreement is structured so that the Company's ownership interest increases as capital expenditures for the benefit of West Shore are made by the Company. As of June 30, 1997, through the funding of capital expenditures, the Company had made contributions of approximately $16.8 million to, and owned a 60% ownership interest in, West Shore.

NOTE 4.  PRO FORMA INFORMATION

Prior to the Reorganization, the Company was organized as a partnership and
consequently, was not subject to income tax.   A pro forma provision for income
taxes and pro forma net income for the three and six months ended

June 30, 1996 have been presented for purposes of comparability as if the Company had been a taxable entity. In addition, the Company's historical capital structure is not indicative of its current structure and, accordingly, historical net income per common share has not been presented. Pro forma net income per common share for the three and six months ended June 30, 1996 has been computed using the weighted average number of common and common equivalent shares outstanding for the fourth quarter of 1996 following the Company's initial public offering.

NOTE 5.  LONG TERM DEBT

Effective June 20, 1997, the Company replaced its existing financing agreements with a new credit facility (the "credit facility") with the Bank of Montreal, as agent, NationsBank and Colorado National Bank. The credit facility allows the Company to borrow up to $55 million pursuant to a revolving loan commitment. The revolving loan commitment converts to a reducing loan commitment on May 31, 1999. The reducing loan commitment reduces ratably on a quarterly basis to zero by May 31, 2003.

Interest rates are based on either the agent bank's prime rate plus 1% or the London Interbank Offered Rate (LIBOR), plus an applicable margin of between 50 and 150 basis points, based upon the Company's debt to capitalization ratio. As of June 30, 1997, approximately $10.0 million was outstanding bearing interest at 6.1875%.

The debt is secured by a first mortgage on the Company's major assets. The loan agreement restricts certain activities and requires the maintenance of certain financial ratios and other conditions.

As a direct result of entering into a new credit facility, the Company wrote off previously deferred financing costs associated with the previous credit facility of approximately $235,000 in the second quarter of 1997.

NOTE 6.  RECENT ACCOUNTING PRONOUNCEMENTS

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

  The accompanying notes are an integral part of these financial statements.

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

Substantially all of the Company's revenues are derived from the sale of natural gas liquids (NGLs) particularly propane. The strongest demand for propane and the highest propane sales margins generally occur during the winter heating season. As a result, the Company realizes the greatest proportion of its annual income during the first and fourth quarters of the year.

APPALACHIA

At the Siloam plant in Kentucky, NGL production for the second quarter increased 6% over the 1996 quarter, reflecting greater operating time at the Kenova extraction plant, which supplies feedstock to Siloam. The new Kenova plant began operation in January 1996. Sales volume increased 22% over 1996, partially from greater demand for normal butane.

As previously announced, in April 1997, the Federal Energy Regulatory Commission approved Columbia Gas Transmission Corporation's rate case. As part of this rate case, MarkWest and Columbia signed a letter agreement ("the agreement") which will allow the Company to acquire and operate two additional facilities from Columbia, the Boldman and Cobb NGL Extraction plants. Boldman is currently owned by MarkWest and leased to and operated by Columbia. Cobb will be acquired and operated by MarkWest. Implementation of the agreement began during the second quarter. Definitive agreements are in progress, and MarkWest began contracting for processing services directly with producers in June 1997.

Upon completion, the financial impact of this transaction for MarkWest will be that the term of NGLs committed to Siloam from these facilities will be extended from 2003 to 2009, and the arrangement will provide the opportunity to target potential NGL production increases at these facilities. Studies have begun to evaluate either upgrading or replacing the Cobb facility.

MICHIGAN

The Michigan project began in May 1996, and MarkWest has now completed its earn-in of a 60% interest in the project's pipeline and NGL plant. Phase I was completed in May 1997. This involved connecting the northern end of the pipeline system to Shell's treating plant and laying a 30-mile extension to the existing 31-mile pipeline system, located in western Michigan. This extension provides an outlet for sour gas production from previously shut-in wells, as well as for gas from new wells to be drilled. Wellhead facilities at a third party's gas well were completed and up to an additional 8 million cubic feet per day (mmcfd) of gas from that well was added beginning late in the second quarter to the previous flows of 4.5 mmcfd through the pipeline.

Phase II, set for completion in mid-fourth quarter 1997, is well underway. This includes refurbishing and installing an NGL extraction plant and adding a two-mile line to carry treated and processed natural gas from the Shell plant to a transmission line.

Drilling activity in the area is progressing and acreage acquisition activity is up considerably. Two wells were drilled by a third party, and are expected to be connected to the pipeline in 1998; two more wells are planned. Two 3D-seismic-based programs were completed during the second quarter, one over 27 square-miles, the other over 50 square-miles (MarkWest is earning a 17.5% interest in the first program). Drilling is expected to begin in the fourth quarter in both of these programs. Drilling success in these three programs would add significantly to pipeline and NGL throughput in 1998. Additionally, in 1998, MarkWest plans to extend the pipeline to connect to other shut-in wells and other wells to be drilled. Pipeline route selection and permitting activities for this extension have begun. As a result of these developments, the Company has commenced detailed studies to expand the capacity in the pipeline and NGL plant to 50 mmcfd from the 35 mmcfd available on completion of Phase II.

Management's Discussion and Analysis of Financial Condition and Results of Operations includes forward-looking statements (within the meaning of Section 21E of the Securities Exchange Act of 1934) reflecting the expectations, plans and objectives of management for operations of the Company. Such statements are based on current expectations that involve numerous risks and uncertainties. Assumptions relating to these expectations involve judgments with respect to, among other things, future economic, competitive and market conditions, including the price of natural gas, all of which are difficult or impossible to predict accurately and many of which are beyond the control of the Company. Accordingly, there can be no assurance that the forward-looking statements included in the Form 10-Q will prove to be accurate. Inclusion of such information should not be regarded as a representation by the Company or any other person that the expectations, plans and objectives of the Company will be realized.

RESULTS OF OPERATIONS

THREE MONTHS ENDED JUNE 30, 1997 COMPARED TO THE THREE MONTHS ENDED JUNE 30,
1996

The Company reported net income of $300,000 or $0.04 per share on revenues of $12.0 million for the second quarter of 1997. This compares to pro forma net income of $195,000 or $0.02 per share on revenues of $8.8 million for the same
period in 1996.   Net income for the three months ended June 30, 1997 increased primarily due to increased sales volumes at the Company's Siloam plant. The 1997 results are after a write-off of previously deferred financing costs of $158,000 or $0.02 per share (after tax). The write-off was a direct result of MarkWest entering into a new credit facility (see further discussion below under Liquidity and Capital Resources).

Revenues

The Company's second quarter 1997 plant revenues increased $1.9 million, or 27%, to $9.0 million, compared to $7.1 million for the second quarter of 1996. A 6% increase in NGL production and a 22% increase in sales volumes accounted for approximately $1.3 million of the revenue increase, together with a $100,000 increase in unit pricing. The remaining $500,000 increase was related to the implementation of the agreement with Columbia.

Terminal and marketing revenue for the second quarter of 1997 increased approximately $400,000, or 29%, to $1.8 million, compared to $1.4 million for the second quarter of 1996. This increase was the result of a $100,000 volume increase at the Company's West Memphis and Church Hill terminals, together with $300,000 from a unit price increase on propane sales from the West Memphis terminal.

Oil and gas and other revenue increased to $900,000 for the second quarter of 1997 as compared to $100,000 for the second quarter of 1996, an increase of $800,000. This increase was due principally to an additional $30,000 in revenues from the Company's oil and gas properties and an additional $770,000 in revenues from the Company's Michigan operations, which began in May 1996.

Interest income

Interest income increased $243,000 from $15,000 for the second quarter of 1996 to $258,000 for the second quarter of 1997. This increase resulted primarily from interest income earned in the second quarter of 1997 on long-term notes receivable, which bears interest at a rate of 5.98%.

Costs and expenses

Plant feedstock costs increased to $4.3 million for the second quarter of 1997, compared to $4.0 million for the second quarter of 1996, an increase of
$300,000, or 8%.   Of this increase, $800,000 was attributable to greater NGL production volumes, which was offset by a $500,000 decrease in unit pricing.

Terminal and marketing purchases increased $300,000, from $1.5 million in the second quarter of 1996, to $1.8 million for the second quarter of 1997, an increase of 20%. This increase was primarily a result of a $100,000 volume increase and a $200,000 increase from propane pricing.

Operating expenses increased $1.5 million or 136% from $1.1 million to $2.6 million for the second quarter of 1997, as compared to the second quarter of 1996. The increase was principally driven by the Company's new operations in Michigan, which commenced in May 1996.

General and administrative expenses increased $0.7 million or 64%, to $1.8 million for the second quarter of 1997 from $1.1 million for the second quarter
of 1996.   The increase was attributable to administrative support activities related to the new operations in Michigan and to costs incurred in connection with being a public company in 1997.

Depreciation and amortization increased to $0.8 million from $0.7 million for the second quarter of 1997 compared to the second quarter of 1996, an increase of $100,000, or 14%. This increase was principally due to increased depreciation attributable to the Company's new Michigan operations.

Interest expense

Interest expense increased $96,000 from $216,000 for the second quarter of 1996 to $312,000 for the second quarter of 1997. This increase resulted primarily from the write-off of previously deferred financing costs of approximately $235,000, which was partially offset by a decrease in average outstanding long-term debt in the second quarter of 1997 compared to the second quarter of 1996.

SIX MONTHS ENDED JUNE 30, 1997 COMPARED TO THE SIX MONTHS ENDED JUNE 30, 1996

The Company reported net income of $4.6 million or $0.54 per share on revenues of $40.7 million for the six months ended June 30, 1997. This compares to pro forma net income of $2.8 million or $0.35 per share on revenues of $28.7 million for the same period in 1996. Net income for the six months ended June 30, 1997 increased primarily due to increased sales margins and volumes at the Company's Siloam plant.

Revenues

The Company's plant revenues for the six months ended June 30, 1997 increased $12.0 million, or 65%, to $30.3 million, compared to plant revenues of $18.3 million for the same period in 1996. A 16% increase in NGL production and a 23% increase in sales volumes accounted for approximately $3.5 million of the revenue increase. An additional $8.1 million of the increase was caused by higher sales prices for NGLs during the first six months of

1997, as compared to the same period in 1996, and $400,000 was related to the implementation of the agreement with Columbia.

Terminal and marketing revenue for the six months ended June 30, 1997 decreased $1.5 million, or 15%, to $8.3 million, compared to terminal and marketing revenue of $9.8 million for the same period in 1996. This decrease was primarily the result of a $1.9 million volume decrease at the Company's terminals in the first six months of 1997, compared to the same period in 1996. This volume increase was partially offset by a $400,000 increase due to better prices of propane.

Oil and gas and other revenue increased $1.3 million to $1.5 million, compared to oil and gas revenue of $163,000 for the same period in 1996. This increase was due principally to an additional $100,000 in revenue from the Company's oil and gas properties and additional $1.2 million in revenues from the Company's new operations in Michigan.

Interest income

Interest income increased $305,000, to $348,000 for the six months ended June 30, 1997, compared to interest income of $43,000 for the six months ended June 30, 1996. This increase resulted primarily from interest income earned in the six months ended June 30, 1997 on the long-term note receivable, which bears interest at a rate of 5.98%.

Costs and expenses

Plant feedstock costs increased $6.1 million, or 72%, to $14.6 million for the six months ended June 30, 1997, compared to plant feedstock costs of $8.5 million for the same period in 1996. Of this increase, $1.8 million was attributable to higher NGL production and sales volumes, and $1.2 million was a result of higher NGL prices in the first six months of 1997 as compared to the same period in 1996. The remaining $3.1 million of the increase was due to NGL exchange contracts and hedging positions put into place in the fourth quarter of 1996.

Terminal and marketing purchases decreased $200,000, or 2%, to $8.5 million for the six months ended June 30, 1997, compared to terminal and marketing purchases of $8.7 million for the six months ended June 30, 1996. This decrease was a result of $1.5 million volume decrease, which was partially offset by a $1.3 million increase from propane prices.

Operating expenses increased $1.9 million, or 66%, to $4.8 million for the six months ended June 30, 1997 as compared to operating expenses of $2.9 million for the six months ended June 30, 1996. The increase was principally driven by the Company's operations in Michigan, which commenced in May 1996.

General and administrative expenses increased $1.5 million to $3.8 million for the six months ended June 30, 1997, compared to general and administrative expenses of $2.3 million for the six months ended June 30, 1996. This increase was attributable to administrative support activities related to the new operations in Michigan and to costs incurred in connection with being a public company in 1997.

Depreciation and amortization increased $300,000, or 23%, to $1.6 million for the six months ended June 30, 1997, compared to depreciation and amortization expense of $1.3 million for the same period in 1996. This increase was principally due to increased depreciation attributable to the Company's new Michigan operations.

Interest Expense

Interest expense decreased $174,000 to $335,000 for the six months ended June 30, 1997, compared to interest expense of $509,000 for the same period in 1996. This decrease was primarily caused by a decrease in average outstanding long-term debt for the six months ended June 30, 1997 as compared to the six months ended June 30,

1996. This decrease was partially offset by the write-off of previously deferred financing costs of approximately $235,000 in the second half of 1997.

LIQUIDITY AND CAPITAL RESOURCES

The Company's sources of liquidity and capital resources historically have been net cash provided by operating activities; proceeds from issuance of long-term debt; and in 1996, an initial public offering of equity. The Company's principal uses of cash have been to fund operations, capital expenditures and acquisitions.

For the six months ended June 30, 1997, net cash provided by operating activities decreased by $3.9 million, or 36%, to $6.8 million, compared to net cash provided by operating activities of $10.7 million for the six months ended June 30, 1996. This decrease resulted primarily from a decrease in working capital of only $0.5 million for the six months ended June 30, 1997, compared to a decrease in working capital of $4.9 million for the six months ended June 30, 1996.

Cash used in investing activities increased $7.3 million for the six months ended June 30, 1997 to $9.8 million, as compared to cash used in investing activities of $2.5 million for the six months ended June 30, 1996, mainly due to capital expenditures funded by the Company during the first half of 1997.

Financing activities during the first quarter of both 1997 and 1996 principally consisted of borrowings and repayments on long-term debt.

Financing Facilities

New Credit Facility Effective June 20, 1997, the Company replaced its existing financing agreement with a new credit facility (the "credit facility") with the Bank of Montreal, as agent, NationsBank and Colorado National Bank. The credit facility allows the Company to borrow up to $55 million pursuant to a revolving
loan commitment.   The revolving loan commitment converts to a reducing loan
commitment on May 31, 1999. The reducing loan commitment reduces ratably on a quarterly basis to zero by May 21, 2003.

Interest rates are based on either the agent bank's prime rate plus 1% or the London Interbank Offered Rate (LIBOR), plus an applicable margin of between 50 and 150 basis points, based upon the Company's debt to capitalization ratio. As of June 30, 1997, approximately $10.0 million was outstanding bearing interest at 6.1875%.

The loan agreement contains affirmative and negative covenants customary in commercial lending transactions, including maintenance of a specified tangible net worth, ratio of total funded debt to capitalization, total funded debt to trailing twelve month EBITDA and current ratio.

Resources Revolver Loan The Company had a revolving facility with Colorado National Bank with a maximum borrowing base of $5.8 million as of March 31, 1997. This facility was canceled by the Company, effective April 25, 1997.

At June 30, 1997, the Company had $45.1 million of available credit and working capital of $6.1 million. The Company believes that cash flows generated by its operations and existing credit facilities will be sufficient to meet its anticipated cash needs for working capital and capital expenditures for the next 12 months.

Capital Investment Program

On July 1, 1997, the Company closed on the purchase of a 44,000 square-foot office building in Englewood, Colorado. The four year old building will serve as MarkWest's new corporate headquarters. MarkWest will occupy approximately half of the building and lease out the remainder to other tenants, with the objective of reducing the Company's effective office costs. The cost of the building and tenant improvement costs will total approximately $5.6 million, to be financed initially from the Company's line of credit, and to be converted to long-term financing later in 1997.

The Company expects to spend approximately $17 million during 1997, including approximately $12 million in the Michigan Core Area in order to complete construction of a pipeline and a new liquids facility, with the balance being allocated for projects in the Appalachian Core Area and exploration projects. For the six months ended June 30, 1997, the Company made capital expenditures totaling approximately $10 million.

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

During the three and six months ended June 30, 1997, a $14,000 and $1,018,000 gain, respectively, were recognized in operating income on the settlement of propane and natural gas futures. Financial instrument gains and losses on hedging activities were generally offset by amounts realized from the sale of the underlying products in the physical market.

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

PART II.   OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

In April 1997, Domain Energy Corporation and EnCap Investments, L.C. informed the Company that they had purported to transfer their interests in MEC and Michigan Production Company to Energy Acquisition Corp. MEC holds a minority interest in West Shore. In April 1997, the Company commenced arbitration proceedings pursuant to the Participation, Ownership and Operating Agreement for West Shore, to challenge the transfer of the interest in MEC.

The arbitration demand also asserted claims involving certain West Shore operating issues generated by MEC's actions subsequent to the challenged transfer. Domain Energy Corporation, EnCap Investments, L.C. and other entities participating in the transfer transaction, named as Respondents in the arbitration, subsequently filed an action in Harris County, Texas seeking a declaration that the transfer transaction was proper and challenging the arbitrability of the Company's claims concerning the transfer. The Texas State Court action also sought an issuance of an injunction against the arbitration proceeding during the pendency of the declaratory judgment action.

To facilitate prompt resolution of the West Shore operating issue claims initially asserted in the arbitration and additional issues which have arisen since April, the Company amended the arbitration demand in July 1997 to withdraw, without prejudice, its challenge to the transfer transaction. The Company believes the transfer issue will be resolved by alternative means.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

At the Annual Meeting of Stockholders held on June 6, 1997, the following proposals were adopted by the margins indicated:

1. To elect two Class I directors to hold office for a three-year term expiring at the Annual Meeting of Stockholders occurring in the year 2000 or until the election and qualification of their respective successors.

                                                    Number of Shares
                                                 For            Withheld
                      Arthur J. Denney           6,862,718        1,500
                      Norman H. Foster, Ph.D.    6,858,461        5,757

2. To approve an amendment to the MarkWest Hydrocarbon, Inc. 1996 Stock Incentive Plan (the "Stock Incentive Plan"), to (i) increase the maximum number of shares of Common Stock underlying awards that may be granted to an eligible person who is an employee of the Company at the time of grant from 10,000 shares in any one calendar year to 20,000 shares in any one calendar year, and (ii) increase the number of shares of Common Stock authorized for issuance under the Stock Incentive Plan from 600,000 shares in the aggregate to 850,000 shares in the aggregate.

                      For                   6,311,468
                      Against                 507,150
                      Abstain                  43,100
                      Not Voted                 2,500

3. To approve an amendment to the MarkWest Hydrocarbon, Inc. 1996 Non-Employee Director Stock Option Plan (the "Non-Employee Director Plan") to (i) increase the initial grant under the Non-Employee Director Plan to a newly-appointed, non-employee director of the Company upon the date on which such person first becomes a director from options to purchase 500 shares of Common Stock to options to purchase 1,000 shares of Common Stock, and (ii) provide for a retroactive grant, effective as of the approval of the Non-Employee Director Plan by the Board of Directors on July 31, 1996, of options to purchase 500 shares of Common Stock under the Non-Employee Director Plan, with an exercise price equal to the initial public offering price of $10 per share to each non-employee director of the Company as of such date.

                      For                   6,754,668
                      Against                  63,950
                      Abstain                  43,100
                      Not Voted                 2,500

4. To ratify the selection of Price Waterhouse LLP as the Company's independent accountants for the fiscal year ending December 31, 1997.

                      For                   6,861,127
                      Withheld                  3,091

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)   Exhibits

        10.1 - Amended and Restated Credit Agreement, dated as of June 20, 1997 among MarkWest Hydrocarbon, Inc., as the Borrower, and Certain Commercial Lending Institutions, as the Lenders, and Bank of Montreal acting through certain U.S. branches or agencies, as the Agent for the Lenders

        11 -   Statement regarding computation of earnings per share

        27 -   Financial Data Schedule

(b)     Reports on Form 8-K

        No reports on Form 8-K were filed during the quarter ended June 30, 1997.

                                  SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                 MarkWest Hydrocarbon, Inc.
                                       (Registrant)




Date:   August 13, 1997          By: /s/  Gerald A. Tywoniuk
                                     ------------------------------------
                                             Gerald A. Tywoniuk
                                       Chief Financial Officer and Vice
                                             President of Finance
                                       (On Behalf of the Registrant and
                                          as Principal Financial and
                                              Accounting Officer)