Form 10-Q
period 1997-09-30
MARKWEST HYDROCARBON INC
filed 1997-11-13
CIK 1019756

================================================================================

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-Q

[X]    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
            OF THE SECURITIES EXCHANGE ACT OF 1934

               FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1997

                                       OR

[ ]    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

           FOR THE TRANSITION PERIOD FROM ___________  TO ___________

                         COMMISSION FILE NUMBER 1-11566

                           MARKWEST HYDROCARBON, INC.
            (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

          DELAWARE                                     84-1352233
(State or other jurisdiction of                     (I.R.S. Employer
incorporation or organization)                     Identification No.)


         155 INVERNESS DRIVE WEST, SUITE 200, ENGLEWOOD, CO  80112-5004
                    (Address of principal executive offices)

       REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE:  303-290-8700



Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes  X   No
    ---    ---

The registrant had 8,479,101 shares of common stock, $.01 per share par value, outstanding as of November 10, 1997.

================================================================================

===============================================================================





PART I - FINANCIAL INFORMATION                                                          Page
                                                                                -------------------
Item 1.  Consolidated Financial Statements

            Consolidated Balance Sheet at September 30, 1997 and
             December 31, 1996.............................................              1

            Consolidated Statement of Operations for the Three and
             Nine Months Ended September 30, 1997 and 1996.................              2

            Consolidated Statement of Cash Flows for the Three and Nine
             Months Ended September 30, 1997 and 1996......................              3

            Notes to the Consolidated Financial Statements.................              4

Item 2.  Management's Discussion and Analysis of Financial Condition and
            Results of Operations..........................................              6


PART II - OTHER INFORMATION

Item 1.  Legal Proceedings.................................................             13
Item 6.  Exhibits and Reports on Form 8-K..................................             13

SIGNATURES.................................................................             14

PART I - FINANCIAL INFORMATION
Item 1.  Consolidated Financial Statements

                           MARKWEST HYDROCARBON, INC.
                           CONSOLIDATED BALANCE SHEET
                           (000S, EXCEPT SHARE DATA)

                                                                             September 30,
                                                                                  1997         December 31,
                                  ASSETS                                      (Unaudited)          1996
                                                                           --------------------------------
Current assets:
    Cash and cash equivalents..............................................      $      --         $  4,401
    Receivables............................................................          8,749            9,755
    Inventories............................................................          7,419            5,632
    Prepaid feedstock......................................................          3,098            1,831
    Other assets...........................................................            498              458
                                                                               -----------       ----------
       Total current assets................................................         19,764           22,077

Property and equipment:
    Gas processing, gathering, storage and marketing equipment.............         48,027           46,416
    Oil and gas properties and equipment...................................          7,205            3,731
    Land, buildings and other equipment....................................          9,250            4,478
    Construction in progress...............................................         13,044            5,831
                                                                               -----------       ----------
                                                                                    77,526           60,456
    Less: accumulated depreciation, depletion and amortization.............        (14,619)         (12,316)
                                                                               -----------       ----------
       Total property and equipment, net...................................         62,907           48,140

Intangible assets, net of accumulated amortization of $276
    and $315 respectively..................................................            500              380
Note receivable and other assets...........................................          9,938            7,657
                                                                               -----------       ----------
Total assets...............................................................       $ 93,109         $ 78,254
                                                                               ===========       ==========
                   LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
    Trade accounts payable.................................................       $  1,937         $  5,382
    Accrued liabilities....................................................          4,625            4,643
    Current portion of long-term debt......................................            156              156
                                                                               -----------       ----------
       Total current liabilities...........................................          6,718           10,181

Long-term debt.............................................................         22,969           11,257
Deferred income taxes......................................................          5,175            3,977

Minority interest..........................................................          9,113            9,175

Stockholders' equity:
    Preferred stock, par value $0.01, 5,000,000 shares authorized, 0
     shares issued and outstanding.........................................             --               --
    Common stock, par value $0.01, 20,000,000 shares authorized, 8,510,173
     shares issued, 8,485,268 shares outstanding...........................             85               85
    Additional paid-in capital.............................................         42,582           42,237
    Retained earnings......................................................          6,792            1,342
    Treasury stock.........................................................           (325)              --
                                                                               -----------       ----------
               Total stockholders' equity..................................         49,134           43,664
                                                                               -----------       ----------
Total liabilities and stockholders' equity.................................       $ 93,109         $ 78,254
                                                                               ===========       ==========

  The accompanying notes are an integral part of these financial statements.

                           MARKWEST HYDROCARBON, INC.
                      CONSOLIDATED STATEMENT OF OPERATIONS
                                  (UNAUDITED)
                         (000S, EXCEPT PER SHARE DATA)

                                                           For the three months ended                   For the nine months ended
                                                                 September 30,                                September 30,
                                                              1997                 1996                 1997                 1996
                                                       ---------------      ----------------     ----------------     --------------
Revenues:
    Appalachia plant revenue......................          $ 9,560               $10,543              $39,847              $28,876
    Terminal and marketing revenue................            2,650                 3,976               10,930               13,798
    Michigan transportation and treating revenue..            2,103                    --                3,344                   --
    Oil and gas revenue...........................              425                    74                  695                  237
    Interest income...............................               65                    26                  406                   69
    Other income..................................              210                   342                  508                  643
                                                       ---------------      ----------------     ----------------     --------------

          Total revenue...........................           15,013                14,961               55,730               43,623
                                                       ---------------      ----------------     ----------------     --------------

Costs and expenses:
    Appalachia feedstock purchases................            4,664                 5,882               19,225               14,420
    Terminal and marketing purchases..............            2,393                 3,372               10,879               12,055
    Michigan feedstock purchases..................            1,036                    --                1,036                   --
    Operating expenses............................            2,849                 1,365                7,605                4,216
    General and administrative expenses...........            1,636                 1,238                5,467                3,507
    Depreciation, depletion and amortization......              825                   783                2,408                2,111
    Interest expense, net of capitalized interest.              395                   378                  726                  887
                                                       ---------------      ----------------     ----------------     --------------

          Total costs and expenses................           13,798                13,018               47,346               37,196
                                                       ---------------      ----------------     ----------------     --------------

Income before minority interest and income taxes..            1,215                 1,943                8,384                6,427

Minority interest in net loss of subsidiary.......               30                    --                  252                   --
                                                       ---------------      ----------------     ----------------     --------------

Income before income taxes........................            1,245                 1,943                8,636                6,427

Provision for income taxes:
    Current.......................................             (544)                   --                2,001                   --
    Deferred......................................              922                    --                1,185                   --
                                                       ---------------      ----------------     ----------------     --------------
                                                                378                    --                3,186                   --
                                                       ---------------      ----------------     ----------------     --------------

Net income........................................          $   867               $ 1,943              $ 5,450              $ 6,427
                                                       ===============      ================     ================     ==============

Earnings per share of common stock (A)............            $0.10                 $0.15                $0.64                $0.50
                                                       ===============      ================     ================     ==============
Weighted average number of outstanding shares of
 common stock (A).................................            8,485                 7,908                8,485                7,908
                                                       ===============      ================     ================     ==============

Pro forma net income (Note 4)
    Historical income before income taxes.........             N/A                $ 1,943                 N/A               $ 6,427
    Provision for income taxes....................             N/A                    738                 N/A                 2,442
                                                                             ---------------                          --------------

    Net income....................................             N/A                $ 1,205                N/A                $ 3,985
                                                                            ================                          ==============

(A)  Pro forma for 1996 (see Note 4).

  The accompanying notes are an integral part of these financial statements.

                           MARKWEST HYDROCARBON, INC.
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                  (UNAUDITED)
                                     (000S)

                                                                       For the three months                 For the nine months
                                                                        ended September 30,                  ended September 30,
                                                                   1997                1996                1997             1996
                                                               --------------      --------------      --------------   -----------
Reconciliation of net income to net cash provided by
 operating activities:
     Net income............................................        $   867             $ 1,943            $  5,450         $  6,427
     Add income items that do not affect working capital:
        Depreciation, depletion and amortization...........            825                 783               2,408            2,111
        Deferred income taxes..............................            922                  --               1,185               --
        Gain on sale of assets.............................             --                  --                 (75)              --
                                                               --------------      --------------      --------------      ---------

                                                                     2,614               2,726               8,968            8,538
                                                               --------------      --------------      --------------      ---------
     Adjustments to working capital:
         (Increase) decrease in accounts receivable........           (187)             (1,432)              1,006            3,686
         (Increase) in inventories.........................         (4,499)             (3,443)             (1,787)          (4,174)
         (Increase) in prepaid feedstock and other assets..         (1,447)             (1,323)             (1,307)          (1,735)
         (Decrease) increase in accounts payable and
          accrued liabilities..............................           (958)                205              (4,523)           1,128
                                                               --------------      --------------      --------------      ---------

                                                                    (7,091)             (5,993)             (6,611)          (1,095)
                                                               --------------      --------------      --------------      ---------

            Net cash (used in) provided by operating
             activities....................................         (4,477)             (3,267)              2,357            7,443

Cash flows from investing activities:
         Capital expenditures..............................         (8,450)               (960)            (16,170)          (2,902)
         Increase in intangible assets,  note receivable
          and other assets.................................           (513)             (1,748)             (2,401)          (2,336)

         Other.............................................            206                  --                  62               --
                                                               --------------      --------------      --------------      ---------

             Net cash used in investing activities.........         (8,757)             (2,708)            (18,509)          (5,238)

Cash flows from financing activities:
         Proceeds from long-term debt......................         13,000               8,790              22,920           13,640
         Repayment of long-term debt.......................            (57)                 --             (11,207)         (10,000)
         Partners' distributions...........................             --                (973)                 --           (4,192)
         Other.............................................            105                (158)                 38             (158)
                                                               --------------      --------------      --------------      ---------

             Net cash provided by (used in) financing
              activities...................................         13,048               7,659              11,751             (710)
                                                               --------------      --------------      --------------      ---------

Net (decrease) increase in cash and cash equivalents.......           (186)              1,684              (4,401)           1,495

Cash and cash equivalents at beginning of period...........            186                 572               4,401              761
                                                               --------------      --------------      --------------      ---------

Cash and cash equivalents at end of period.................    $        --             $ 2,256           $      --          $ 2,256
                                                               ==============      ==============      ==============      =========

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

Effective May 6, 1996, the Partnership acquired the right to earn up to a 60% interest for $16.8 million in a newly formed venture, West Shore Processing, LLC ("West Shore"). The most significant asset of West Shore is Basin Pipeline LLC, which was contributed by the Partnership's venture partner, Michigan Energy Company, LLC. The West Shore agreement is structured so that the Company's ownership interest increases as capital expenditures for the benefit of West Shore are made by the Company. The Company completed its earn-in of a 60% interest in the venture in the second quarter of 1997, through the funding of capital expenditures totaling approximately $16.8 million.

NOTE 4.  PRO FORMA INFORMATION

Prior to the Reorganization, the Company was organized as a partnership and
consequently, was not subject to income tax.   A pro forma provision for income
taxes and pro forma net income for the three and nine months ended

September 30, 1996 have been presented for purposes of comparability as if the Company had been a taxable entity. In addition, the Company's historical capital structure is not indicative of its current structure and, accordingly, historical net income per common share has not been presented. Pro forma net income per common share for the three and nine months ended September 30, 1996 has been computed using the weighted average number of common and common equivalent shares outstanding for the fourth quarter of 1996 following the Company's initial public offering.

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

Interest rates are based on either the agent bank's prime rate plus 1% or the London Interbank Offered Rate (LIBOR), plus an applicable margin of between 50 and 150 basis points, based upon the Company's debt to capitalization ratio. As of September 30, 1997, approximately $22.9 million was outstanding. Of the total debt outstanding, $18.9 million bears interest at 6.125% and $4.0 million bears interest at 6.185%.

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Management's Discussion and Analysis of Financial Condition and Results of Operations includes forward-looking statements (within the meaning of Section 21E of the Securities Exchange Act of 1934) reflecting the expectations, plans and objectives of management for operations of the Company. Such statements are based on current expectations that involve numerous risks and uncertainties. Assumptions relating to these expectations involve judgments with respect to, among other things, future drilling success in the vicinity of the company's Michigan operations and future economic, competitive and market conditions, including the price of propane, other natural gas liquids and natural gas, all of which are difficult or impossible to predict accurately and many of which are beyond the control of the Company. Accordingly, there can be no assurance that the forward-looking statements included in the Form 10-Q will prove to be accurate. Inclusion of such information should not be regarded as a representation by the Company or any other person that the expectations, plans and objectives of the Company will be realized.

GENERAL

MarkWest Hydrocarbon, Inc. ("MarkWest" or the "Company") provides compression, gathering, treatment, processing and natural gas liquids ("NGL") extraction services to natural gas producers and pipeline companies and fractionates NGLs into marketable products for sale to third parties. The Company also purchases, stores and markets natural gas and NGLs. Historically, the majority of the Company's operating income has been derived from gas processing, NGL fractionation and NGL sales in its Appalachia core area. In the near future, an increasing portion of the Company's revenues is expected to be derived from transportation and treating revenues from the Company's Michigan operations, as production volumes and throughput in Michigan are expected to grow significantly beginning in the second half of 1998 (see further discussion below under "Michigan"). In its Appalachia core area, NGL prices and the volume of liquids extracted, fractionated, and sold are the primary determinants of revenues. Prices of NGLs typically do not vary directly with natural gas prices, but more closely follow the prices of crude oil. In addition to sales of NGLs processed by the Company, the Company generates income from the purchase and resale of NGLs as part of its terminal and marketing activities, and provides marketing activities in support of its company-owned facilities and production. The Company also currently operates two propane terminals.

A significant portion of the Company's revenues are derived from the sale of natural gas liquids, particularly propane. The strongest demand for propane and the highest propane sales margins generally occur during the winter heating season. As a result, the Company realizes the greatest proportion of its annual income during the first and fourth quarters of the year.

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

NGL production at MarkWest's Siloam Plant in Kentucky remained about constant at
26.4 million gallons for the third quarter, compared to the same quarter in
1996.   Sales volumes of  NGLs for the third quarter decreased 12 percent to
20.9 million gallons, compared to the same period in 1996. In 1996, a cold winter started early in the heating season, increasing demand and prices for propane. Several other factors influenced third quarter 1997 results. Lower sales volumes were offset by increased processing fee revenue. The impact of lower propane prices was more than offset by favorably priced advanced purchases of natural gas. Third quarter results also reflect lower terminal sales volumes.

MICHIGAN

Gas volumes through MarkWest's 60-percent-owned sour gas pipeline and plant in western Michigan more than tripled to 12.8 million cubic feet per day (mmcfd) in the third quarter. This volume, increased through another company's gas well completed late in the second quarter of 1997, is up from the 3.9 mmcfd reported in 1996. A third company announced two new discoveries in the third quarter of 1997, with a combined flow rate of 15 mmcfd, and announced plans to drill four more prospects in 1998. These well results, combined with a pending application with the Michigan Public Service Commission to extend the pipeline, are causing increased drilling activity and acreage acquisitions in the area. The Company's new natural gas liquids plant is expected to start up operations in the fourth quarter of 1997, and will allow the Company to sell propane and other liquids directly into higher-priced markets.

In addition, two 3-D seismic programs were completed this year with drilling expected to begin in the fourth quarter. MarkWest has a 17.5 percent working interest in the first program, which covers 27 square miles. The second program covers 50 square miles. Drilling success resulting from these programs could add significantly to pipeline and NGL throughput in 1998.

MarkWest plans to extend the pipeline and connect it to these wells, other shut-in wells and future wells to be drilled in 1998. Pipeline route selection and permitting activities for this extension are underway. As a result of these developments, the Company commenced detailed studies to expand the capacity in the pipeline and NGL plant to 50 mmcfd from 35 mmcfd.

OUTLOOK

It is expected that the results from the fourth quarter of 1997 and the first quarter of 1998 will reflect more normal price levels when compared to the near record-high price levels experienced in the fourth quarter of 1996 and the first quarter of 1997. Propane prices rose dramatically in the fourth quarter of 1996 due to an early cold start to the winter and a Mexican plant explosion, which had a detrimental impact on imported propane volumes into the United States.
The Company was able to extend the benefit from these high price levels by entering into various hedge contracts which positively affected the Company's results in the first quarter of 1997.

As of the end of the third quarter of 1997, the Company has entered into various hedge contracts for the upcoming fourth quarter which lock in natural gas prices in Appalachia on 65% of the Company's expected purchases. These hedge contracts are expected to limit the Company's risk of price fluctuations for its natural
gas purchases throughout the fourth quarter of 1997.   However, a significant
portion of the Company's revenues, and as a result, its gross margins, remain dependent upon the sales price of propane, which fluctuates with the winter
weather conditions and other supply and demand determinants.   Currently,
MarkWest has an annual sensitivity to NGL prices equal to $1.0 million in pretax income for every $0.01/gallon change in NGL prices and an annual sensitivity to natural gas prices equal to $1.0 million in pretax income for every $0.10/mmbtu change in natural gas prices. As of the end of the third quarter, the Company has not entered into significant hedge contracts for its expected natural gas purchases in the first quarter of 1998 and beyond. As a result, the Company will be subject to price risk on both natural gas and propane prices in the first quarter of 1998 and beyond.

The Company's future results are expected to be positively affected by volumes through MarkWest's 60-percent-owned sour gas pipeline and plant in Western Michigan which more than tripled to 12.8 mmcfd in the third quarter of 1997. This increase in volumes due to significant drilling success in the area, together with the start up of the Company's new natural gas liquids plant expected in the fourth quarter of 1997, is expected to add substantial production volumes and related revenues as described above.

                                                 THREE MONTHS ENDED                     NINE MONTHS ENDED
                                                    SEPTEMBER 30,                         SEPTEMBER 30,
OPERATING STATISTICS                               1997        1996      % CHANGE      1997        1996      % CHANGE
                                              ----------------------------------------------------------------------

Fee gas processed (mmbtu)                       13,667,349   8,663,134        58%   41,039,676  22,485,510        83%
NGL production - Siloam plant (gallons)         26,440,651  26,265,662         1%   76,318,338  69,359,365        10%
NGLs marketed - Siloam plant (gallons)          20,851,267  23,648,355       (12%)  70,721,011  64,250,073        10%
Terminal throughput (gallons)                    5,842,224   6,257,409        (6%)  19,127,090  24,694,593       (22%)
Michigan pipeline throughput (mcf)               1,175,060     359,343       227%    2,018,408     780,841       158%
Gas production (mcf)                               133,253      26,950       394%      309,887      77,376       300%

  THREE MONTHS ENDED SEPTEMBER 30, 1997 COMPARED TO THE THREE MONTHS ENDED SEPTEMBER 30, 1996

  The Company reported net income of $867,000 or $0.10 per share on revenues of $15.0 million for the third quarter of 1997. This compares to pro forma net income of $1.2 million or $0.15 per share on revenues of $15.0 million for the same period in 1996. Net income for the three months ended September 30, 1997 decreased primarily due to reduced gross margins from the Company's Appalachia terminals, as a result of warmer weather during the third quarter of 1997 compared to the third quarter of 1996, reducing volumes sold.

  GROSS MARGIN ANALYSIS (IN MILLIONS)

  APPALACHIA PLANTS                            1997           1996          Variance         Volume          Price
                                         -----------------------------------------------------------------------------

     Plant revenue                              $ 9.6          $10.5          $(0.9)          $(0.6)          $(0.3)
     Feedstock costs                              4.7            5.9            1.2             0.7             0.5
                                         -----------------------------------------------------------------------------
     Gross margin                               $ 4.9          $ 4.6          $ 0.3           $ 0.1           $ 0.2
                                         =============================================================================

  The Company's third quarter 1997 Appalachia plant revenues decreased from the third quarter of 1996, primarily due to a 12% decrease in sales volumes during the quarter. The decrease in volumes can be attributed to the Company's efforts to build the necessary inventory levels for the upcoming winter heating season. The remaining decrease is due to more normal propane price levels in 1997 compared to above average price levels in the previous year.

  Appalachia plant feedstock costs decreased in the third quarter of 1997 as compared to the third quarter of 1996, primarily due to lower NGL sales volumes. The remaining variance was due to a decrease in unit prices in the third quarter of 1997 from the same quarter in 1996, primarily as a result of favorably priced advance purchases of natural gas in 1997.

  APPALACHIA TERMINALS                         1997           1996          Variance         Volume          Price
                                         -----------------------------------------------------------------------------

     Terminal and marketing revenue             $ 2.7          $ 4.0          $(1.3)          $(1.2)          $(0.1)
     Terminal and marketing purchases             2.4            3.4            1.0             1.0              --
                                         -----------------------------------------------------------------------------
     Gross margin                               $ 0.3          $ 0.6          $(0.3)          $(0.2)          $(0.1)
                                         =============================================================================

  Terminal and marketing revenue for the third quarter of 1997 decreased primarily as a result of a 6% volume decrease caused by the warm weather experienced in the third quarter of 1997, compared to the cold early start to winter experienced in the same quarter in 1996, and due to the lack of non-terminal sales in 1997.

  The Company's third quarter 1997 terminal and marketing purchases decreased from the same quarter in 1996 as a result of the volume decrease.

MICHIGAN                                       1997           1996         Variance
                                         ---------------------------------------------
     Transportation and treatment revenue       $2.1             $ --          $2.1
     Feedstock purchases                         1.0               --           1.0
                                         ---------------------------------------------
     Gross margin                               $1.1             $ --          $1.1
                                         =============================================

At September 30, 1996, the Company had earned an 11.3% interest in the Michigan project, which was accounted for under the equity method of accounting. Accordingly, the Company's respective share of income in the Michigan project, which was approximately $169,000 for the third quarter of 1996, was reflected in
other income during 1996.   Michigan transportation and treatment revenue and
feedstock purchases increased for the third quarter of 1997, reflecting higher 1997 volumes as described above. The Company incurs operating expenses, general and administrative costs and interest expense on debt funding the capital program, all as described below.

OIL AND GAS REVENUE

Oil and gas revenue increased to $425,000 for the third quarter of 1997 as compared to $74,000 for the third quarter of 1996, an increase of $351,000. Gas production from all of the Company's properties during the three months ended September 30, 1997 increased 400% from the three months ended September 30, 1996, reflecting new production from the Company's capital program.

COSTS AND EXPENSES

Operating expenses increased $1.4 million to $2.8 million for the third quarter of 1997, as compared to the third quarter of 1996. The increase was principally driven by the Company's new operations in Michigan, which commenced in May 1996.

General and administrative expenses increased $400,000 to $1.6 million for the
third quarter of 1997 from $1.2 million for the third quarter of 1996.   The
increase was attributable to administrative support activities related to the new operations in Michigan and to costs incurred in connection with being a public company in 1997.

NINE MONTHS ENDED SEPTEMBER 30, 1997 COMPARED TO THE NINE MONTHS ENDED SEPTEMBER 30, 1996

The Company reported net income of $5.5 million or $0.64 per share on revenues of $55.7 million for the nine months ended September 30, 1997. This compares to pro forma net income of $4.0 million or $0.50 per share on revenues of $43.6 million for the same period in 1996. Net income for the nine months ended September 30, 1997 increased primarily due to increased sales margins and volumes at the Company's Siloam plant during the first two quarters of 1997. This was partially offset by a decrease in sales margins and volumes at the Company's Appalachia terminals for the nine months ended September 30, 1997, as compared to the nine months ended September 30, 1996.

GROSS MARGIN ANALYSIS (IN MILLIONS)

APPALACHIA PLANTS                              1997           1996          Variance         Volume          Price
                                         -----------------------------------------------------------------------------

     Plant revenue                                 $39.8          $28.9          $10.9           $ 3.1           $ 7.8
     Feedstock costs                                19.2           14.4           (4.8)           (1.4)           (3.4)
                                         -----------------------------------------------------------------------------
     Gross margin                                  $20.6          $14.5          $ 6.1           $ 1.7           $ 4.4
                                         =============================================================================

The Company's Appalachia plant revenues for the nine months ended September 30, 1997 increased primarily as a result of higher sales prices for NGLs compared with the same period in 1996, as a result of the factors described in "Outlook"
above.   The remaining increase was caused by a 10% increase in NGL sales volumes during the first nine months of 1997 compared to the first nine months of 1996.

Appalachia plant feedstock costs increased for the nine months ended September 30, 1997, compared to plant feedstock for the same period in 1996 primarily as a result of higher natural gas prices during the first nine months of 1997. The remaining increase in feedstock costs was related to higher NGL production and sales volumes in the first nine months of 1997, compared to the first nine months of 1996.

APPALACHIA TERMINALS                           1997           1996          Variance         Volume          Price
                                         -----------------------------------------------------------------------------

     Terminal and marketing revenue                $10.9          $13.8          $(2.9)          $(2.7)          $(0.2)
     Terminal and marketing purchases               10.9           12.1            1.2             2.3            (1.1)
                                         -----------------------------------------------------------------------------
     Gross margin                                  $  --          $ 1.7          $(1.7)          $(0.4)          $(1.3)
                                         =============================================================================

Terminal results in 1997 have been adversely affected by two factors. First, beginning in the fourth quarter of 1996, there was a significant appreciation in
propane prices as described above in "Outlook".   As a result, the Company
entered 1997 with higher-than-normally priced propane inventories. The first quarter of 1997 saw sales prices decline rapidly as the supply and demand characteristics returned to normal levels. Second, weather has been warmer in 1997, resulting lower sales volumes during the nine months ended September 30, 1997.

MICHIGAN                                       1997            1996         Variance
                                         ----------------------------------------------

     Transportation and treatment revenue          $ 3.3           $  --           $3.3
     Feedstock purchases                             1.0              --            1.0
                                         ----------------------------------------------
     Gross margin                                  $ 2.3           $  --           $2.3
                                         ==============================================

At September 30, 1996, the Company had earned an 11.3% interest in the Michigan project, which was accounted for under the equity method of accounting. Accordingly, the Company's respective share of income in the Michigan project, which was approximately $169,000 for the nine months ended September 30, 1996, was reflected in other income during 1996. Michigan transportation and treating revenue and feedstock purchases increased for the nine months ended September 30, 1997, reflecting higher 1997 volumes as described above. The Company incurs operating expenses, general and administrative costs and interest expense on debt funding the capital program, all as described below.

OIL AND GAS REVENUE

Oil and gas revenue increased to $695,000 for the nine months ended September 30, 1997 compared to $237,000 for the nine months ended September 30, 1996, an increase of $458,000. Gas production from all of the Company's properties during the nine months ended September 30, 1997 increased 300% from the previous year, reflecting new production from the Company's capital program.

INTEREST INCOME

Interest income increased $337,000, to $406,000 for the nine months ended September 30, 1997, compared to interest income of $69,000 for the nine months ended September 30, 1996. This increase resulted primarily from interest income earned in the first six months of 1997 on the long-term note receivable, which earned interest at a rate of 5.98%.

COSTS AND EXPENSES

Operating expenses increased $3.4 million, or 81%, to $7.6 million for the nine months ended September 30, 1997 as compared to operating expenses of $4.2 million for the nine months ended September 30, 1996. The increase was principally driven by the Company's operations in Michigan, which commenced in May 1996.

General and administrative expenses increased $2.0 million to $5.5 million for the nine months ended September 30, 1997, compared to general and administrative expenses of $3.5 million for the nine months ended September 30, 1996. This increase was attributable to administrative support activities related to the new operations in Michigan and to costs incurred in connection with being a public company in 1997.

Depreciation and amortization increased approximately $300,000, or 14%, to $2.4 million for the nine months ended September 30, 1997, compared to depreciation and amortization expense of $2.1 million for the same period in 1996. This increase was principally due to increased depreciation attributable to the Company's new Michigan operations.

INTEREST EXPENSE

Interest expense decreased $161,000 to $726,000 for the nine months ended September 30, 1997, compared to interest expense of $887,000 for the same period in 1996, primarily as a result of the lower cost of the Company's new credit facility (see further discussion below under "Liquidity and Capital Resources").

LIQUIDITY AND CAPITAL RESOURCES

The Company's sources of liquidity and capital resources historically have been net cash provided by operating activities; proceeds from issuance of long-term debt; and in 1996, an initial public offering of equity. The Company's principal uses of cash have been to fund operations, capital expenditures and acquisitions.

For the nine months ended September 30, 1997, net cash flow provided from operations, before adjustments for working capital, increased to $9.0 million
from $8.5 million for the nine months ended September 30, 1996.    The Company
invested $6.6 million in working capital in the nine months ended September 30, 1997, compared to $1.1 million invested in the nine months ended September 30, 1996. This was primarily caused by a higher accounts receivable balance at September 30, 1997 related to the Company's Michigan operations and a decrease in 1997 in accounts payable and accrued liabilities, primarily related to tax payments made in 1997, offset by a smaller build in inventories for the nine months ended September 30, 1997 when compared to the same time period in 1996.

Cash used in investing activities increased $13.3 million for the nine months ended September 30, 1997 to $18.5 million, as compared to cash used in investing activities of $5.2 million for the nine months ended September 30, 1996, mainly due to $16.2 million of capital expenditures funded by the Company
during the first three quarters of 1997.    The Company's 1997 capital program
is discussed further below.

Financing activities during the third quarter of both 1997 and 1996 principally consisted of borrowings and repayments on long-term debt.

Financing Facilities

New Credit Facility Effective June 20, 1997, the Company replaced its existing financing agreement with a new credit facility (the "credit facility") with the Bank of Montreal, as agent, NationsBank and Colorado National Bank. The credit facility allows the Company to borrow up to $55 million, subject to borrowing
base calculations, pursuant to a revolving loan commitment.   The revolving loan
commitment converts to a reducing loan commitment on May 31, 1999. The reducing loan commitment reduces ratably on a quarterly basis to zero by May 21, 2003.

Interest rates are based on either the agent bank's prime rate plus 1% or the London Interbank Offered Rate (LIBOR), plus an applicable margin of between 50 and 150 basis points, based upon the Company's debt to capitalization ratio. As of September 30, 1997, approximately $22.9 million was outstanding. Of the total debt outstanding, $18.9 million bears interest at 6.125% and $4.0 million bears interest at 6.185%.

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

At September 30, 1997, the Company had $32.1 million of available credit and working capital of $13.0 million. The Company believes that cash flows generated by its operations and existing credit facilities will be sufficient to meet its anticipated cash needs for working capital and capital expenditures, other than acquisitions, if any, for the next 12 months.

Capital Investment Program

On July 1, 1997, the Company closed on the purchase of a 44,000 square-foot office building in Englewood, Colorado, with the objective of reducing the Company's effective office costs. The four year old building will serve as MarkWest's corporate headquarters. MarkWest will occupy approximately half of the building and lease out the remainder. The cost of the building and tenant improvements will total approximately $5.6 million, to be financed initially from the Company's line of credit, and to be converted to long-term financing later in 1997. Of the total cost, $4.6 million has been expended in the nine months ended September 30, 1997.

In addition, the Company expects to spend approximately $17.0 million during 1997, including approximately $10.0 million in the Michigan Core Area in order to complete construction of a pipeline and a new liquids facility, with the balance being allocated for projects in the Appalachian Core Area and exploration projects. For the nine months ended September 30, 1997, the Company made capital expenditures totaling approximately $11.6 million.

RISK MANAGEMENT ACTIVITIES

The Company's primary hedging objectives are to meet or exceed budgeted gross margins by locking in budgeted or above-budgeted prices in the financial derivatives markets and to protect margins from precipitous declines. The Company maintains a three-person committee of senior management that oversees all hedging activity.

MarkWest employs three general risk management strategies. First, the Company contracts for future purchases of natural gas at a predetermined BTU differential based upon a basket of Gulf Coast NGL prices (or a substitute for propane such as crude oil). Second, MarkWest protects margins by purchasing natural gas contracts while simultaneously selling propane contracts of approximately the same BTU value. Third, the Company purchases propane futures contracts to hedge future sales of propane at the Company's terminals or gas plants.

MarkWest enters into futures transactions in two ways: (1) on the New York Mercantile Exchange ("NYMEX"); and (2) future gas purchases are negotiated with natural gas suppliers and are structured to provide similar risk protections as NYMEX futures.

Gains and loss related to qualifying hedges, as defined by Statement of Financial Accounting Standards No. 80, "Accounting for Futures Contracts", of firm commitments or anticipated transactions are recognized in plant revenue and feedstock purchases upon execution of the hedged physical transaction. Under internal guidelines, speculative transactions are prohibited.

In addition to these risk management tools, MarkWest is able to use its liquids storage facilities to inventory product during lower-priced periods for resale during higher-priced periods. Also, MarkWest has contractual arrangements to purchase certain quantities of its natural gas feedstock in advance of physical needs.

During the three and nine months ended September 30, 1997, a $0 and $1.0 million gain, respectively, were recognized in operating income on the settlement of propane and natural gas futures, compared to gains of $36,000 and $107,000 recognized during the three and nine months ended September 30, 1996, respectively. Financial instrument gains and losses on hedging activities were generally offset by amounts realized from the sale of the underlying products in the physical market.

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

PART II.   OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

In April 1997, Domain Energy Corporation and EnCap Investments, L.C. informed the Company that they had purported to transfer their interests in Michigan Energy Company, LLC ("MEC") and Michigan Production Company to Energy Acquisition Corp. MEC holds a minority interest in West Shore. In April 1997, the Company commenced arbitration proceedings pursuant to the Participation, Ownership and Operating Agreement for West Shore, to challenge the transfer of the interest in MEC.

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

On October 16, 1997, the Harris County Texas Court entered a notice of intent to dismiss the Domain action, discussed above, for want of prosecution.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)   Exhibits

         10.1  MarkWest Hydrocarbon, Inc. 1997 Severance Plan

         27 -  Financial Data Schedule

(b)   Reports on Form 8-K

         No reports on Form 8-K were filed during the quarter ended September 30, 1997.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                        MarkWest Hydrocarbon, Inc.
                                               (Registrant)




Date:   November 12, 1997          By: /s/ Gerald A. Tywoniuk
                                       --------------------------------
                                             Gerald A. Tywoniuk
                                       Chief Financial Officer and Vice
                                            President of Finance
                                      (On Behalf of the Registrant and
                                        as Principal Financial and
                                            Accounting Officer)