Form 10-K
period 1997-12-31
MARKWEST HYDROCARBON INC
filed 1998-03-25
CIK 1019756

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                   FORM 10-K

[X] Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 [ Fee Required ] for the fiscal year ended December 31, 1997.

[_] Transition report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934 [No Fee Required] for the transition period from __________ to ____________.

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


Securities registered pursuant to Section 12(b) of the Act:  NONE

Securities registered pursuant to Section 12(g) of the Act: COMMON STOCK, $0.01 PAR VALUE

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.           Yes  X    No ___
                                                 ---

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this
Form 10-K.   ___

The aggregate market value of voting common stock held by non-affiliates of the registrant on March 13, 1998 was $78,796,221.

DOCUMENTS INCORPORATED BY REFERENCE

The information required by Part III of this Report (Items 10, 11, 12 and 13) is incorporated by reference from the registrant's proxy statement to be filed pursuant to Regulation 14A with respect to the annual meeting of stockholders scheduled to be held on May 21, 1998.

                          MARKWEST HYDROCARBON, INC.
                                   FORM 10-K
                               TABLE OF CONTENTS


                                                                            Page
                                                                            ----

PART I
     Items 1. and 2.  Business and Properties
         General............................................................   3
         Appalachian Core Area..............................................   3
         Michigan Core Area.................................................   5
         Sales and Marketing................................................   6
         Competition........................................................   6
         Exploration and Production.........................................   7
         Operational Risks and Insurance....................................   7
         Governmental Regulation............................................   8
         Environmental Matters..............................................   9
         Employees..........................................................   9
         Risk Factors.......................................................   9
     Item 3. Legal Proceedings..............................................  10
     Item 4. Submission of Matters to a Vote of Security Holders............  10

PART II
     Item 5. Market for the Registrant's Common Equity and Related
       Stockholder Matters..................................................  10
     Item 6. Selected Financial Data........................................  10
     Item 7. Management's Discussions and Analysis of Financial Condition
       and Results of Operation.............................................  12

     Item 8. Financial Statements and Supplementary Data....................  18
     Item 9. Changes in and Disagreements with Accountants on
       Accounting and Financial Disclosure..................................  32


PART III
     Item 10. Directors and Executive Officers of the Registrant............  32
     Item 11. Executive Compensation........................................  32
     Item 12. Security Ownership of Certain Beneficial Owners and
       Management...........................................................  33

     Item 13. Certain Relationships and Related Transactions................  33

PART IV
     Item 14. Exhibits, Financial Statement Schedules, and Reports on
       Form 8-K.............................................................  33

                                    PART I

ITEMS 1. AND 2.  BUSINESS AND PROPERTIES

GENERAL

MarkWest Hydrocarbon, Inc. (the "Company" or "MarkWest") is engaged in natural gas processing and related services. The Company, which has grown substantially since its founding in 1988, is the largest processor of natural gas in Appalachia, and in 1996, established a venture to provide natural gas transportation and processing services in western Michigan. The independent gas processing industry has expanded rapidly in the last 10 years, and the Company believes there will be significant opportunities to grow its gas processing operations within these existing core regions and in new markets. The Company provides compression, gathering, treatment and natural gas liquids ("NGL") extraction services to natural gas producers and pipeline companies and fractionates NGLs into marketable products for sale to third parties. The Company also purchases, stores and markets natural gas and NGLs and conducts strategic exploration for new natural gas sources for its processing and fractionation activities.

The Company's processing and marketing operations are concentrated in two core areas: the significant gas-producing basin in the southern Appalachian region of eastern Kentucky, southern West Virginia, and southern Ohio (the "Appalachian Core Area") and the developing basin in western Michigan (the "Michigan Core Area"). At the Company's processing plants, natural gas is treated to remove contaminants and NGLs are extracted and fractionated into propane, normal butane, isobutane and natural gasoline. The Company then markets the fractionated NGLs to refiners, petrochemical companies, gasoline blenders, multistate and independent propane dealers and propane resellers. In addition to processing and NGL marketing, the Company engages in terminalling and storage of NGLs in a number of NGL storage complexes in the central and eastern United States and operates propane terminals in Arkansas and Tennessee.

1997 was a year of expansion and growth for MarkWest. In Michigan, the Company completed an extension to its pipeline, constructed an NGL plant, and in November, increased its interest in the Michigan project from 60 percent to 100 percent. In connection with the Company's expanded infrastructure in Michigan, drilling activity in the area continues to increase. Volumes through the Company's gas pipeline and plant in Michigan increased to between thirteen and fourteen million cubic feet per day ("mmcf/d") in the second half of 1997, and are expected to continue to increase with new discoveries. A pipeline extension and plant expansion are planned for 1998 to accommodate further increases in volumes.

The Company's principal offices are located at 155 Inverness Drive West, Suite 200, Englewood, Colorado, 80112-5004, and its telephone number is (303) 290-
8700. The Company was incorporated in Delaware in 1996.   As used herein, the
Company refers to MarkWest Hydrocarbon, Inc. and its fully consolidated subsidiaries.

APPALACHIAN CORE AREA

                                    YEAR
                                   ACQUIRED                        GAS         NGL PRODUCTION
                                  OR PLACED     THROUGHOUT      THROUGHPUT       THROUGHPUT
                                INTO SERVICE     CAPACITY      (MCF/D)/A,B/    (GAL/YEAR)/B/
                                -------------------------------------------------------------
Processing Plants
Kenova Extraction Plant,
 Wayne County, WV                  1996         120,000 mcf/d     120,000        68,551,000
Boldman Extraction Plant,
 Pike County, KY                   1991          70,000 mcf/d      50,000         9,068,000
Siloam Fractionation Plant,
 South Shore, KY                   1988         360,000 Gal/d         N/A       102,453,000

PIPELINE
38.5 mile NGL pipeline Wayne
 County, WV to South Shore, KY     1988         350,000 Gal/d         N/A        68,551,000

                                                 YEAR ACQUIRED   STORAGE
                                                   OR PLACED     CAPACITY      ANNUAL SALES
                                                 INTO SERVICE     (GAL)         (GAL/YEAR)B
                                                 ------------------------------------------
TERMINAL AND STORAGE
Siloam Fractionation Storage, South Shore, KY        1988        14,000,000     103,424,000
Terminal and Storage, West Memphis, AR               1992         2,500,000      26,049,000
Terminal and Storage, Church Hill, TN                1995           240,000       4,283,000

____________
 /a/ mcf/d = thousand cubic feet per day
 /b/ For the year ended December 31, 1997.

The Company's direct operations in Appalachia consist of one gas processing facility, a fractionation plant, an NGL pipeline, terminals and related processing assets. The Company believes this region has favorable supply and demand characteristics. The Appalachian Core Area is geographically situated between the TET pipeline to the north and the Dixie pipeline to the south. The demand for NGL products in Appalachia exceeds local production and the capacity of these two lines during peak winter periods. This factor enables NGL suppliers in Appalachia (principally MarkWest, Ashland Oil Company and CNG Transmission Corporation) to price their products (particularly propane) at a premium to Gulf Coast spot prices during times of supply shortages from other sources, especially during winter high demand periods.

Plants. The Kenova natural gas liquids extraction plant, which is situated on a main transmission line of Columbia Gas Transmission Corporation ("Columbia"), replaced a 1958 extraction facility owned and operated by Columbia. The new facility generates fee revenue related to the processing operations, generates greater NGL recovery from natural gas, and has reduced downtime for maintenance and significantly reduced fuel costs compared to the replaced facility. All of the Kenova plant's extracted NGLs are transported via the Company's 38.5 mile high pressure pipeline to its Siloam fractionation facility. Because this pipeline was originally designed to handle a high pressure ethane-rich stream, it has the capacity to handle almost twice as much product as it becomes available.

The Boldman natural gas liquids extraction plant is currently leased to, and operated by, Columbia. The Cobb natural gas liquids extraction plant is owned and operated by Columbia. All of the NGLs recovered at the Boldman and Cobb plants are transported via tanker trucks to the Siloam plant for processing.

The Company's fractionation services in the Appalachian Core Area are performed at its Siloam fractionation plant located in South Shore, Kentucky. At this facility, extracted NGLs are separated into NGL products, including propane, isobutane, normal butane and natural gasoline. Substantially all of the Company's fractionation services in its Appalachian Core Area are provided under keep-whole contracts (see further discussion under "Gas Processing Contracts"). Approximately 96% of the fractionation throughput at the Siloam plant comes from the Company's Kenova and Boldman plants and Columbia's Cobb plant. The remaining NGLs are purchased from third-party processors.

Columbia Rate Case. In April 1997, the Federal Energy Regulatory Commission approved Columbia's rate case which included a preliminary agreement in which, among other things, Columbia agreed to sell its Cobb plant to MarkWest and to
transfer from Columbia to MarkWest the operation of the Boldman plant.   Issues
arose during ongoing negotiations between MarkWest and Columbia to finalize the terms of the 1997 preliminary agreement. These issues also include matters
regarding operations at the Kenova plant.   In February 1998, MarkWest filed
arbitration proceedings to resolve issues with Columbia regarding the natural gas processing plants in Appalachia. See further discussion under "Item 3 - Legal Proceedings".

Another major impact of Columbia's rate case is that in addition to having a single processing contract with Columbia, MarkWest now has direct processing contracts with over 290 producers delivering gas into Columbia transmission pipelines.

Gas Processing Contracts. The Company currently processes natural gas under
contracts containing both keep-whole and fee components.   In keep-whole
arrangements, the principal cost is the reimbursement to the natural gas producers for the British thermal units ("BTUs") extracted from the gas stream in the form of liquids or consumed as fuel during processing. In such cases, the Company creates operating margins by maximizing the value of the NGLs extracted from the natural gas stream and minimizing the cost of replacement of BTUs. While the Company maintains programs to minimize the cost to deliver the replacement BTUs to the natural gas supplier, the Company's margins under keep-whole contracts can be negatively affected by either decreases in NGL prices or
increases in prices of replacement natural gas.   Processing contracts with
producers also contain a fee component under which the producers pay MarkWest a fee to process their gas and provide a portion of their gas for fuel.

At its Kenova plant, MarkWest has the exclusive right to process hydrocarbon-rich gas delivered into Columbia's transmission pipelines through 2010. Existing NGL purchase agreements with Columbia for Boldman and Cobb have a term into 2003.

Terminal and Storage Facilities. The Company owns and operates a propane terminal and storage facility in West Memphis, Arkansas. The terminal is capable of serving both railcar and trucking transportation. The Company has leased and operated a propane terminal and storage facility in Church Hill, Tennessee since 1995. The terminal receives product by rail and redelivers the product to dealers and resellers by truck.

MICHIGAN CORE AREA

                                            YEAR ACQUIRED                  GAS         NGL PRODUCTION
                                             OR PLACED     THROUGHOUT   THROUGHPUT       THROUGHPUT
                                            INTO SERVICE    CAPACITY    (MCF/D)/A,B/    (GAL/YEAR)/B/
                                            ---------------------------------------------------------
Pipeline
 63 mile sour gas gathering pipeline,
 Manistee, Mason and Oceana Counties, MI        1996       35,000 mcf/d      8,900             N/A

PROCESSING PLANT
 Fisk Gas Plant, Manistee County, MI            1998       50,000 mcf/d         --              --

____________
  /a/ mcf/d = thousand cubic feet per day
  /b/ For the year ended December 31, 1997.

The Company was attracted to the Michigan Core Area because of the potential for providing gathering and processing services in the area. Substantially all of the natural gas in the Michigan Core Area is sour (contains hydrogen sulfide) and, therefore, has limited outlets for processing. The Company's Michigan project provides natural gas gathering, treatment, processing and NGL marketing
in Manistee, Mason and Oceana Counties in Michigan.   The Company began to earn
an interest in the project by funding various capital programs, principally a pipeline extension. By June 1997, MarkWest completed its earn-in of a 60 percent interest after funding $16.8 million in capital programs. In November 1997, MarkWest acquired the remaining 40 percent joint venture interest in its western Michigan project from its previous partner, Michigan Energy Company, L.L.C., for $8.5 million plus contingent payments totaling up to $13.5 million. The future payments are contingent upon several factors, including a minimum internal rate of return and sustained increases in system throughput volumes, ranging from 45 mmcf/d to 75 mmcf/d.

Pipeline. The gas gathering pipeline in Manistee and Mason Counties in Michigan gathers and transports sour gas to a treatment plant owned and operated by Shell Offshore, Inc. ("Shell") in Manistee County. In May 1997, the Company completed Phase I of the Michigan project, which included the construction of a 32 mile extension to the previously existing 31 mile pipeline. This extension, which provides an outlet for sour gas production from previously shut-in wells, as well as for gas from new wells to be drilled, was built and is currently being operated by the Company on behalf of a producer, Michigan Production Company, L.L.C. ("MPC"). In March 1998, the Company received approval from the Michigan Public Service Commission to convert the pipeline from a producer pipeline to a common carrier pipeline, and plans to acquire the pipeline from MPC in exchange for the forgiveness of a note owed to the Company by MPC. The Company will operate the pipeline to gather gas from additional wells in Mason and Oceana counties.

Drilling activities are increasing considerably along the route of the MarkWest pipeline because of recent discoveries and the pending approval of further pipeline extensions. MarkWest is participating in exploration activities in the region, holding a 17.5 percent working interest in a recently completed seismic program, with drilling of the first of four wells expected to start in the second quarter of 1998. A second group of companies started drilling in the first quarter of 1998 following their 3-D seismic program which covered 50 square miles. No results have been reported to date. A third producer is planning a four well program for 1998 following its two recent successful wells, which have a combined deliverability of 16 mmcf/d, adding to the region's shut-in gas wells capability of 7 mmcf/d. Drilling success in these three programs would add significantly to the Company's pipeline and NGL throughput.

By mid-1998, MarkWest plans to extend the pipeline to connect to the new and existing shut-in wells, which will add 23 mmcf/d in the second half of 1998. Permitting activities for this extension are nearly complete, with approval received in the first quarter of 1998 for the first part of the extension, and approval of the remaining segment expected in the second quarter of 1998.

Natural Gas Liquids Plant. In December 1997, the Company began final testing and partial operations at the Fisk Gas Plant, a 50 mmcf/d liquids extraction and fractionation facility. The Fisk Gas Plant, which became fully operational in January 1998, is located adjacent to Shell's treating plant in Manistee, Michigan. This plant processes all of the natural gas gathered by the pipeline and treated by the Shell treating plant, producing propane and other liquid products. Engineering and procurement efforts have commenced to expand pipeline and treating capacity to 50 mmcf/d from 35 mmcf/d, when volumes require. The plant also conditions residue gas such that it can be sold directly into the Michigan Consolidated Gas Company dry distribution system serving western Michigan.

Gas Processing Contracts and Availability of Natural Gas Supply. The Company currently processes natural gas under contracts containing both fee and percent-of-proceeds components. The processing contracts with producers contain a fee component under which the producers pay MarkWest a fee to transport and treat their gas. Under the percent-of-proceeds component, the Company retains a portion of NGLs as compensation for the processing services provided. Operating revenues earned by the Company under percent-of-proceeds contracts increase proportionately with the price of NGLs and natural gas sold.

The Company has exclusive gathering, treatment and processing agreements with four companies: MPC, Dominion Midwest Energy, Inc. ("Dominion"), Oceana Exploration and Production Company, LC ("Oceana") and Longwood Exploration Company ("Longwood") covering both existing and newly discovered natural gas in Manistee, Mason and Oceana Counties. All gas from these programs is dedicated to the Company's pipeline and will be processed at the Company's Fisk Gas Plant. The terms of these agreements with each company are as follows: MPC, through 2016; Dominion, for 25 years from the date of initial delivery, which is anticipated in 1998, depending on exploration success; Longwood, 25 years from the date of initial delivery, which is anticipated in 1998, depending on exploration success. Oceana has committed to drill four wells; any gas produced from these wells will be dedicated to the Company's pipeline and will be processed at the Company's Fisk Gas Plant.

The natural gas streams to be dedicated under these agreements will primarily be produced from an extension of the Northern Niagaran Reef trend in western Michigan. To date, over 2.5 trillion cubic feet equivalent of natural gas has been produced from the Northern Niagaran Reef trend. Substantially all of the natural gas produced from the western region of this trend, however, is sour. In the past, while several successful large wells were developed in the region, the natural gas producers lacked adequate gathering and treatment facilities for sour gas, and development of the trend stopped in northern Manistee County. However, with the Company's recently expanded infrastructure of the sour gas pipeline, treatment and processing facilities and increased capacity, the Company has seen and believes there could continue to be increased development in the region. In addition, the Company believes that improvements in seismic technology may increase exploration and production efforts, as well as drilling success rates.

Shell Treatment and Processing Agreement. To provide sulfur treatment for natural gas dedicated to the project, the Company has entered into a gas
treatment and processing agreement with Shell.   The agreement, which has an
automatic annual renewal unless six months notice is provided by either party, currently extends through 2011. The agreement provides the Company with 35 mmcf/d of gas treatment capacity at Shell's facility in Manistee County, Michigan. The agreement also permits the Company to cause the expansion of Shell's treatment facilities. In December 1997, the Company exercised its option to request that Shell expand the Shell treating plant to handle 55 mmcf/d.

SALES AND MARKETING

The Company attempts to maximize the value of its NGL output by marketing directly to distributors, resellers, blenders, refiners and petrochemical companies. The Company minimizes the use of third-party brokers and instead supports a direct marketing staff focused on multistate and independent dealers. Additionally, the Company uses its own truck and tank car fleet, as well as its own terminals and storage facilities, to enhance supply reliability to its customers. All of these efforts have allowed the Company to maintain premium pricing of its NGL products compared to Gulf Coast spot prices.

Historically, the majority of the Company's operating income has been derived from gas processing, NGL fractionation and NGL sales in its Appalachian Core Area. In 1998 and beyond, an increasing portion of the Company's revenues is expected to be derived from transportation and treating revenues from the Company's Michigan operations, as production volumes and throughput in Michigan are expected to grow significantly, beginning in the second half of 1998.

Revenues from the sale of NGLs represented 83%, 91% and 98% of total revenues in 1997, 1996 and 1995, respectively. The Company markets and sells NGLs to numerous customers, including refiners, petrochemical companies, gasoline blenders, multistate and independent propane distributors and propane resellers. The majority of the Company's sales of NGLs are based on spot prices at the time the NGLs are sold. Spot market prices are based upon prices and volumes negotiated for short terms, typically 30 days.

COMPETITION

The Company faces intense competition in obtaining natural gas supplies for its gathering and processing operations, in obtaining processed NGLs for fractionation and in marketing its products and services. The Company's principal competitors include major integrated oil and gas companies, major interstate pipeline companies, NGL processing companies and national and local gas gatherers, brokers, marketers and distributors of varying sizes, financial resources and experience. Many of the Company's competitors, such as major oil and gas and pipeline companies, have capital resources and control supplies of natural gas substantially greater than those of the Company. Smaller local distributors may enjoy a marketing advantage in their immediate service areas.

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

EXPLORATION AND PRODUCTION

The Company maintains a strategic gas exploration effort intended to permit the Company to gain a foothold position in production areas that have strong potential to create demand for its processing services. The Company currently owns interests in several exploration and production assets. Such assets include the following:

 . A 49% undivided interest in two separate exploration and production projects in La Plata County, Colorado, producing from the Fruitland Formation coal seam. Current projects contain fourteen coal seam wells that produce approximately 1,300 mcf/d of natural gas. To date, all development has occurred on a 320 acre spacing. Due to recent Colorado Oil & Gas Conservation Commission (the "Commission") rulings, the right to infil each drill block is now available to MarkWest, subject to certain approval by the Commission and the Ute Indian Tribe. Upon receiving such approval, MarkWest has the right to drill up to four additional wells in its Alamo project and up to fourteen additional wells in its Tiffany project. Thus, additional developments are expected to occur in 1998 and 1999 through the infilling of operated drillblocks.

 .  A 5.4% working interest in a 66 well drilling program operated by Conley
   Smith, Denver, Colorado. Well sites are in Oklahoma, Kansas, Nevada, Texas and Wyoming. MarkWest believes it may have a future opportunity to provide its processing expertise to Conley Smith in the areas with successful drilling sites. There can be no assurance, however, that Conley Smith will use the Company's processing services.

 . A 25% working interest in a 31,000 acre project to be developed in the Piceance Basin of Colorado. The project includes both the exploration for conventional natural gas and the development of the Cameo Coal Formation utilizing existing well bores. While there can be no assurance that these projects will generate substantial natural gas volumes, MarkWest believes that this area could generate increased demand for processing services.

 . A 17.5% working interest in the drilling program of the Niagaran Reef Trend in the Michigan Core Area. As a non-operator, MarkWest participated in a 28 square mile three-dimensional seismic survey in an Area of Mutual Interest. Seismic processing and interpretation directed a focused acreage acquisition program over specific targeted Reef mounds through 1997. Drilling activities are planned in 1998.

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

The Company maintains general public liability, property and business interruption insurance in amounts that it considers to be adequate for such risks. Such insurance is subject to deductibles that the Company considers reasonable and not excessive. Consistent with insurance coverage generally available to the NGL industry, the Company's insurance policies provide coverage for losses or liabilities related to sudden occurrences of pollution or other environmental damage.

The occurrence of a significant event not fully insured or indemnified against, and/or the failure of a party to meet its indemnification obligations, could materially and adversely affect the Company's operations and financial condition. Moreover, no assurance can be given that the Company will be able to maintain adequate insurance in the future at rates it considers reasonable. To date, however, the Company has experienced no material uninsured losses or any difficulty in acquiring insurance coverage in amounts it believes are adequate.

GOVERNMENT REGULATION

Certain of the Company's pipeline activities and facilities are involved in the intrastate or interstate transportation of natural gas and NGLs and are subject to state and/or federal regulation. Historically, the transportation and sale for resale of natural gas in interstate commerce have been regulated pursuant to the Natural Gas Act of 1938 ("NGA"), the Natural Gas Policy Act of 1978 ("NGPA"), and the regulations promulgated thereunder by the Federal Energy Regulatory Commission ("FERC"). In the past, the federal government regulated the prices at which natural gas could be sold, as well as certain terms of service. However, the deregulation of natural gas sales pricing began under terms of the NGPA and was completed in January 1993 pursuant to the Natural Gas Wellhead Decontrol Act of 1989 (the "Decontrol Act"). Thus, all sales by the Company of natural gas currently can be made at uncontrolled market prices. There can be no assurance, however, that Congress will not reenact price controls in the future which could apply to, or substantially affect, these sales activities.

The processing of natural gas for the removal of liquids by non-pipeline companies currently is not viewed by the FERC as an activity subject to its jurisdiction. FERC has made a specific declaration that the Company's gas processing operations or facilities on the Columbia system are exempt from FERC jurisdiction.

As part of the Michigan Project, the Company owns and operates pipeline gathering facilities in conjunction with its processing plant. Under the NGA, facilities which have as their "primary function" the performance of gathering activities and are not owned by interstate gas pipeline companies are wholly exempt from FERC jurisdiction. State and local regulatory authorities oversee intrastate gathering and other natural gas pipeline operations.

The Michigan Public Service Commission ("MPSC") regulates the construction, operation, rates and safety of certain natural gas gathering and transmission pipelines pursuant to state regulatory statutes. The Company conducts gas pipeline operations in Michigan through an affiliate, which is subject to this regulation by the MPSC. The pipeline affiliate is presently seeking regulatory approval from the MPSC in connection with a proposed extension to the existing pipeline system in Michigan. The proceeding is in its initial stages and a schedule for further proceedings has been established. The requested approval is not opposed by any party to the proceeding

The design, construction, operation, and maintenance of the Company's NGL and natural gas pipeline facilities are subject to the safety regulations established by the Secretary of the Department of Transportation pursuant to the Natural Gas Pipeline Safety Act of 1968, as amended ("1968 Act"), or by state agency regulations which meet or exceed the requirements of the 1968 Act.

The Company's natural gas exploration and production operations are subject to various types of regulation at the federal, state and local levels. Such regulation includes requiring permits for the drilling of wells, meeting bonding requirements in order to drill or operate wells and regulating the location of wells, the methods of drilling and casing wells, the surface use and restoration of properties upon which wells are drilled, the plugging and abandoning of wells and the disposal of fluids used in connection with such operations. Production operations are also subject to various conservation laws and regulations. These typically include the regulation of the size of drilling and spacing or proration units and the density of wells which may be drilled therein and the unitization or pooling of oil and gas properties. Whether the state has forced pooling, or integration of smaller tracts to form a tract large enough to conduct drilling operations, or relies only on voluntary pooling can affect the ease with which a property can be developed. State conservation laws also typically establish maximum rates of production of natural gas, generally prohibit the venting or flaring of gas and impose certain requirements regarding the ratability of production and the handling of nonhydrocarbon gases, such as carbon dioxide and hydrogen sulfide. The effect of these regulations may limit the amount of oil and gas available to the Company or which the Company can produce from its wells. They also substantially affect the cost and profitability of conducting natural gas exploration and production activities. In as much as such laws and regulations are frequently expanded, amended or reinterpreted, the Company is unable to predict the future cost or impact of complying with these production-related regulations.

Commencing in April 1992, the FERC issued a series of orders, generally referred to collectively as Order No. 636, which, among other things, require interstate pipelines to "restructure" to provide transportation services separate or "unbundled" from the interstate pipelines sales of gas. Order No. 636 also requires interstate pipelines to provide open-access transportation on a basis that is equal for all shippers and all suppliers of natural gas. This order was implemented through pipeline-by-pipeline restructuring proceedings. In many instances, the result has been to substantially reduce or bring to an end interstate pipelines' traditional role as wholesalers of natural gas in favor of providing only storage and transportation services. On July 16, 1996, the United States Court of Appeals for the District of Columbia Circuit upheld the validity of most of the provisions and features of Order No. 636. However, in many instances, appeals remain outstanding in the individual pipeline restructuring proceedings. Order No. 636 is intended to foster increased competition within all phases of the natural gas industry. It remains unclear what impact, if any, increased competition within the natural gas industry under Order No. 636 will have on the Company or its various lines of business. Additionally, the FERC has issued a number of other orders which are intended to supplement various facets of its open access program, all of which will continue to affect how and by whom natural gas production and associated NGLs will be transported and sold in the marketplace. In its current form, FERC's open access initiatives could provide the Company with additional access to gas supplies and markets and could assist the Company and its customers by mandating more fairly applied service rates, terms and conditions. On the other hand, it could also subject the Company and entities with which it does business to more restrictive pipeline imbalance tolerances, more complex operations and greater monetary penalties for violation of the pipelines tolerances and other tariff provisions. The Company does not believe, however, that it will be affected by any action taken with respect to Order No. 636 materially differently than any other producer, gatherer, processor or marketer with which it competes.

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

EMPLOYEES

As of December 31, 1997, the Company had 96 employees.

Twelve employees at the Company's Siloam fractionation facility in South Shore, Kentucky, are represented by the Oil, Chemical and Atomic Workers International Union, Local 3-372 (Siloam Sub-Local). The Company's collective bargaining agreement with this Union expires on April 30, 2000. The agreement covers only hourly, nonsupervisory employees. The Company considers labor relations to be satisfactory at this time.

RISK FACTORS

This Annual Report on Form 10-K contains statements which, to the extent that they are not recitations of historical fact, constitute "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933 and
Section 21E of the Securities and Exchange Act of 1934. All forward-looking statements involve risks and uncertainties. The forward-looking statements in this document are intended to be subject to the safe harbor protection provided by Sections 27A and 21E. Factors that most typically impact the Company's operating results and financial condition include (i) changes in general economic conditions in regions in which the Company's products are located, (ii) the availability and prices of NGLs and competing commodities, (iii) the availability of raw natural gas supply, (iv) the ability of the Company to negotiate favorable marketing agreements, (v) the risks that natural gas exploration and production activities will not be successful, (vi) the Company's dependence on certain significant customers, (vii) competition from other NGL processors, including major oil and gas companies, and (viii) the Company's ability to identify and consummate acquisitions complementary to its business. For discussions identifying other important factors that could cause actual results to differ materially from those anticipated in the forward-looking statements, see the Company's Securities and Exchange Commission filings; and "Management's Discussion and Analysis of Financial Condition and Results of Operations" of this Form 10-K.

ITEM 3.  LEGAL PROCEEDINGS

In February 1998, MarkWest filed arbitration proceedings to resolve issues with Columbia regarding three natural gas processing plants in Appalachia. In this arbitration, MarkWest requests a declaration of rights and status to clarify agreements between the companies.

Issues arose during ongoing negotiations between MarkWest and Columbia to finalize terms of a 1997 preliminary agreement in which, among other things, Columbia agreed to sell its Cobb plant to MarkWest and to transfer from Columbia to MarkWest the operation of the Boldman plant. These issues also include matters regarding operations at the Kenova plant. MarkWest owns the Boldman and Kenova plants.

MarkWest's intention in taking over operations at these plants is to assist Columbia in their rate settlement and to possibly increase its liquids processing business on Columbia's transmission system. The initial economic effect in taking over operations is neutral. Columbia and MarkWest continue to have several ongoing contracts, the most important of which extends through the year 2010. Although the outcome of arbitration or the length of the process cannot be predicted, the Company anticipates that the arbitration will have a minimal effect on MarkWest in the interim.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

There were no matters submitted to a vote of security holders during the quarter ended December 31, 1997.

                                    PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
        MATTERS

As of March 13, 1998, there were 8,498,613 shares of common stock outstanding held by 555 holders of record. The common stock is traded on The Nasdaq Stock Market under the symbol "MWHX". The following table sets forth quarterly high and low closing sales prices as reported by the Nasdaq National Market for the periods indicated.

                                                         HIGH         LOW
                                                        ------      -------
        1997
        Fourth Quarter................................  23 1/2      19 1/2
        Third Quarter.................................  23 1/2      14 3/4
        Second Quarter................................  15 1/4      12
        First Quarter.................................  16 1/8      14 1/16

        1996
        Fourth Quarter (1)............................  15 1/2      10 1/4

   (1)  The Company's initial public offering was completed on October 9, 1996.

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

ITEM 6.  SELECTED FINANCIAL DATA

The selected consolidated statement of operations and balance sheet data for the years ended December 31, 1997, 1996 and 1995 and as of December 31, 1997 and 1996 are derived from, and are qualified by reference to, audited consolidated
financial statements of the Company included elsewhere in this Form 10-K.   The
selected consolidated statement of operations and balance sheet data set forth below for the year ended December 31, 1994 and 1993 and as of December 31, 1995, 1994 and 1993 have been derived from audited financial statements not included in this Form 10-K. The selected consolidated financial information set forth below should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the Company's Consolidated Financial Statements and related notes thereto included elsewhere in this Form 10-K.

                                                                Year Ended December 31,
                                                   1997 (4)     1996      1995       1994      1993
                                                   ---------  --------  ---------  --------  --------
                                                         (in thousands, except per share data)
STATEMENT OF OPERATIONS:
Revenues.......................................    $ 79,917    $71,952   $48,226    $52,963   $55,871
Income (loss)  before taxes, extraordinary
 item and cumulative effect of change in
 accounting....................................      12,397     14,760     7,824      5,120       540


Provision for income taxes.....................       4,550      6,991        --         --        --
Income before extraordinary loss...............       7,847      7,769     7,824      5,120       540
Extraordinary loss.............................          --         --    (1,750)        --        --
Net income.....................................       7,847      7,769     6,074      5,120       540
Basic earnings per share (historical                   0.92       1.21      1.06       0.89      0.09
 information; see note 1 for pro forma
 information assuming the Company had been a
 taxable entity)...............................
Earnings per share assuming dilution                   0.91       1.20      1.06       0.89      0.09
 (historical information; see note 1 for pro
 forma information assuming the Company had
 been a taxable entity)........................
Weighted average shares outstanding (2)........       8,485      6,415     5,725      5,725     5,725

BALANCE SHEET DATA
   (AS OF DECEMBER 31):
Total assets...................................    $ 98,657    $78,254   $46,896    $35,913   $40,668
Long-term debt.................................      33,931     11,257    17,500      9,887    16,486
Partners' capital..............................          --         --    25,161     22,183    17,350
Stockholders' equity...........................      51,548     43,664        --         --        --

OPERATING DATA:
Appalachia:
  NGL production - Siloam (gallons)............     102,453     94,909    92,239     99,735    93,355
  NGLs marketed - Siloam (gallons).............     103,424     94,595    95,484     97,848    92,722
  Fee gas processed (mmbtu) (3)................      57,973     33,900        --         --        --
  Terminal throughput (gallons)................      30,332     37,851    31,206     32,665    30,117
Michigan pipeline throughput (mcf).............       3,247      1,161        --         --        --
Gas production (mcf)...........................         434        116       N/M        N/M       N/M
-----------------------------------------------

N/M - Not meaningful.

(1) Prior to October 7, 1996, the Company was organized as a partnership, MarkWest Hydrocarbon Partners, Ltd. ("MarkWest Partnership") and, consequently, was not subject to income tax. Effective October 7, 1996, the Company reorganized (the "Reorganization") and the existing general and limited partners exchanged 100% of their interests in MarkWest Partnership for 5,725,000 common shares of the Company. Pro forma information has been presented for purposes of comparability as if the Company had been a taxable entity for all periods presented:

                                                                     Year ended December 31,
                                                             1996       1995       1994       1993
                                                           -------     ------     ------     ------
     Historical income before income taxes                 $14,760     $7,824     $5,120     $  540
     Pro forma provision for income taxes                    5,609      2,937      1,424        228
     Pro forma net income                                    9,151      4,887      3,696        312
     Pro forma basic earnings per share                       1.16       0.85       0.65       0.05
     Pro forma earnings per share assuming dilution           1.15       0.85       0.65       0.05
     Pro forma weighted average shares outstanding (a)       7,908      5,725      5,725      5,725

   (a) Pro forma weighted average shares outstanding for the year ended December 31, 1996 represents the weighted average of, for the period prior to the offering, the number of common shares issued in the Reorganization plus the number of shares issued in the Offering for which the net proceeds were used to repay outstanding indebtedness and, for the period subsequent to the Offering, the total number of common shares outstanding. Pro forma weighted average shares outstanding for the years ended December 31, 1995, 1994 and 1993 represent the weighted average number of common shares issued in the Reorganization.
(2) Weighted average shares outstanding for the year ended December 31, 1996 represents the weighted average of, for the period prior to the Company's initial public offering, the number of common shares issued in the Reorganization and, for the period subsequent to the Offering, the total number of common shares outstanding. Weighted average shares outstanding for the years ended December 31, 1995, 1994 and 1993 represent the weighted average number of common shares issued in the Reorganization.
(3) 1997 includes fee gas processed at the Boldman and Cobb plants, effective February 1, 1997, as well as the fee gas processed at the Kenova plant.
(4) 1997 results reflect the Company's acquisition of the remaining 40 percent interest of the Michigan project from MEC in November 1997.

ITEM 7. MANAGEMENT'S DISCUSSIONS AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following analysis should be read in conjunction with the selected financial data and the Company's Consolidated Financial Statements included in this Form 10-K.

RESULTS OF OPERATIONS
----------------------

Year Ended December 31, 1997 Compared to Year Ended December 31, 1996 (in thousands of dollars)

                                        For the year ended December 31,
                                    1997        1996     $ Change   % Change
                                  -------     -------    --------   --------
Revenue                           $79,917     $71,952    $ 7,965       11%
Gross profit (a)                   19,397      20,895     (1,498)      (7%)

Income before income taxes         12,397      14,760     (2,363)     (16%)

Provision for income taxes          4,550       6,991     (2,441)     (35%)
                                  -------     -------    --------   --------
Net income                          7,847       7,769         78        1%
                                  =======     =======    ========   ========

Pro forma information (b):
  Income before income taxes       12,397      14,760     (2,363)     (16%)

  Provision for income taxes        4,550       5,609      1,059       19%
                                  -------     -------    --------   --------
  Net income                        7,847       9,151     (1,304)     (14%)
                                  =======     =======    ========   ========

(a) Excludes interest income, general and administrative expense and interest expense.
(b) 1996 information is pro forma for net income. Prior to a reorganization in October 1996, MarkWest was organized as a partnership and, consequently, was not subject to income tax. Pro forma net income for 1996 has been presented for purposes of comparability as if MarkWest had been a taxable entity.

For the year ended December 31, 1997, income before income taxes was $12.4 million, compared to income before income taxes of $14.8 million, for the year ended December 31, 1996. The decrease in income before income taxes was primarily a result of the effect of an industry-wide decrease in prices from 1996, when near record high levels had a positive impact on the Company's terminal operations. As a result, in 1996, the terminals recorded above average gross margins compared to relatively flat margins in 1997, when prices dropped significantly in the first quarter and margins remained low throughout the year. This factor was partially offset by increased volumes and margins at the Company's Appalachia plants.

REVENUES

Gathering, processing and marketing revenue. Gathering, processing and marketing revenue increased $7.1 million or 10% for the year ended December 31, 1997, compared to 1996, due to a variety of reasons.

The Company's Appalachian operations accounted for the majority of the overall revenue increase, primarily on the strength of favorable results recognized in 1997 from hedging positions put in place during the fourth quarter of 1996. Appalachian revenue was also positively affected by a 71% increase in fee gas processed during 1997. Fee gas volumes processed in 1997, which includes fee gas processed at the Boldman and Cobb plants effective February 1997, as well as fee gas processed at the Kenova plant, increased because of a change in the structure of the Company's processing fee arrangements effective in early 1997. In addition, the Company's Siloam plant sold a record 103 million gallons in 1997, a nine percent increase over the previous year.

The above factors were substantially offset by a 20% decrease in throughput at the Company's terminals. Moreover, the terminals suffered price decreases up to 18% compared to 1996, especially during the fourth quarter at which time near record prices existed in the prior year.

The Company's Michigan operations contributed the remaining increase in revenue in 1997 compared to the year ended December 31, 1996, principally as the result of a 180% increase in the volume of gas processed. The Company's activities in Michigan were operational for a full year for the first time in 1997. Additionally, the connection of another company's well to MarkWest's pipeline following the well's completion during the second quarter of 1997 also contributed to the volume increase.

Oil and gas revenue. Oil and gas revenue increased $570,000 or 164% for the year ended December 31, 1997, compared to 1996. This increase was directly attributable to an increase in production from nine new wells in 1997.

Interest income. Interest income increased $469,000 or 244% for the year ended December 31, 1997, compared to 1996. The increase was primarily due to interest earned on a note receivable, which accrues interest at a rate of 5.98%. The note, due from MPC, is for the costs incurred by the Company for the construction of the 30 mile extension to the gas pipeline in Michigan.

COSTS AND EXPENSES

Cost of sales. Cost of sales increased $4.8 million or 12% for the year ended December 31, 1997, compared to 1996. The Company's Appalachian operations accounted for the majority of the increase, primarily as a result of a 6% increase in unit costs and a 9% increase in volumes sold at the Company's Siloam plant. This increase was substantially offset by a 20% decrease in
throughput at the Company's terminals.   The remaining increase was a direct
result of the increase in the volume of gas processed by the Company's Michigan operations.

Operating expenses. Operating expenses increased $3.9 million or 55% for the year ended December 31, 1997, compared to 1996. The majority of the increase was driven by the Company's operations in Michigan, which commenced operations in May 1996. The remaining increase resulted from additional repair and maintenance and other operating costs at the Company's Appalachian facilities, including operating costs attributable to the Company's Boldman plant and Columbia's Cobb plant, pursuant to the change in fee structure described previously.

General and administrative expenses. General and administrative expenses increased $1.9 million or 36% for the year ended December 31, 1997, compared to 1996. This increase was attributable to administrative support activities related to the new operations in Michigan and to costs incurred in connection with being a public company for a full year in 1997.

Depreciation, depletion and amortization expense.   Depreciation, depletion and
amortization expense increased $336,000 or 12% for the year ended December 31, 1997, compared to 1996. This increase was principally due to increased depreciation attributable to the Company's new Michigan operations.

Provision for income taxes.   The provision for income taxes decreased $2.4
million for the year ended December 31, 1997, compared to 1996. The decrease is primarily a result of the one-time charge of $3.7 million taken in the fourth quarter of 1996 in connection with the Company's reorganization from a partnership, together with reduced levels of pre-tax income.

YEAR ENDED DECEMBER 31, 1996 COMPARED TO YEAR ENDED DECEMBER 31, 1995 (IN THOUSANDS OF DOLLARS)

                                         For the year ended December 31,
                                    1996        1995      $ Change    % Change
                                  --------    --------    --------    --------

Revenue                           $71,952     $48,226     $23,726       49%
Gross profit (a)                   20,895      12,365       8,530       69%

Income before income taxes         14,760       7,824       6,936       89%
Provision for income taxes          6,991          --       6,991     (100%)
                                  --------    --------    --------    --------
Net income                          7,769       7,824         (55)      (1%)
                                  ========    ========    ========    ========

Pro forma information (b):
   Income before income taxes       14,760     7,824      6,936       89%
   Provision for income taxes        5,609     2,937     (2,672)     (91%)

   Net income                        9,151     4,887      4,264       87%
                                    =======   =======   ========   ========

(a) Excludes interest income, general and administrative expense and interest expense.
(b) 1996 and 1995 information are pro forma for net income. Prior to a reorganization in October 1996, MarkWest was organized as a partnership and, consequently, was not subject to income tax. Pro forma net income for 1996 and 1995 have been presented for purposes of comparability as if MarkWest had been a taxable entity.

For the year ended December 31, 1996, income before income taxes was $14.8 million, compared to income before income taxes of $7.8 million, for the year ended December 31, 1995. The increase in income before income taxes was primarily a result of industry-wide strong NGL prices, which were at near record levels in the fourth quarter of 1996, combined with a 21% increase in throughput volumes at the Company's terminals in 1996 compared to 1995.

REVENUES

Gathering, processing and marketing revenue. Gathering, processing and marketing revenue increased $23.4 million or 50% for the year ended December 31, 1996, compared to 1995, for a variety of reasons.

The Company's Appalachia operations accounted for the majority of the increase, primarily as a result of price-related increases for all NGLs in the fourth
quarter of 1996, when NGL prices were at near record levels.   These price
increases were complemented by the addition of the new terminal in Church Hill, Tennessee, which was operational for a full year for the first time in 1996, and an overall 21% increase in throughput volumes at the Company's propane terminals, principally due to higher demand as a result of colder temperatures during the first and fourth quarters of 1996.

Offsetting these favorable price and terminal volume increases was a volume decrease at the Company's Siloam plant. The volume decrease at Siloam, which receives approximately 70% of its raw NGL mix from the Kenova plant, was due to start-up delays at the Company's new Kenova processing facility during the first quarter of 1996. The new Kenova plant, which was placed into service in January 1996, generated additional fee revenue in 1996 compared to 1995.

The remaining increase in gathering, processing and marketing revenue can be attributed to the Company's new operations in Michigan, which commenced in May 1996.

COSTS AND EXPENSES

Cost of sales. Cost of sales increased $11.7 million or 40% for the year ended December 31, 1996, compared to 1995. The Company's Appalachia operations accounted for the majority of the increase, primarily as a result of increased natural gas and propane prices, and due to an increase in volumes sold from the Company's terminals.

Operating expenses. Operating expenses increased $2.3 million or 50% for the year ended December 31, 1996, compared to 1995. This increase was partially due to new operations at both the Kenova and Church Hill facilities, which commenced operations in January 1996 and October 1995, respectively. The remaining increase resulted from the Company's Michigan operations, which commenced in May 1996.

Depreciation, depletion and amortization expense. Depreciation, depletion and amortization expense increased $1.2 million or 66% for the year ended December 31, 1996, compared to 1995, primarily as a result attributable to the Company's new Kenova plant and Michigan operations.

Interest expense. Interest expense increased $582,000 for the year ended December 31, 1996, compared to 1995. This increase resulted principally from an increase in average outstanding long-term debt of $12.0 million for 1996 compared to $8.1 million for 1995.

Provision for income taxes. Provision for income taxes increased $7.0 million for the year ended December 31, 1996, compared to 1995, as a result of the Company's Reorganization from a partnership in October of 1996.

LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

The Company's sources of liquidity and capital resources historically have been net cash provided by operating activities, funds available under its financing facilities, and in 1996, proceeds from an initial public offering of equity. In the past, these sources have been sufficient to meet its needs and finance the growth of its business.

The following summary table reflects comparative cash flows for the Company for the years ended December 31, 1997, 1996 and 1995:

                                                For the year ended December 31,
                                                 1997        1996        1995
                                               --------    --------    --------

Net cash provided by operating activities      $  4,885    $ 16,815    $  5,436
Net cash used in investing activities           (30,329)    (17,516)    (12,610)
Net cash provided by financing activities        22,536       4,341       2,467

For the year ended December 31, 1997, net cash provided by operating activities before adjustments for working capital decreased $2.1 million from the prior year, primarily as a result of a decrease in gross profit since 1996. The Company's working capital accounts, excluding cash, increased $7.8 million in the year ended December 31, 1997, in contrast to the decrease in working capital accounts, excluding cash, of $2.1 million which occurred in the year ended December 31, 1996. The change in working capital was driven by increases in accounts receivable, prepaid feedstock and other current assets and decreases in accounts payable and accrued liabilities, primarily related to tax payments made in 1997, both of which were offset by a decrease in inventory levels in 1997.

Cash used in investing activities increased $12.8 million for the year ended December 31, 1997 compared to 1996, primarily related to higher capital expenditures made in 1997 (see further discussion under "Capital Investment Program").

For the year ended December 31, 1997, cash provided by financing activities increased $18.2 million compared to 1996. This increase was caused by borrowings in 1997 to fund increased capital expenditures and working capital requirements. Cash provided by financing activities increased $1.9 million for the year ended December 31, 1996, as compared to the year ended December 31, 1995. This increase resulted primarily from the initial public offering in October 1996, which was partially offset by payments made on long-term debt.

The Company believes that cash provided by operating activities, together with amounts available to be borrowed under its financing facilities, will provide sufficient funds to maintain its existing facilities and complete its current capital expenditure program. Depending on the timing and amount of the Company's future projects, it may be required to seek additional sources of capital. While the Company believes that it would be able to secure additional financing, if required, no assurance can be given that it will be able to do so.

In November 1997, the Company acquired the remaining 40% interest in the Michigan project from its partner for a purchase price of $8.5 million plus up to $13.5 million in contingent payments. The future contingent payments consist of nine payments ranging from $1.0 million to $2.7 million. The Company believes that, if required to make any or all of the payments, cash flow provided by operating activities, together with amounts available to be borrowed under its financing facilities, will provide sufficient funds to cover the contingent payments.

FINANCING FACILITIES

Effective June 20, 1997, the Company replaced its existing financing agreement with a new credit facility (the "credit facility") with the Bank of Montreal, as agent, NationsBank and Colorado National Bank. The credit facility, as amended in December 1997, allows the Company to borrow up to $60.0 million, pursuant to a revolving loan commitment. The revolving loan commitment converts to a reducing loan commitment on May 31, 1999. The reducing loan commitment reduces ratably on a quarterly basis to zero by June 20, 2003.

Interest rates are based on either the agent bank's prime rate plus 1% or the London Interbank Offered Rate (LIBOR), plus an applicable margin of between 50 and 150 basis points, based on the Company's debt to capitalization ratio. At December 31, 1997, approximately $33.9 million was outstanding. Of the total outstanding, $31.9 million bears interest at 6.5% and $2.0 million bears interest at 8.5%.

Effective January 14, 1998, the Company's wholly owned subsidiary, 155 Inverness, Inc., obtained a promissory note in the amount of $3.7 million with Allianz Life Insurance Company, to finance the purchase of the Company's office building, which was acquired on July 1, 1997.

CAPITAL INVESTMENT PROGRAM

During 1997, the Company invested $19.3 million in capital expenditures, including $9.1 million in Michigan. In addition, the Company spent $8.5 million in Michigan to buy out its previous partner, and an additional $1.9 million for the construction of the 30 mile gas pipeline extension in Michigan built on
behalf of MPC.   During the year ended December 31, 1996, the Company invested
$9.8 million in capital expenditures, primarily in connection with the start up of its Michigan operations, and an additional $7.7 million for the construction of the gas pipeline extension in Michigan built on behalf of MPC . During 1995, the Company expended $12.4 million in capital programs, $12.2 million of which were incurred in connection with the construction of the Kenova plant.

The Company's capital investment program for 1998 is estimated at $24 million, including $18 million in Michigan to fund a further extension of the pipeline and expansion of the current system capacity. The remaining capital programs for 1998 include $3 million for various projects in Appalachia, including a new compressor at the Company's Kenova facility, and $3 million in exploration and production activities.

1998 OUTLOOK
------------

Price levels in the fourth quarter of 1997 were fairly consistent with historical, normal levels, as opposed to the near record high price levels
experienced in the fourth quarter of 1996.   Propane prices rose dramatically in
the fourth quarter of 1996 due to an early cold start to the winter and a Mexican plant explosion, which had a detrimental impact on imported propane volumes into the United States. The Company was able to extend the benefit from these high price levels by entering into various hedge contracts which positively affected the Company's results in the first quarter of 1997. It is expected that the results from the first quarter of 1998 will reflect price levels below historical levels, and the outlook for the balance of the year cannot be predicted. The sales price of natural gas liquids is correlated with the price of crude oil, and crude oil prices have fallen significantly beginning in the fourth quarter of 1997.

A significant portion of the Company's revenues, and as a result, its gross margins, remain dependent upon the sales price of propane, which fluctuates with the winter weather conditions and other supply and demand determinants. Currently, MarkWest has an annual sensitivity to NGL prices equal to $1 million in pretax income for every $0.01/gallon change in NGL prices and an annual sensitivity to natural gas prices equal to $1 million in pretax income for every $0.10/mmbtu change in natural gas prices.

The Company's future results are expected to be positively affected by volumes through its sour gas pipeline and plant in Western Michigan, which more than tripled to 13.2 mmcf/d in the fourth quarter of 1997 from 4.2 mmcf/d in the fourth quarter of 1996. Drilling activities in the area are increasing considerably because of recent discoveries and the pending approval of further pipeline extensions. By mid-1998, MarkWest plans to extend the pipeline to connect to new and existing shut-in wells, which will add 23 mmcf/d in the second half of 1998. These increased volumes, along with the new NGL extraction plant, which began operations in December 1997, are expected to add substantial production volumes and related revenues to the Company's operations in the second half of 1998 and beyond. The Company expects greater volumes to have a substantial and positive impact on earnings and cash flow in 1998.

RISK MANAGEMENT ACTIVITIES
--------------------------

The Company's primary risk management objectives are to meet or exceed budgeted gross margins by locking in budgeted or above-budgeted prices in the financial derivatives and physical markets and to protect margins from precipitous declines. The Company maintains a three-person committee of senior management that oversees all hedging activity. Under internal guidelines, speculative transactions are prohibited.

MarkWest achieves its goals utilizing a combination of fixed price forward contracts, New York Mercantile Exchange-traded futures, and fixed/floating price swaps on the over the counter ("OTC") market. First, the Company protects margins through purchases of natural gas forward contracts with predetermined BTU differentials based upon a basket of Gulf Coast NGL prices (or a substitute for propane such as crude oil). Second, MarkWest also protects margins by purchasing natural gas futures while simultaneously selling propane futures of approximately the same BTU value. Third, the Company manages its commodity price risk on terminal propane purchases and sales by purchasing and selling, respectively, propane futures contracts. Fourth, by purchasing propane futures contracts, the Company locks in desired prices on forward sales to certain customers. Fifth, the Company's wholly owned subsidiary, MarkWest Resources, Inc., enters into OTC swaps with certain other creditworthy companies to hedge exposure to changes in spot market prices on certain levels of production.

Gains and losses related to qualifying hedges, as defined by Statement of Financial Accounting Standards No. 80, "Accounting for Futures Contracts", of firm commitments or anticipated transactions are recognized in revenue and cost of sales upon execution of the hedged physical transaction.

The Company had no material notional quantities of natural gas, NGL, or crude oil futures, swaps or options at December 31, 1997. At December 31, 1996, the Company had a total of 295 short and 135 long open propane futures contracts representing a notional quantity amounting to 160,000 barrels of production. Late in 1996, the Company entered into agreements with certain natural gas suppliers for gas purchases (25,000 mmbtus a day) for the summer of 1997 at differentials to crude oil futures and NGL baskets at December 31, 1996. There were no material notional quantities of natural gas or crude oil futures or options at December 31, 1996.

During the years ended December 31, 1997 and 1996, a $989,000 gain and a $1.1 million loss, respectively, were recognized in operating income on the settlement of propane and natural gas futures. Financial instrument gains and losses on hedging activities were generally offset by amounts realized from the sale of the underlying products in the physical market.

In addition to these risk management tools, MarkWest utilizes its liquids storage facilities and contracts for third party storage to build product inventories during historically lower-priced periods for resale during higher-priced periods. Also, MarkWest has contractual arrangements to purchase certain quantities of its natural gas feedstock in advance of physical needs.

IMPACT OF THE YEAR 2000 ISSUE
-----------------------------

The Year 2000 Issue is the result of computer programs being written using two digits rather than four to define the applicable year. Any of the Company's computer programs that have date-sensitive software may recognize a date using "00" as the year 1900 rather than the year 2000. This could result in a system failure or miscalculations causing disruptions of operations, including, among other things, a temporary inability to process transactions, send invoices, or engage in similar normal business activities.

In the first quarter of 1998, the Company began its preliminary assessment of the Year 2000 Issue. Many of the Company's computer systems are purchased from third party vendors who have represented to the Company that they are Year 2000 compliant. A complete analysis, including an evaluation of the extent to which the Company is vulnerable to the failure of significant customers and suppliers to properly remediate their own Year 2000 Issue, is expected to be completed by
the fourth quarter of 1998.   The outcome of this analysis will be a formal Year
2000 plan and remediation, if any, is expected to be completed in 1999. The Company believes that total Year 2000 project costs will not be material to the Company's results of operations, liquidity or capital resources, and that there should be little impact to the Company's computer systems.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                  INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                                                                                                Page
                                                                                                ----
         Report of Independent Accountants.....................................................  18

         Consolidated Balance Sheet at December 31, 1997 and 1996..............................  19

         Consolidated Statement of Operations for each of the three years ended
                   December 31, 1997...........................................................  20

         Consolidated Statement of Cash Flows for each of the three years ended
                   December 31, 1997...........................................................  21

          Consolidated Statement of Changes in Stockholders' Equity/ Partners'
                   Capital for each of the three years ended  December 31, 1997................  22

         Notes to Consolidated Financial Statements............................................  23

                       REPORT OF INDEPENDENT ACCOUNTANTS


To the Board of Directors and Stockholders of MarkWest Hydrocarbon, Inc.


In our opinion, the accompanying consolidated balance sheet and related consolidated statements of operations, of cash flows and of changes in stockholders' equity/partners' capital present fairly, in all material respects, the financial position of MarkWest Hydrocarbon, Inc., a Delaware corporation, and its subsidiaries at December 31, 1997 and 1996, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1997, in conformity with generally accepted accounting principles. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.



PRICE WATERHOUSE LLP

Denver, Colorado
February 10, 1998

                           MARKWEST HYDROCARBON, INC.
                           CONSOLIDATED BALANCE SHEET
                           (000S, EXCEPT SHARE DATA)

                                                                                                   December 31,
                   ASSETS                                                                        1997         1996
                                                                                              ----------   ----------
Current assets:
  Cash and cash equivalents..............................................................     $  1,493     $  4,401
  Receivables, net of allowance for doubtful accounts of $120 and $0,
    respectively.........................................................................       10,150        9,755
  Inventories............................................................................        5,141        5,632
  Prepaid feedstock......................................................................        2,690        1,831
  Other assets...........................................................................        2,698          458
                                                                                              ----------   ----------
                Total current assets.....................................................       22,172       22,077

Property and equipment:
  Gas processing, gathering, storage and  marketing equipment............................       58,794       46,416
  Oil and gas properties and equipment...................................................        7,854        3,731
  Land, buildings and other equipment....................................................        9,363        4,478
  Construction in progress...............................................................        5,258        5,831
                                                                                              ----------   ----------
                                                                                                81,269       60,456
  Less:  accumulated depreciation, depletion and amortization............................      (15,439)     (12,316)
                                                                                              ----------   ----------
                Total property and equipment, net........................................       65,830       48,140

Intangible assets, net of accumulated amortization of $287 and $315,
 respectively............................................................................          555          380
Note receivable and other assets.........................................................       10,100        7,657
                                                                                              ----------   ----------
Total assets.............................................................................     $ 98,657     $ 78,254
                                                                                              ==========   ==========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Trade accounts payable.................................................................     $  3,074     $  5,382
  Accrued liabilities....................................................................        4,339        4,643
  Current portion of long-term debt......................................................          156          156
                                                                                              ----------   ----------
                Total current liabilities................................................        7,569       10,181

Deferred income taxes....................................................................        5,609        3,977
Long-term debt...........................................................................       33,931       11,257

Minority interest........................................................................           --        9,175
Commitments and contingencies (Note 5)...................................................           --           --

Stockholders' equity:
  Preferred stock, par value $0.01; 5,000,000 shares authorized, 0 shares
    issued and outstanding...............................................................           --           --
  Common stock, par value $0.01; 20,000,000 shares authorized, 8,523,285
    and 8,485,000 shares issued, respectively............................................           85           85
  Additional paid-in capital.............................................................       42,729       42,237
  Retained earnings......................................................................        9,189        1,342
  Treasury stock; 31,072 and 0 shares, respectively......................................         (455)          --
                                                                                              ----------   ----------
                Total stockholders' equity...............................................       51,548       43,664
                                                                                              ----------   ----------
Total liabilities and stockholders' equity...............................................     $ 98,657     $ 78,254
                                                                                              ==========   ==========

  The accompanying notes are an integral part of these financial statements.

                          MARKWEST HYDROCARBON, INC.
                     CONSOLIDATED STATEMENT OF OPERATIONS
                        (000S, EXCEPT  PER SHARE DATA)

                                                         For the Year Ended December 31,
                                                           1997        1996       1995
                                                         -------     -------     -------
Revenue:
  Gathering, processing and marketing revenue.........   $77,498     $70,405     $46,995
  Oil and gas revenue.................................       917         347       1,075
  Interest income.....................................       661         192         156
  Other income........................................       841       1,008          --
                                                         -------     -------     -------
    Total revenue.....................................    79,917      71,952      48,226
                                                         -------     -------     -------
Costs and expenses:
  Costs of sales......................................    45,657      40,907      29,245
  Operating expenses..................................    10,956       7,048       4,706
  General and administrative expenses.................     7,215       5,302       4,189
  Depreciation, depletion and amortization............     3,246       2,910       1,754
  Interest expense....................................       826       1,090         508
                                                         -------     -------     -------
    Total costs and expenses..........................    67,900      57,257      40,402
                                                         -------     -------     -------

Income before minority interest, income taxes and
  extraordinary item..................................    12,017      14,695       7,824


Minority interest in net loss of subsidiary...........       380          65          --
                                                         -------     -------     -------

Income before income taxes and extraordinary item.....    12,397      14,760       7,824

Provision for income taxes:
  Current.............................................     2,918       3,014          --
  Deferred............................................     1,632         232          --
  Arising from reorganization.........................        --       3,745          --
                                                         -------     -------     -------

Income before extraordinary item......................     7,847       7,769       7,824
Extraordinary loss on extinguishment of debt..........        --          --      (1,750)
                                                         -------     -------     -------

Net income...........................................    $ 7,847     $ 7,769     $ 6,074
                                                         =======     =======     =======

Basic earnings per share..............................   $  0.92     $  1.21     $  1.06
                                                         =======     =======     =======

Earnings per share assuming dilution..................   $  0.91     $  1.20     $  1.06
                                                         =======     =======     =======
Weighted average number of outstanding shares of
  common stock.......................................      8,485       6,415       5,725
                                                         =======     =======     =======



  The accompanying notes are an integral part of these financial statements.

                           MARKWEST HYDROCARBON, INC.
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                     (000S)

                                                                       For the Year Ended December 31,
                                                                         1997        1996        1995
                                                                       --------    --------    --------
Cash flows from operating activities:
    Net income....................................................     $  7,847    $  7,769    $  6,074
    Add income items that do not affect working capital:
        Depreciation, depletion and amortization..................        3,246       2,910       1,754
        Deferred income taxes.....................................        1,632       3,977          --
        Option granted in conjunction with extinguishment  of debt           --          --       1,050
        (Gain) loss on disposition of assets......................          (75)         46          --
                                                                       --------    --------    --------
                                                                         12,650      14,702       8,878
    Adjustments to working capital:
        Increase in receivables...................................       (1,485)       (846)     (4,729)
        (Increase) decrease in inventories........................          491      (2,802)        (19)
        Increase in prepaid expenses and other assets.............       (3,099)       (185)        (86)
        Increase (decrease) in accounts payable and accrued
            liabilities...........................................       (3,672)      5,946       1,392
                                                                       --------    --------    --------
                                                                         (7,765)      2,113      (3,442)

           Net cash flow provided by operating activities.........        4,885      16,815       5,436

Cash flows from investing activities:
        Capital expenditures......................................      (19,323)     (9,824)    (12,426)
        Acquisition of interest in Michigan project...............       (8,563)         --          --
        Increase in notes receivable and other assets.............       (2,443)     (7,692)       (184)
                                                                       --------    --------    --------
           Net cash used in investing activities..................      (30,329)    (17,516)    (12,610)

Cash flows from financing activities:
        Proceeds from issuance of long-term debt..................       39,920      47,124      26,050
        Repayments of long-term debt..............................      (17,246)    (53,632)    (19,437)
        Debt issuance costs.......................................         (175)         --          --
        Partners' distributions...................................           --     (14,150)     (4,150)
        Payments on employee/partner notes........................          192         320          --
        Payments on options.......................................           --          71           4
        Purchase of treasury stock................................         (455)         --          --
        Proceeds from issuance of common stock....................          300      24,608          --
                                                                       --------    --------    --------

           Net cash provided by financing activities..............       22,536       4,341       2,467

           Net increase (decrease) in cash and cash equivalents...       (2,908)      3,640      (4,707)

Cash and cash equivalents at beginning of year....................        4,401         761       5,468
                                                                       --------    --------    --------

Cash and cash equivalents at end of year..........................     $  1,493    $  4,401    $    761
                                                                       ========    ========    ========



  The accompanying notes are an integral part of these financial statements.

                          MARKWEST HYDROCARBON,  INC.
                     CONSOLIDATED STATEMENT OF CHANGES IN
                    STOCKHOLDERS' EQUITY/ PARTNERS' CAPITAL
                                    (000S)

                                                   SHARES OF   SHARES OF                        ADDITIONAL                TOTAL
                                       PARTNERS'    COMMON     TREASURY    COMMON    PAID-IN     RETAINED   TREASURY   STOCKHOLDERS'
                                        CAPITAL     STOCK       STOCK      STOCK     CAPITAL     EARNINGS    STOCK        EQUITY
                                       ---------   ---------   --------    ------   ----------   --------   --------   -------------
Balance,
 December 31, 1994................     $  22,183          --         --    $   --   $       --   $     --   $     --   $    22,183
Net income........................         6,074          --         --        --           --         --         --         6,074
Distributions, net of
 contributions....................        (4,146)         --         --        --           --         --         --        (4,146)
Option granted in
 conjunction with
 extinguishment of
 debt.............................         1,050          --         --        --           --         --         --         1,050
                                       ---------   ---------   --------    ------   ----------   --------   --------   -----------
Balance,
 December 31, 1995................        25,161          --         --        --           --         --         --        25,161
Net income prior to
 reorganization...................         6,427          --         --        --           --         --         --         6,427
Notes receivable from
 partners, net, prior
 to reorganization................           205          --         --        --           --         --         --           205
Distributions prior to
 reorganization...................       (14,150)         --         --        --           --         --         --       (14,150)
Exercise of options,
 prior to
 reorganization...................            71          --         --        --           --         --         --            71
Reorganization from a
 limited partnership to
 a corporation....................       (17,714)      5,725         --        57       17,657         --         --            --
Deferred taxes relating
 to the reorganization............        (3,745)         --         --        --           --         --         --        (3,745)
Common stock issued...............            --       2,760         --        28       24,580         --         --        24,608
Net income after
 reorganization...................            --          --         --        --           --      5,087         --         5,087
                                       ---------   ---------   --------    ------   ----------   --------   --------   -----------
Balance,
 December 31, 1996................     $      --       8,485         --        85       42,237      1,342         --        43,664
                                       =========

Net income........................                        --         --        --           --      7,847         --         7,847
Payments received on
 notes receivable
 from partners....................                        --         --        --          192         --         --           192
Exercise of options...............                        38         --        --          300         --         --           300
Acquisition of treasury
 stock............................                        --        (31)       --           --         --       (455)         (455)
                                                   ---------   --------    ------   ----------   --------   --------   -----------
Balance,
 December 31, 1997................                     8,523        (31)   $   85   $   42,729   $  9,189   $   (455)  $    51,548
                                                   =========   ========    ======   ==========   ========   ========   ============

  The accompanying notes are an integral part of these financial statements.

                          MARKWEST HYDROCARBON, INC.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 1.  NATURE OF OPERATIONS AND SIGNIFICANT BUSINESS ACQUISITIONS

NATURE OF OPERATIONS

MarkWest Hydrocarbon, Inc. ("MarkWest" or the "Company") provides compression, gathering, treatment, processing and natural gas liquids ("NGLs") extraction services to natural gas producers and fractionates NGLs into marketable products for sale to third parties. The Company also purchases, stores and markets natural gas and NGLs and conducts strategic exploration for new natural gas resources for its processing and fractionation activities. The Company's processing and marketing operations are concentrated in two core areas: the southern Appalachian region of eastern Kentucky, southern West Virginia and southern Ohio; and western Michigan.

1996 REORGANIZATION

The Company was incorporated in June 1996 to act as the successor to MarkWest Hydrocarbon Partners, Ltd. (the "Partnership"). Effective October 7, 1996, the Partnership reorganized (the "Reorganization") and the existing general and limited partners exchanged 100% of their interests in the Partnership for 5,725,000 common shares of the Company. An additional 2,760,000 shares of common stock were offered for public sale, totaling 8,485,000 shares outstanding as of October 31, 1996. This transaction was a reorganization of entities under common control, and, accordingly, it was accounted for at historical cost.

SIGNIFICANT BUSINESS ACQUISITIONS

The Michigan Project

The Michigan project provides natural gas gathering, treatment, processing and NGL marketing in Manistee, Mason and Oceana Counties in Michigan. Effective May 6, 1996, the Company began to earn an interest in the project by funding various capital programs, principally a 26 mile pipeline extension. By June 1997, the Company completed its earn-in of a 60 percent interest after funding $16.8 million in capital programs. In November 1997, MarkWest acquired the remaining 40 percent interest in the Michigan project from its partner, Michigan Energy Company, L.L.C. ("MEC") for a purchase price of $8.5 million plus up to $13.5 million in future contingent payments (see Note 5).

NOTE 2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

PRINCIPLES OF CONSOLIDATION

The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation.

CASH AND CASH EQUIVALENTS

The Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents. Excess cash is used to pay down the credit facility. Accordingly, investments are limited to overnight investments of end-of-day cash balances.

INVENTORIES

Inventories comprise the following (in 000s):

                                                 At December 31,
                                              1997            1996
                                            --------        --------

Product inventory.......................     $4,728          $5,292
Materials and supplies inventory........        413             340
                                            --------        --------
                                             $5,141          $5,632
                                            ========        ========

                           MARKWEST HYDROCARBON, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Product inventory consists primarily of finished goods (propane, butane, isobutane, natural gasoline and natural gas) and is valued at the lower of cost, using the first-in, first-out method, or market. Inventory write-downs at December 31, 1997 and 1996 were $585,000 and $0, respectively. In addition, the Company recorded a write-down of $251,000 related to firm commitments held at December 31, 1997 for the purchase of natural gas inventory. Capitalized overhead costs of $166,000 and $232,000 were included in product inventory at
December 31, 1997, and 1996, respectively.   Materials and supplies are valued
at the lower of average cost or estimated net realizable value.

PREPAID FEEDSTOCK

Prepaid feedstock consists of natural gas purchased in advance of its actual use. It is valued at the lower of cost, using the first-in, first-out method, or market. Prepaid feedstock write-downs at December 31, 1997 and 1996 were $160,000 and $0, respectively.

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

Depreciation is provided principally on the straight-line method over the following estimated useful lives: plant facilities and pipelines, 20 years; buildings, 40 years; furniture, leasehold improvements and other, 3-10 years. Depreciation for oil and gas properties is provided for using the units-of-production method.

Oil and gas properties consist of leasehold costs, producing and non-producing properties, oil and gas wells, equipment and pipelines. The Company uses the full cost method of accounting for oil and gas properties. Accordingly, all costs associated with acquisition, exploration and development of oil and gas reserves are capitalized to the full cost pool.

These capitalized costs, including estimated future costs to develop the reserves and estimated abandonment costs, net of salvage value, are amortized on a units-of-production basis using estimates of proved reserves. Investments in unproved properties and major development projects are not amortized until proved reserves associated with the projects can be determined or until impairment occurs. If the results of an assessment of such properties indicate that the properties are impaired, the amount of impairment is added to the capitalized cost base to be amortized. As of December 31, 1997 and 1996, approximately $967,000 and $649,000 of investments in unproved properties were excluded from amortization.

The capitalized costs included in the full cost pool are subject to a "ceiling test," which limits such costs to the aggregate of the estimated present value, using a 10 percent discount rate, of the future net revenues from proved reserves, based on current economics and operating conditions. No impairment existed during the three years ended December 31, 1997.

Sales of proved and unproved properties are accounted for as adjustments of capitalized costs with no gain or loss recognized, unless such adjustments would significantly alter the relationship between capitalized costs and proved reserves of oil and gas, in which case the gain or loss is recognized in the consolidated statement of operations.

IMPAIRMENT OF LONG-LIVED ASSETS

During 1996, the Company adopted Statement of Financial Accounting Standards ("SFAS") No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of, which requires that an impairment loss be recognized when the carrying amount of an asset exceeds the expected future undiscounted net cash flows. There was no effect on the Company's financial statements in 1997 or 1996 as a result of adopting SFAS No. 121.

INTANGIBLE ASSETS

Intangible assets consist of deferred financing costs which are amortized using the straight-line method over the term of the associated agreement.

                           MARKWEST HYDROCARBON, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE RECEIVABLE

Note receivable at December 31, 1997 and 1996 consists of a note receivable (the "Note") from Michigan Production Company, LLC ("MPC"). The Note is for the costs incurred by the Company for the construction of the 31 mile extension to the Basin pipeline. The Note bears an interest rate of 5.98% and is payable to the Company on the earlier of two dates which are contingent upon certain events as defined in the governing agreement.

HEDGING ACTIVITIES

The Company limits its exposure to natural gas and propane price fluctuations related to future purchases and production with futures contracts. These contracts are accounted for as hedges in accordance with the provisions of SFAS No. 80, Accounting for Futures Contracts. Gains and losses on such hedge contracts are deferred and included as a component of revenues and cost of sales when the hedged production is sold, or gas supplies are purchased.

FAIR VALUE OF FINANCIAL INSTRUMENTS

The Company's financial instruments consist of cash and cash equivalents, receivables, accounts payable and other current liabilities, and long-term debt. Except for long-term debt, the carrying amounts of financial instruments approximate fair value due to their short maturities. At December 31, 1997 and 1996, based on rates available for similar types of debt, the fair value of long-term debt was not materially different from its carrying amount.

REVENUE RECOGNITION

Revenue for sales or services is recognized at the time the product is shipped or at the time the service is performed.

INCOME TAXES

Deferred income taxes reflect the impact of "temporary differences" between amounts of assets and liabilities for financial reporting purposes and such amounts as measured by tax laws. These temporary differences are determined in accordance with the liability method of accounting for income taxes as prescribed by SFAS No. 109, Accounting for Income Taxes.

CONCENTRATION OF CREDIT RISK

Financial instruments which potentially subject the Company to concentrations of credit risk consist principally of trade accounts receivable and note receivable. The trade accounts receivable risk is limited due to the large number of entities comprising the Company's customer base and their dispersion across industries and geographic locations. The note receivable risk is limited due to the fact that the note is secured by the pipeline extension. At December 31, 1997 and 1996, the Company had no significant concentrations of credit risk.

STOCK COMPENSATION

As permitted under SFAS No. 123, Accounting for Stock-Based Compensation, the Company has elected to continue to measure compensation costs for stock-based employee compensation plans as prescribed by Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees. See Note 9 for the applicable disclosures required by SFAS No. 123.

EARNINGS PER SHARE (EPS)

For the year ended December 31, 1997, the Company adopted SFAS No. 128, Earnings Per Share. SFAS No. 128 replaced the presentation of primary EPS with a presentation of basic EPS. Basic earnings per common share are determined by dividing net income by the weighted-average number of common shares outstanding during the year. Diluted earnings per common share are determined by dividing net income by the weighted-average number of common shares and common stock equivalents outstanding.

SUPPLEMENTAL CASH FLOW INFORMATION

Interest of $1.0 million, $1.0 million and $792,000 was paid during the years ended December 31, 1997, 1996 and 1995, respectively. Interest paid in 1997 is net of $557,000 capitalized in relation to various construction projects.

                           MARKWEST HYDROCARBON, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Income taxes of $7.0 million were paid during the year ended December 31, 1997. There were no income taxes paid during the two years ended December 31, 1996 because of the Company's partnership status.

In 1996, non-cash investing activities included the contribution of Basin Pipeline, LLC by Michigan Energy, LLC ("MEC") to the Company. MEC's contribution was valued at approximately $9.2 million.

In 1996, non-cash financing activities included the purchase of certain assets from the Dow Chemical Company ("Dow") by the assumption of a note valued at approximately $421,000. As of December 31, 1997 and 1996, $187,000 and $337,000, respectively, was outstanding under this note.

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

RECLASSIFICATIONS

Certain prior year amounts have been reclassified to conform to the 1997 presentation.

NOTE 3.  DEBT

New Credit Facility. Effective June 20, 1997, the Company replaced its existing financing agreements with a new credit facility (the "credit facility") with the Bank of Montreal, as agent, NationsBank and Colorado National Bank. The credit facility initially allowed the Company to borrow up to $55 million pursuant to a revolving loan commitment. Effective December 24, 1997, the credit facility was amended to increase the borrowing capacity to $60 million. The revolving loan commitment converts to a reducing loan commitment on June 20, 1999. The reducing loan commitment reduces ratably on a quarterly basis to zero by June 20, 2003.

The credit facility permits the Company to borrow money using either a base rate
loan or a London Interbank Offered Rate ("LIBOR") loan option.   The base rate
loan accrues interest based on the agent bank's prime rate plus 1%. At December 31, 1997, approximately $2.0 million was outstanding under the base rate loan option bearing interest at 8.5%. Alternatively, LIBOR loans accrue interest based on the LIBOR, plus an applicable margin of between 50 and 150 basis points, based upon the Company's debt to capitalization ratio. At December 31, 1997, approximately $31.9 million was outstanding under the LIBOR option bearing interest at 6.5%.

The Company pays a commitment fee at the rate of 0.2% of 1% per annum on the average daily unused commitment. The credit facility is secured by a first mortgage on the Company's major assets.

The loan agreement restricts certain activities and requires the maintenance of certain financial ratios and other conditions. As a direct result of entering into a new credit facility, the Company wrote off previously deferred financing costs associated with the previous credit facility of approximately $235,000 in the second quarter of 1997.

155 Inverness Building Financing. Effective January 14, 1998, the Company's wholly owned subsidiary, 155 Inverness, Inc. ("155 Inverness"), obtained separate financing for the purchase of an office building, which was acquired on July 1, 1997. 155 Inverness entered into a promissory note (the "note") with Allianz Life Insurance Company. The note is in the amount of $3.7 million and it matures on February 10, 2003. Interest accrues on the note at the rate of 7.25%. The note is secured by the property's deed of trust and by a ten year master lease with the Company.

Previous Loan Agreements. Prior to the establishment of the aforementioned credit facility, the Company had two financing agreements with four financial institutions. The first financing agreement was structured as a revolver loan (the "revolver") and had a maximum borrowing base of $40 million. Terms of the revolver dictated that the loan must be repaid by June 30, 2002, via 16 equal quarterly installments commencing September 30, 1998. The second financing arrangement was a working capital line of credit (the "line of credit") with a maximum borrowing base of $7.5 million and a maturity date of June 30, 1998.

                           MARKWEST HYDROCARBON, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The revolver allowed the Company to borrow money using either a base rate or a LIBOR loan option. Interest on the base rate loan was calculated based on the prime rate and the Company's debt to capitalization ratio. At December 31, 1996, $4.2 million was outstanding under a base rate loan bearing interest at 8.5%. The LIBOR option allowed the Company to lock in a portion of the revolver balance for a period of one, two, three or six months. Interest on the LIBOR option was calculated based on the LIBOR and the Company's debt to capitalization ratio. At December 31, 1996, $0 was outstanding under the LIBOR commitment. Interest on the line of credit was calculated based on the prime rate and the Company's debt to capitalization ratio. At December 31, 1996, $5.7 million was outstanding under the line of credit bearing interest at 8.5%.

The revolver was secured by a first mortgage on the Company's major assets. The revolver restricted certain activities and required the maintenance of certain financial ratios and other conditions. The Revolver/Term Loan was paid off in full and canceled by the Company effective June 20, 1997. All amounts outstanding under the line of credit were paid off on February 6, 1997. The line of credit was also canceled by the Company effective June 20, 1997.

Resources' Revolver Loan. Resources, the Company's wholly-owned subsidiary, had a revolving credit agreement with Colorado National Bank. As of December 31, 1996, $1.2 million was outstanding. The agreement was terminated by Resources effective April 25, 1997.

Scheduled debt maturities under the terms of the facilities are as follows (in
000s):

                                              At December 31, 1997
                                      ------------------------------------
                                      Credit facility      Subsidiary debt
                                      ---------------      ---------------

        1998.......................          $     -                 $156
        1999.......................            6,357                   31
        2000.......................            8,476                    -
        2001.......................            8,476                    -
        2002 and thereafter........           10,591                    -
                                      ---------------      ---------------

        Total......................          $33,900                 $187
                                      ===============      ===============

NOTE 4.  RELATED PARTY TRANSACTIONS

The Company, through its wholly-owned subsidiary, Resources, holds a varied undivided interest in several exploration and production assets owned jointly with MAK-J Energy, which owns a 51% undivided interest in such properties. The general partner of MAK-J Energy is a corporation owned and controlled by the President and Chief Executive Officer of the Company. The properties are held pursuant to joint venture agreements entered into between Resources and MAK-J Energy. Resources is the operator under such agreements. As the operator, Resources is obligated to provide certain engineering, administrative and accounting services to the joint ventures. The joint venture agreements provide for a monthly fee payable to Resources for all such expenses. As of December 31, 1997 and 1996, the Company has receivables due from MAK-J Energy for approximately $790,000 and $0, and payables to MAK-J Energy for approximately $202,000 and $62,000, respectively.

The Company made contributions of $271,000, $299,000 and $211,000 to a profit-sharing plan for the years ended December 31, 1997, 1996 and 1995, respectively. The plan is discretionary, with annual contributions determined by the Company's Board of Directors.

The Company (formerly a Partnership) periodically extended offers to employees to purchase interests in the Company. The employees provide the Company with promissory notes as part of the exercise price. According to the terms of the notes, interest accrues at 7% and payments are required for the greater of accrued interest or excess distributions and are payable in full on October 8, 1999. Notes in the amounts of $167,000 and $376,000 have been recorded as a reduction of additional paid-in capital at December 31, 1997 and 1996, respectively. Purchase of Company stock with financing provided by the Company was discontinued concurrent with the Company's public offering in October 1996.

                           MARKWEST HYDROCARBON, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 5.  COMMITMENTS AND CONTINGENCIES

In connection with the Company's acquisition of the remaining 40 percent interest in its western Michigan project from its partner, MEC (see Note 1), the Company is committed to make additional future contingent payments of up to $13.5 million. The future contingent payments consist of nine payments ranging from $1.0 million to $2.7 million, and are contingent upon several factors, including substantial sustained increases in system throughput volumes, ranging from 45 million cubic feet per day ("mmcfd") to 75 mmcfd, and a minimum internal rate of return on the capital programs undertaken to expand throughput capacity.

NOTE 6.  SIGNIFICANT CUSTOMERS

For the year ended December 31, 1997, 1996 and 1995, sales to one customer accounted for approximately 19%, 16% and 18% of total revenues. Management believes the loss of this customer would not adversely impact operations, as alternative markets are available.

NOTE 7.  FINANCIAL DERIVATIVES

The Company uses futures contracts and fixed/floating price swaps to hedge its commodity price risk. Gains and losses experienced on hedging transactions are offset by the related gains or losses on the sale of the commodity. Under internal guidelines, speculative positions are prohibited.

Futures. The Company enters into futures transactions on the New York Mercantile Exchange ("NYMEX") and is subject to margin requirement deposits. MarkWest protects margins by purchasing natural gas futures while simultaneously selling propane futures of approximately the same British Thermal Unit ("BTU") value. The Company also manages its commodity price risk on terminal propane purchases and sales by purchasing and selling, respectively, propane futures contracts. The Company had no material notional quantities of natural gas, NGL, or crude oil futures, swaps or options at December 31, 1997. At December 31, 1996, the Company had a total of 295 short and 135 long open propane futures contracts representing a notional quantity amounting to 160,000 barrels. Late in 1996, the Company entered into agreements with certain natural gas suppliers for gas purchases (25,000 mmbtus a day) for the summer of 1997 at differentials to crude oil futures and NGL baskets at December 31, 1996. There were no material notional quantities of natural gas or crude oil futures or options at December 31, 1996.

During the years ended December 31, 1997 and 1996, a $989,000 gain and a $1.1 million loss, respectively, were recognized in operating income on the settlement of propane and natural gas futures. Financial instrument gains and losses on hedging activities were generally offset by amounts realized from the sale of the underlying products in the physical market.

Swaps. The Company's wholly owned subsidiary, MarkWest Resources, Inc., enters into OTC swaps with certain other creditworthy companies. Resources uses swap agreements to hedge exposure to changes in spot market prices on the amount of natural gas production covered in the agreement. At December 31, 1997, Resources had three open swap agreements in place covering certain monthly production through 1999.

NOTE 8.  INCOME TAXES

In connection with the reorganization from a partnership to a corporation, the Company recorded deferred income taxes as of October 7, 1996 and a one-time charge to earnings of $3.7 million. No provision was recorded in 1995 as the entity was a partnership.

The total income tax provision has been allocated as follows (in 000s):

                                               Year ended December 31,
                                                1997             1996
                                               ------           ------

Arising from Reorganization.............       $   --           $3,745
Subsequent to Reorganization............        4,550            3,246
                                               ------           ------
                                               $4,550           $6,991
                                               ======           ======

                          MARKWEST HYDROCARBON, INC.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The provision for income taxes subsequent to reorganization is comprised of
(000s):

                                                                                              October 7
                                                                   Year Ended                  through
                                                                December 31, 1997         December 31, 1996
                                                                -----------------         -----------------
Current:
     Federal...........................................         $           2,510         $           2,616
     State.............................................                       408                       398
                                                                -----------------         -----------------
     Total current.....................................                     2,918                     3,014
                                                                -----------------         -----------------

Deferred:
     Federal...........................................                     1,419                       212
     State.............................................                       213                        20
                                                                -----------------         -----------------
     Total deferred....................................                     1,632                       232
                                                                -----------------         -----------------

     Total tax provision...............................         $           4,550         $           3,246
                                                                =================         =================


The deferred tax liabilities (assets) are comprised of the tax effect of the following:

                                                                      1997                       1996
                                                                -----------------         -----------------

Property and equipment.................................         $           5,301         $           3,667
Other assets...........................................                       314                       316
     Total deferred income tax liabilities.............                     5,615                     3,983
                                                                -----------------         -----------------

Intangible assets......................................                        (6)                       (6)
     Total deferred income tax assets..................                        (6)                       (6)
                                                                -----------------         -----------------

     Net deferred tax liability........................         $           5,609         $           3,977
                                                                =================         =================

The differences between the provision for income taxes at the statutory rate and the actual provision for income taxes for the years ended December 31, 1997 and 1996 are summarized as follows (in 000s):

                                                        1997                  %                 1996                  %
                                                     ----------          ----------          ----------          ----------
Income tax at statutory rate...................      $    4,339                35.0%         $    2,916                35.0%
State income taxes, net of federal
   benefit.....................................             403                 3.3%                140                 1.7%
Tax credits....................................            (204)               (1.6%)               (35)               (0.4%)
Other..........................................              12                 0.1%                225                 2.7%
                                                     ----------          ----------          ----------          ----------
     Total.....................................      $    4,550                36.8%         $    3,246                39.0%
                                                     ==========          ==========          ==========          ==========

                          MARKWEST HYDROCARBON, INC.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 9.  STOCK COMPENSATION PLANS

At December 31, 1997, the Company has two stock-based compensation plans, which are described below. The Company applies APB Opinion No. 25, Accounting for Stock Issued to Employees, and related Interpretations in accounting for its plans. Accordingly, no compensation cost has been recognized for its fixed stock option plans. Had compensation cost for the Company's two stock-based compensation plans been determined based on the fair value at the grant dates under those plans consistent with the method prescribed by SFAS No. 123, Accounting for Stock-Based Compensation, the Company's pro forma net income and earnings per share would have been reduced to the pro forma amounts listed below (in 000s, except per share data):

                                                  1997       1996       1995
                                                 ------     ------     ------

Net income                   As reported......   $7,847     $7,769     $6,074
                             Pro forma........    7,732      7,714      6,062

Basic earnings per share     As reported......   $ 0.92     $ 1.21     $ 1.06
                             Pro forma........     0.91       1.20       1.06

Earnings per share assuming  As reported......   $ 0.91     $ 1.20     $ 1.06
  dilution                   Pro forma........     0.89       1.19       1.06


The Company historically granted employees the right to purchase partnership interests in the Partnership. As part of the Reorganization, such employee options to purchase partnership interests were replaced by options to purchase shares pursuant to the Company's 1996 Stock Incentive Plan.

Under the 1996 Stock Incentive Plan, the Company may grant options to its employees for up to 850,000 shares of common stock in the aggregate. Under this plan, the exercise price of each option equals the market price of the Company's stock on the date of the grant, and an option's maximum term is 10 years. Options are granted periodically throughout the year and vest at the rate of 20% on the first anniversary of the option grant date and at the rate of 20% on each subsequent anniversary thereof until fully vested.

Under the 1996 Non-employee Director Stock Option Plan, the Company may grant options to its non-employee directors for up to 20,000 shares of common stock in the aggregate. Under this plan, the exercise price of each option equals the market price of the Company's stock on the date of the grant, and an option's maximum term is 3 years. Options are granted upon either the date the director first becomes a director, or on the date of each Annual Meeting of Stockholders, provided that the director has served since the date of the last Annual Meeting of Stockholders. Options granted upon the date the director first becomes a director vest at the rate of 33.33% on the first anniversary of the option grant date, and at the rate of 33.33% on each subsequent anniversary thereof until fully vested. Options granted on the date of each Annual Meeting vest 100% on the first anniversary of the option grant date.

The fair value of each option is estimated on the date of grant using the Black-Scholes Option-Pricing model with the following weighted-average assumptions: dividend yield of $0/share for options granted in 1997, 1996 and 1995; expected volatility of 30% for 1997 option grants, 33% for 1996 option grants and 34% for 1995 option grants; risk-free interest rate of 5.83% for 1997 option grants, 6.55% for 1996 option grants and 6.22% for 1995 option grants; expected lives of 6 years for 1997, 1996 and 1995 option grants.

                          MARKWEST HYDROCARBON, INC.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

A summary of the status of the Company's two fixed stock option plans as of December 31, 1997, 1996 and 1995 and changes during the years ended on those dates is presented below:

                                                         1997                          1996                        1995
                                             --------------------------    --------------------------   -------------------------
                                                       Weighted-Average              Weighted-Average            Weighted-Average
                                                           Exercise                      Exercise                    Exercise
                                              Shares        Price           Shares        Price          Shares       Price
                                             -------   ----------------    -------   ----------------    ------  ----------------
FIXED OPTIONS

Outstanding at beginning of
 year..........................              276,749       $  8.30         140,863        $ 7.01         76,859       $ 6.99
Granted........................              159,374         18.21         137,032          9.62         64,004         7.04
Exercised......................              (34,724)         7.24              --            --             --           --
Forfeited......................              (17,909)         8.55          (1,146)           --             --           --
                                             -------   ----------------    -------   ---------------    -------   --------------
Outstanding at end of year.....              383,490       $ 12.50         276,749        $ 8.30        140,863       $ 7.01
                                             =======   ================    =======   ===============    =======   ==============
Options exercisable at
   December 31, 1997,
   1996 and 1995,
   respectively................               88,926                        63,069                       33,393
Weighted-average fair value of
 options granted during the
 year..........................               $ 7.52                        $ 4.27                       $ 3.11

The following table summarizes information about fixed stock options outstanding at December 31, 1997:

                                                Options Outstanding                   Options Exercisable
                                      -----------------------------------------    -------------------------
                                                       Weighted-
                                                        Average       Weighted-                    Weighted-
                                         Number        Remaining       Average       Number        Average
                                      Outstanding     Contractual     Exercise     Exercisable     Exercise
Range of Exercise Prices              at 12/31/97         Life          Price      at 12/31/97      Price
------------------------              -----------     -----------     ---------    -----------     ---------
$6.99........................              90,509      3.99 years     $   6.99          58,275     $   6.99
$7.14 to $10.00..............             133,607      6.51 years     $   9.43          30,651     $   9.21
$13.50 to $17.50.............              35,000      7.22 years     $  14.53              --           --
$19.25.......................             124,374      9.95 years     $  19.25              --           --
                                      -----------                                       ------

                                          383,490                                       88,926
                                      ===========                                       ======

NOTE 10.  EARNINGS PER SHARE

During 1997, the Company adopted Financial Accounting Standards ("SFAS")
Statement No. 128, Earnings per Share.   This statement requires that all
periods presented be retroactively restated in accordance with SFAS No. 128. The following table shows the amounts used in computing earnings per share and weighted average number of shares of dilutive potential common stock for the three years ending December 31, 1997 (in 000s, except per share data):

                                                                     For the Year Ended December 31,
                                                                1997              1996              1995
                                                            ------------      ------------      ------------
Net income............................................      $      7,847      $      7,769      $      6,074
                                                            ============      ============      ============
Weighted average number of outstanding
       shares of common stock used in
       earnings per share.............................             8,485             6,415             5,725
Effect of dilutive securities:
       Stock options..................................               129                66                --
                                                            ------------      ------------      ------------

Weighted average number of outstanding
        shares of common stock used in
        earnings per share, assuming dilution.........             8,614             6,481             5,725
                                                            ============      ============      ============

NOTE 11.  QUARTERLY RESULTS OF OPERATIONS (UNAUDITED)

The following summarizes certain quarterly results of operations (000s):

                                                           First         Second        Third         Fourth
                                                          --------      --------      --------      --------
1997
---------------------------------------------------
Revenue (1)........................................       $ 28,614      $ 11,772      $ 14,948      $ 23,922
Gross profit (2)...................................          8,672         2,316         3,181         5,228
Net income.........................................          4,282           300           867         2,398

Basic earnings per share...........................       $   0.50      $   0.04      $   0.10      $   0.28
Earnings per share assuming dilution...............       $   0.50      $   0.03      $   0.10      $   0.28

1996
---------------------------------------------------
Revenue (1)........................................       $ 19,832      $  8,760      $ 14,935      $ 28,233
Gross profit (2)...................................          5,514         1,580         3,533        10,268
Net income.........................................          4,174           314         1,943         1,338

Basic earnings per share (3).......................       $   0.73      $   0.05      $   0.34      $   0.16
Earnings per share assuming dilution (3)...........       $   0.73      $   0.05      $   0.34      $   0.16

(1)  Excludes interest income.
(2)  Excludes general and administrative expenses and interest expense.
(3) Weighted average shares outstanding for each quarter in 1996 represents the weighted average of, for each quarter prior to the Company's initial public offering, the number of shares issued in the Reorganization and, for the quarter subsequent to the Offering, the total number of common shares outstanding.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

ITEM 11.  EXECUTIVE COMPENSATION

ITEM 12.  SECURITY OWNERSHIP AND CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Pursuant to instruction G(3) to Form 10-K, Items 10, 11, 12 and 13 are omitted because the Company will file a definitive proxy statement (the "Proxy Statement") pursuant to Regulation 14A under the Exchange Act of 1934 not later than 120 days after the close of the fiscal year. The information required by such Items will be included in the definitive proxy statement to be so filed for the Company's annual meeting of stockholders scheduled for May 21, 1998 and is hereby incorporated by reference.

                                    PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a)  The following documents are filed as part of this report:

        (1)   Financial Statements:

              Reference is made to the listing on page 18 for a list of all financial statements filed as a part of this report.

        (2)   Financial Statement Schedules:

              None required.

        (3)   Exhibits

2.1 Purchase and Sale Agreement between MarkWest Hydrocarbon, Inc. and Michigan Energy Company, L.L.C. dated November 21, 1997 (Filed as exhibit 2.1 to MarkWest Hydrocarbon, Inc.'s Form 8-K filed on January 29, 1998 and incorporated herein by reference).

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

10.2 Participation, Ownership and Operating Agreement for West Shore Processing Company, L.L.C. dated May 2, 1996 (Filed as exhibit 10.7 to MarkWest Hydrocarbon, Inc.'s Registration Statement on Form S-1, Registration No. 333-09513 and incorporated herein by reference).

10.3 Second Amended and Restated Operating Agreement for Basin Pipeline L.L.C., dated May 2, 1996 (Filed as exhibit 10.8 to MarkWest Hydrocarbon, Inc.'s Registration Statement on Form S-1, Registration No. 333-09513 and incorporated herein by reference).

10.4 Gas Treating and Processing Agreement, dated May 1, 1996, between West Shore Processing Company, LLC and Shell Offshore, Inc. (Filed as exhibit
        10.10 to MarkWest Hydrocarbon, Inc.'s Registration Statement on Form S-1, Registration No. 333-09513 and incorporated herein by reference).

10.5 Gas Processing and Treating Agreement, dated March 29, 1996, between Manistee Gas Limited Liability Company and Michigan Production Company, L.L.C. (Filed as exhibit 10.14 to MarkWest Hydrocarbon, Inc.'s Registration Statement on Form S-1, Registration No. 333-09513 and incorporated herein by reference).

10.6 Processing Agreement (Kenova Processing Plant), dated March 15, 1995, between Columbia Gas Transmission Corporation and MarkWest Hydrocarbon Partners, Ltd. (Filed as exhibit 10.15 to MarkWest Hydrocarbon, Inc.'s Registration Statement on Form S-1, Registration No. 333-09513 and incorporated herein by reference).

10.7 Natural Gas Liquids Purchase Agreement (Cobb Plant), between Columbia Gas Transmission Corporation and MarkWest Hydrocarbon Partners, Ltd. (Filed as exhibit 10.16 to MarkWest Hydrocarbon, Inc.'s Registration Statement on Form S-1, Registration No. 333-09513 and incorporated herein by reference).

10.8 Purchase and Demolition Agreement Construction Premises, dated March 15, 1995, between Columbia Gas Transmission Corporation and MarkWest Hydrocarbon Partners, Ltd. (Filed as exhibit 10.17 to MarkWest Hydrocarbon, Inc.'s Registration Statement on Form S-1, Registration No. 333-09513 and incorporated herein by reference).

10.9 Purchase and Demolition Agreement Remaining Premises, dated March 15, 1995, between Columbia Gas Transmission Corporation and MarkWest Hydrocarbon Partners, Ltd. (Filed as exhibit 10.18 to MarkWest Hydrocarbon, Inc.'s Registration Statement on Form S-1, Registration No. 333-09513 and incorporated herein by reference).

10.10 Agreement to Design and Construct New Facilities, dated March 15, 1995, between Columbia Gas Transmission Corporation and MarkWest Hydrocarbon Partners, Ltd. (Filed as exhibit 10.19 to MarkWest Hydrocarbon, Inc.'s Registration Statement on Form S-1, Registration No. 333-09513 and incorporated herein by reference).

10.11 Contract for Construction and Lease of Boldman Plant, dated December 24, 1990, between Columbia Gas Transmission Corporation and MarkWest Hydrocarbon Partners, Ltd. (Filed as exhibit 10.22 to MarkWest Hydrocarbon, Inc.'s Registration Statement on Form S-1, Registration No. 333-09513 and incorporated herein by reference).

10.12 Natural Gas Liquids Purchase Agreement (Boldman Plant), dated December 24, 1990, between Columbia Gas Transmission Corporation and MarkWest Hydrocarbon Partners, Ltd. (Filed as exhibit 10.23 to MarkWest Hydrocarbon, Inc.'s Registration Statement on Form S-1, Registration No. 333-09513 and incorporated herein by reference).

10.13 Natural Gas Liquids Purchase Agreement, dated April 26, 1988, between Columbia Gas Transmission Corporation and MarkWest Hydrocarbon Partners, Ltd. (Filed as exhibit 10.24 to MarkWest Hydrocarbon, Inc.'s Registration Statement on Form S-1, Registration No. 333-09513 and incorporated herein by reference).

10.14 1996 Incentive Compensation Plan (Filed as exhibit 10.25 to MarkWest Hydrocarbon, Inc.'s Registration Statement on Form S-1, Registration No. 333-09513 and incorporated herein by reference).

10.15 1996 Stock Incentive Plan (Filed as exhibit 10.26 to MarkWest Hydrocarbon, Inc.'s Registration Statement on Form S-1, Registration No. 333-09513 and incorporated herein by reference).

10.16 1996 Non-employee Director Stock Option Plan (Filed as exhibit 10.27 to MarkWest Hydrocarbon, Inc.'s Registration Statement on Form S-1, Registration No. 333-09513 and incorporated herein by reference).

10.17 Form of Non-Compete Agreement between John M. Fox and MarkWest Hydrocarbon, Inc. (Filed as exhibit 10.28 to MarkWest Hydrocarbon, Inc.'s Registration Statement on Form S-1, Registration No. 333-09513 and incorporated herein by reference).

10.18 Pipeline Construction and Operating Agreement between Michigan Production Company, L.L.C. and West Shore Processing Company, L.L.C., dated October 1, 1996. (Filed as exhibit 10.31 to MarkWest Hydrocarbon, Inc.'s Form 10-K for the year ended December 31, 1996 and incorporated herein by reference).

10.19 Non-Recourse Loan Agreement between Michigan Production Company, L.L.C. and West Shore Processing Company, L.L.C., dated October 1, 1996. (Filed as exhibit 10.32 to MarkWest Hydrocarbon, Inc.'s Form 10-K for the year ended December 31, 1996 and incorporated herein by reference).

10.20 First Amendment to Participation, Ownership and Operating Agreement for West Shore Processing Company, L.L.C., dated October 1, 1996. (Filed as exhibit 10.33 to MarkWest Hydrocarbon, Inc.'s Form 10-K for the year ended December 31, 1996 and incorporated herein by reference).

10.21 Option and Agreement to Purchase and Sell Pipeline, dated October 1, 1996. (Filed as exhibit 10.34 to MarkWest Hydrocarbon, Inc.'s Form 10-K for the year ended December 31, 1996 and incorporated herein by reference).

10.22 Mortgage, Assignment, Security Agreement and Financing Statement from Michigan Production Company, L.L.C. to West Shore Processing Company, L.L.C., dated October 22, 1996. (Filed as exhibit 10.35 to MarkWest Hydrocarbon, Inc.'s Form 10-K for the year ended December 31, 1996 and incorporated herein by reference).

10.23 Amendment to Participation, Ownership and Operating Agreement for West Shore Processing Company, L.L.C., dated December 12, 1996. (Filed as exhibit 10.36 to MarkWest Hydrocarbon, Inc.'s Form 10-K for the year ended December 31, 1996 and incorporated herein by reference)

10.24 Amended and Restated Credit Agreement, dated as of June 20, 1997 among MarkWest Hydrocarbon, Inc., as the Borrower, and Certain Commercial Lending Institutions, as the Lenders, and Bank of Montreal, acting through certain U.S. branches or agencies, as the Agent for the Lenders (Filed as exhibit 10.1 to MarkWest Hydrocarbon, Inc.'s Form 10-Q for the three months ended June 30, 1997 and incorporated herein by reference).

10.25 MarkWest Hydrocarbon, Inc. 1997 Severance and Non-Compete Plan (Filed as exhibit 10.1 to MarkWest Hydrocarbon, Inc.'s Form 10-Q for the three months ended September 30, 1997 and incorporated herein by reference).

10.26 First Amendment dated as of December 24, 1997 to the Amended and Restated Credit Agreement dated as of June 20, 1997 between MarkWest Hydrocarbon, Inc., as the Borrower, and Certain Commercial Lending Institutions, as the Lenders, and Bank of Montreal, acting through certain U.S. branches or agencies, as the Agent for the Lenders.

11.     Statement regarding computation of earnings per share.

21.     List of Subsidiaries of MarkWest Hydrocarbon, Inc.

23.     Consent of Price Waterhouse LLP, independent accountants.

27.     Financial Data Schedule

(b)  Reports on Form 8-K:

        (i) A report on Form 8-K dated December 3, 1997 was filed during the fourth quarter of 1997 to announce the Company's acquisition of the remaining 40 percent interest in its western Michigan project from its partner, Michigan Energy Company, L..L.C.

        (ii) A report of Form 8-K dated February 24, 1998 was filed during the first quarter of 1998 to announce the Company's arbitration with Columbia Gas Transmission Corporation to resolve issues regarding three natural gas processing plants in Appalachia.

(c)  Exhibits required by Item 601 of Regulation S-K.  See (a) (3) above.

                                  SIGNATURES

Pursuant to the requirements of section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Englewood, State of Colorado on March 20, 1998.

                                        MarkWest Hydrocarbon, Inc.
                                                (Registrant)


                                        BY:     /s/ John M. Fox
                                            ------------------------------------
                                                    John M. Fox
                                                President and Chief
                                                 Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.



                              /s/ John M. Fox                   March 20, 1998
                        --------------------------------
                                  John M. Fox
                           President, Chief Executive
                              Officer and Director


                           /s/ Brian T. O'Neill                 March 20, 1998
                        --------------------------------
                               Brian T. O'Neill
                          Senior Vice President, Chief
                         Operating Officer and Director


                           /s/ Gerald A. Tywoniuk               March 20, 1998
                        --------------------------------
                               Gerald A. Tywoniuk
                          Chief Financial Officer and
                           Vice President of Finance
                           (Principal Financial and
                              Accounting Officer)


                            /s/ Arthur J. Denney                March 20, 1998
                        --------------------------------
                                Arthur J. Denney
                                    Director



                            /s/ Norman H. Foster                March 20, 1998
                        --------------------------------
                                Norman H. Foster
                                    Director


                            /s/ Barry W. Spector                March 20, 1998
                        --------------------------------
                                Barry W. Spector
                                    Director


                            /s/ David R. Whitney                March 20, 1998
                        --------------------------------
                                David R. Whitney
                                    Director