Form 10-Q
period 1998-03-31
MARKWEST HYDROCARBON INC
filed 1998-05-13
CIK 1019756

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

                 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1998

                                      OR

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



Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes  X        No  ___
    ---
The registrant had 8,499,890 shares of common stock, $.01 per share par value, outstanding as of May 8, 1998.

--------------------------------------------------------------------------------

--------------------------------------------------------------------------------

PART I - FINANCIAL INFORMATION                                              Page
                                                                            ----

Item 1.  Consolidated Financial Statements
            Consolidated Balance Sheet at March 31, 1998 and December 31,
              1997........................................................    1
            Consolidated Statement of Operations for the Three Months
              Ended March 31, 1998 and 1997...............................    2
            Consolidated Statement of Cash Flows for the Three  Months
              Ended March 31, 1998 and 1997...............................    3
            Notes to the Consolidated Financial Statements................    4

Item 2.  Management's Discussion and Analysis of Financial Condition and
           Results of Operations..........................................    5

PART II - OTHER INFORMATION

Item 1.  Legal Proceedings................................................    9
Item 6.  Exhibits and Reports on Form 8-K.................................    9

SIGNATURES                                                                    10

PART I - FINANCIAL INFORMATION
ITEM 1.  CONSOLIDATED FINANCIAL STATEMENTS

                          MARKWEST HYDROCARBON, INC.
                          CONSOLIDATED BALANCE SHEET
                           (000S, EXCEPT SHARE DATA)

                                                                           March 31,
                                                                             1998        December 31,
                                ASSETS                                    (Unaudited)         1997
                                                                          -----------    ------------
Current assets:
  Cash and cash equivalents............................................   $  2,249         $  1,493
  Receivables, net of allowance for doubtful accounts of $120 and $120,
    respectively.......................................................      5,819           10,150
  Inventories..........................................................      2,566            5,141
  Prepaid feedstock....................................................         --            2,690
  Other assets.........................................................      2,985            2,698
                                                                          ----------       ----------
        Total current assets...........................................     13,619           22,172

Property and equipment:
  Gas processing, gathering, storage and marketing equipment...........     59,156           58,794
  Oil and gas properties and equipment.................................     10,344            7,854
  Land, buildings and other equipment..................................     10,023            9,363
  Construction in progress.............................................      5,618            5,258
                                                                          ----------       ----------
                                                                            85,141           81,269
  Less: accumulated depreciation, depletion and amortization...........    (16,394)         (15,439)
                                                                          ----------       ----------
        Total property and equipment, net..............................     68,747           65,830

Intangible assets, net of accumulated amortization of $299 and $287
  respectively.........................................................        577              555
Note receivable and other assets.......................................     10,100           10,100
                                                                          ----------       ----------

Total assets...........................................................   $ 93,043         $ 98,657
                                                                          ==========       ==========

                LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Trade accounts payable...............................................   $  1,916         $  3,074
  Accrued liabilities..................................................      5,212            4,339
  Current portion of long-term debt....................................        191              156
                                                                          ----------       ----------

        Total current liabilities......................................      7,319            7,569

Deferred income taxes..................................................      6,068            5,609
Long-term debt.........................................................     27,141           33,931

Stockholders' equity:
  Preferred stock, par value $0.01, 5,000,000 shares authorized, 0 shares
    issued and outstanding.............................................         --               --
  Common stock, par value $0.01, 20,000,000 shares authorized, 8,526,514
    and 8,519,724 shares issued, respectively..........................         85               85
  Additional paid-in capital...........................................     42,780           42,729
  Retained earnings....................................................     10,105            9,189
  Treasury stock, 27,511 and 27,511 shares, respectively...............       (455)            (455)
                                                                          ----------       ----------
        Total stockholders' equity.....................................     52,515           51,548
                                                                          ----------       ----------

Total liabilities and stockholders' equity.............................   $ 93,043         $ 98,657
                                                                          ==========       ==========

  The accompanying notes are an integral part of these financial statements.

                          MARKWEST HYDROCARBON, INC.
                     CONSOLIDATED STATEMENT OF OPERATIONS
                                  (UNAUDITED)
                         (000S, EXCEPT PER SHARE DATA)

                                                      For the three months ended
                                                                 March 31,
                                                        1998              1997
                                                      --------          --------

Revenues:
  Gathering, processing and marketing revenue.......  $19,854           $28,357
  Oil and gas revenue...............................      357               172
  Interest income...................................       71               171
  Other income......................................       20                75
                                                      --------          --------

        Total revenue...............................   20,302            28,775
                                                      --------          --------

Costs and expenses:
  Cost of sales.....................................   13,284            16,971
  Operating expenses................................    2,669             2,222
  General and administrative expenses...............    1,522             1,991
  Depreciation, depletion and amortization..........      970               772
  Interest expense..................................      447               103
                                                      --------          --------

        Total costs and expenses....................   18,892            22,059
                                                      --------          --------

Income before minority interest and income taxes....    1,410             6,716

Minority interest in net loss of subsidiary.........       --               202
                                                      --------          --------

Income before income taxes..........................    1,410             6,918

Provision for income taxes:
  Current...........................................       34             2,373
  Deferred..........................................      459               263
                                                      --------          --------
                                                          493             2,636
                                                      --------          --------

Net income..........................................  $   917           $ 4,282
                                                      ========          ========

Basic earnings per share............................  $  0.11           $  0.50
                                                      ========          ========
Earnings per share assuming dilution................  $  0.11           $  0.50
                                                      ========          ========
Weighted average number of outstanding shares of
  common stock......................................    8,496             8,485
                                                      ========          ========

  The accompanying notes are an integral part of these financial statements.

                          MARKWEST HYDROCARBON, INC.
                     CONSOLIDATED STATEMENT OF CASH FLOWS
                                  (UNAUDITED)
                                    (000S)

                                                            For the three months
                                                               ended March 31,
                                                               1998       1997
                                                            ---------  ---------

Cash flows from operating activities:
 Net income...............................................  $    917   $  4,282
 Add income items that do not affect working capital:
  Depreciation, depletion and amortization................       970        772
  Deferred income taxes...................................       459        263
  Gain on sale of assets..................................        --        (75)
                                                            ---------  ---------
                                                               2,346      5,242

 Adjustments to working capital:
  Decrease in accounts receivable.........................     4,331      3,314
  Decrease in inventories.................................     2,575      3,258
  Decrease in prepaid feedstock and other assets..........     2,403      1,889
  Decrease in accounts payable and accrued liabilities....      (285)    (1,625)
                                                            ---------  ---------
                                                               9,024      6,836

     Net cash provided by operating activities............    11,370     12,078

Cash flows from investing activities:
  Capital expenditures....................................    (3,880)      (595)
  Increase in intangible assets, note receivable and other
    assets................................................       (30)    (1,629)
  Other...................................................        --        (62)
                                                            ---------  ---------

     Net cash used in investing activities................    (3,910)    (2,286)

Cash flows from financing activities:
  Proceeds from long-term debt............................     8,700         --
  Repayment of long-term debt.............................   (15,455)   (11,113)
  Other...................................................        51         --
                                                            ---------  ---------

     Net cash used in financing activities................    (6,704)   (11,113)
                                                            ---------  ---------

Net (decrease) increase in cash and cash equivalents......       756     (1,321)

Cash and cash equivalents at beginning of period..........     1,493      4,401
                                                            ---------  ---------

Cash and cash equivalents at end of period................  $  2,249   $  3,080
                                                            =========  =========

  The accompanying notes are an integral part of these financial statements.

NOTE 1.  GENERAL

The consolidated financial statements include the accounts of MarkWest Hydrocarbon, Inc. ("MarkWest" or the "Company") and its wholly-owned subsidiaries, MarkWest Resources, Inc. ("Resources"), MarkWest Michigan, Inc. ("Michigan") and 155 Inverness, Inc. ("155 Inverness"). All significant intercompany accounts and transactions have been eliminated in consolidation.

The unaudited financial statements presented herein have been prepared in accordance with the instructions to Form 10-Q and do not include all the information and note disclosures required by generally accepted accounting principles for complete financial statements. The interim consolidated financial statements should be read in conjunction with the Consolidated Financial Statements and Notes thereto for the year ended December 31, 1997 included in the Company's Annual Report on Form 10-K, as filed with the Securities and Exchange Commission. In the opinion of management, all adjustments necessary for a fair statement of the results for the unaudited interim periods have been made. These adjustments consist only of normal recurring adjustments.

The effective corporate tax rate for interim periods is based on the estimated annual effective corporate tax rate, excluding certain nonrecurring or unusual events. The effective tax rate varies from statutory rates due primarily to tax credits and intangible development costs.

Certain prior year amounts have been reclassified to conform to the 1998 presentation.

NOTE 2.  SUBSEQUENT EVENT

Effective May 6, 1998, the Company amended its existing credit agreement. The amended credit agreement provides for a maximum borrowing amount of $85 million, $50 million of which is available pursuant to a term loan commitment and the remaining $35 million pursuant to a revolving loan commitment. Actual borrowing limits may be a lesser amount, depending on trailing cash flow, as defined in the agreement. The term loan commitment period will terminate on October 20, 1999. Any outstanding balance thereunder will be payable in eight equal quarterly installments, beginning June 30, 2002. The revolving loan commitment converts to a reducing loan commitment on May 6, 2000. The reducing loan commitment reduces ratably on a quarterly basis to zero by May 6, 2004.

Interest rates are based on either the agent bank's base rate or the London Interbank Offered Rate (LIBOR), plus an applicable margin of between 0% and 0.75% or 0.625% and 2.25%, respectively, based upon a certain Company debt to earnings ratio.

The debt is secured by a first mortgage on the Company's major assets. The loan agreement restricts certain activities and requires the maintenance of certain financial ratios and other conditions.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Management's Discussion and Analysis of Financial Condition and Results of Operations contains statements which, to the extent that they are not recitations of historical fact, constitute "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933 ("Section 27A") and
Section 21E of the Securities and Exchange Act of 1934 ("Section 21E"). All forward-looking statements involve risks and uncertainties. The forward-looking statements in this document are intended to be subject to the safe harbor protection provided by Sections 27A and 21E. Factors that most typically impact the Company's operating results and financial condition include (i) changes in general economic conditions in regions in which the Company's products are located, (ii) the availability and prices of natural gas liquids ("NGLs") and competing commodities, (iii) the availability and prices of raw natural gas supply, (iv) the ability of the Company to negotiate favorable marketing agreements, (v) the risks that natural gas exploration and production activities will not be successful, (vi) the Company's dependence on certain significant customers, gatherers and transporters of natural gas, (vii) competition from other NGL processors, including major energy companies, and (viii) the Company's ability to identify and consummate acquisitions complementary to its business. For discussions identifying other important factors that could cause actual results to differ materially from those anticipated in the forward-looking statements, see the Company's Securities and Exchange Commission filings.

GENERAL

MarkWest Hydrocarbon, Inc. (the "Company" or "MarkWest") is engaged in natural gas processing and related services. The Company, which has grown substantially since its founding in 1988, is the largest processor of natural gas in Appalachia, and in 1996, established a venture to provide natural gas transportation and processing services in western Michigan. The independent gas processing industry has expanded rapidly in the last 10 years, and the Company believes there will be significant opportunities to grow its gas processing operations within these existing core regions and in new markets. The Company provides compression, gathering, treatment and NGL extraction services to natural gas producers and pipeline companies and fractionates NGLs into marketable products for sale to third parties. The Company also purchases, stores and markets natural gas and NGLs and conducts strategic exploration for new natural gas sources for its processing and fractionation activities.

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

FIRST QUARTER 1998 SUMMARY

For the three months ended March 31, 1998, net income was $917,000, compared to net income of $4.3 million for the same period in 1997. The decrease in net income resulted from lower gross margins on NGL sales at MarkWest's Appalachian plants, a function of weak NGL prices. Last year's first quarter gross margin on a per-unit basis was approximately 80 percent above MarkWest's last ten years' average, benefiting 1997 results by about $2.4 million after tax. In contrast, this year's gross margin was approximately 40 percent below MarkWest's ten year average, reducing 1998 results by about $1.4 million after tax. NGL prices are closely correlated with crude oil prices, which fell to an average spot price of about $15 per barrel for West Texas Intermediate in the first quarter of 1998 compared to $22 per barrel in the first quarter of 1997.
Results in the first quarter of 1997 benefited from hedged positions put in place in late 1996 when processing margins were at extremely high levels. Terminal operating income improved by $500,000 in the first quarter of 1998, the result of improved margins.

APPALACHIAN CORE AREA

NGL production volumes of 26.9 million gallons in the first quarter of 1998 were down three percent from the first quarter of 1997. Production volumes returned to more normal levels as compared to the unusually rich gas streams processed at MarkWest's Kenova plant in the first quarter of 1997. MarkWest continues to work with producers to increase volumes through its systems and is pursuing consolidation of area plants, acquisitions and new grassroots facilities.

MICHIGAN CORE AREA

MarkWest's new NGL extraction plant started operations in December 1997, adding significantly to the revenue MarkWest generated in the first quarter of 1998. Before this plant came on-line, an outside plant was receiving the revenue from the propane and other liquids extracted. The volume of gas transported and processed more than tripled to 12.1 million cubic feet per day ("mmcfd") in the first quarter of 1998, compared with 3.8 mmcfd in the first quarter of 1997.

EXPLORATION AND PRODUCTION

On March 31, 1998, the Company announced the acquisition of 40 producing wells from an undisclosed seller for $2.4 million. The acquisition includes approximately 6.6 billion cubic feet of natural gas net to the Company located in the northern San Juan Basin of southwest Colorado. This acquisition will augment the Company's existing gathering and compression operations in the San Juan Basin and provide opportunities for new well completions and well operating efficiencies.

OUTLOOK

NGL prices in the first quarter of 1998 were below historical levels and are expected to remain so in the second quarter of 1998. These prices are often correlated with and driven by the price of crude oil, which has not fully recovered from its decline over the fourth quarter of 1997 and the first quarter of 1998.

A majority of the Company's revenues, and as a result, its gross margins, remain dependent upon the sales price of NGLs, particularly propane, which fluctuates with the winter weather conditions and other supply and demand determinants.
The strongest demand for propane and the highest propane sales margins generally occur during the winter heating season. As a result, the Company recognizes the greatest proportion of its annual income during the first and fourth quarters of the year. Currently, MarkWest has an annual sensitivity to NGL prices equal to $1 million in pretax income for every $0.01/gallon change in NGL prices and an annual sensitivity to natural gas prices equal to $1 million in pretax income for every $0.10/mmbtu change in natural gas prices.

MarkWest is progressing in its program to extend its Michigan pipeline by 27 miles to connect additional production. Permitting for the first one third of the southern extension was completed in the first quarter of 1998. Construction began in March 1998, which will allow for the connection of an eight mmcfd well
early in the third quarter.   The permit for the remaining two thirds of the
extension is expected in the second quarter of 1998, allowing for an additional 15 mmcfd to be connected by early fourth quarter of 1998. When completed, the project's initial 35 mmcfd capacity will be full. For an additional $3 million, MarkWest can expand the project's capacity to 50 mmcfd. The timing of project expansion will depend on exploration success in the area.

Drilling activities are increasing considerably along the MarkWest pipeline in Michigan. MarkWest is participating in exploration activities in the region, holding a 17.5 percent working interest in a recently completed seismic program. Drilling of the first of three to four wells in this program is expected early in the third quarter of 1998. Two drilling programs by other companies are also underway. One of these programs recently confirmed drilling success of a two mmcfd well, has drilled two other wells, and has plans for more seismic work and additional well drilling this year. Another program plans to drill four new wells by year-end. Drilling successes in any of these three programs could add significantly to pipeline and NGL throughput for MarkWest.

OPERATING STATISTICS                      Three Months Ended March 31,
                                             1998              1997     % Change
                                          ----------        ----------  --------

Appalachia:
  NGL production--Siloam plant (gallons)  26,899,179        27,822,619     (3%)
  NGLs marketed--Siloam plant (gallons)   28,665,330        30,480,920     (6%)
  Fee gas processed (mmbtu)               11,636,374        12,882,403    (10%)
  Terminal throughput (gallons)           10,403,555        10,358,249      -

Michigan:
  Pipeline throughput (mcf)               1,085,540            346,324    213%
  NGLs marketed (gallons)                 1,858,381                 --     --
Gas production (mcf)                        173,246             80,850    114%


THREE MONTHS ENDED MARCH 31, 1998 COMPARED TO THE THREE MONTHS ENDED MARCH 31, 1997

                            Three months ended March 31,
                              1998                1997     $ Change     % Change
                            --------            --------   --------     --------

Revenue                      $20,302             $28,775   $(8,473)       (29%)
Gross profit (a)               3,308               8,841    (5,533)       (63%)

Income before income taxes     1,410               6,918    (5,508)       (80%)
Provision for income taxes       493               2,636    (2,143)       (81%)
                            --------            --------   --------     --------
Net income                       917               4,282    (3,365)       (79%)
                            ========            ========   ========     ========

(a) Excludes interest income, general and administrative expense and interest expense.

REVENUES

Gathering, processing and marketing revenue. Gathering, processing and marketing revenue decreased $8.5 million or 30% for the three months ended March 31, 1998, compared to the same period in 1997, due to a variety of reasons. The Company's Appalachian operations accounted for the majority of the overall revenue decrease, primarily as a result of weak prices in the first quarter of 1998 compared to the same time period in 1997.

The above factor was partially offset by a 213% increase in the volume of gas processed in the Company's Michigan operations during the three months ended March 31, 1998 compared to the three months ended March 31, 1997. Gas processed in the Company's Michigan operations contributed both fee-based processing income and, for the first time in 1998, revenues from the sale of propane and other liquids extracted at the Company's new NGL extraction plant, which began operations in December 1997.

Oil and gas revenue.   Oil and gas revenue increased $185,000 or 108% for the
three months ended March 31, 1998, compared to the same time period in 1997. This increase was directly attributable to a 114% increase in gas production from the prior year.

COSTS AND EXPENSES

Cost of sales.  Cost of sales decreased $3.7 million or 22% for the three months
ended March 31, 1998 compared to the same time period in 1997.   The Company's
Appalachian operations accounted for the majority of the decrease, primarily as a result of a decrease in unit costs and volumes sold at the Company's Siloam plant. Appalachian cost of sales was also impacted by a decrease in unit costs at the Company's terminals. These factors were partially offset by an increase in cost of sales at the Company's Michigan operations, where the Company's new NGL extraction plant was operational during the first quarter of 1998.

Operating expenses. Operating expenses increased $447,000 or 20% for the three months ended March 31, 1998 compared to the three months ended March 31, 1997. The majority of the increase was driven by the Company's Michigan operations, where the Company's new NGL extraction plant was operational during the first
quarter of 1998.   This increase was partially offset by lower operating
expenses at the Company's Siloam plant in the first quarter of 1998 compared to the same period in 1997.

General and administrative expenses. General and administrative expenses decreased $469,000 or 24% for the three months ended March 31, 1998 compared to
the same time period in 1997.   General and administrative expenses incurred
during the three months ended March 31, 1997 included many initial costs, including significant professional service fees, incurred in connection with its reorganization into a public company.

LIQUIDITY AND CAPITAL RESOURCES

The Company's sources of liquidity and capital resources historically have been net cash provided by operating activities; proceeds from issuance of long-term debt; and in 1996, an initial public offering of equity. In the past, these sources have been sufficient to meet its needs and finance the growth of its business.

The following summary table reflects comparative cash flows for the Company for the three months ended March 31, 1998 and 1997 (in thousands):

                                            For the three months ended March 31,
                                               1998                       1997
                                            ---------                  ---------

Net cash provided by operating activities
 before change in working capital           $ 2,346                    $  5,242

Net cash provided by operating activities
 from change in working capital               9,024                       6,836

Net cash used in investing activities        (3,910)                     (2,286)
Net cash used financing activities           (6,704)                    (11,113)

For the three months ended March 31, 1998, net cash provided by operating activities before adjustments for working capital decreased $2.9 million from the same period in 1997, primarily as a result of a decrease in gross profit since 1997. This was partially offset by a $9.0 million decrease in the Company's working capital accounts, excluding cash, for the three months ended March 31, 1998, compared to a $6.8 million decrease in working capital accounts, excluding cash, for the three months ended March 31, 1997. The change in working capital was principally driven by greater decreases in accounts receivable, prepaid feedstock and other current assets in the first quarter of 1998, compared to the first quarter of 1997. These changes were partially offset by a smaller decrease in inventories and accounts payable in the first quarter of 1998, compared to the first quarter of 1997.

Cash used in investing activities increased $1.6 million for the three months ended March 31, 1998 compared to the three months ended March 31, 1997, primarily related to higher capital expenditures made in 1997 (see further discussion under "Capital Investment Program").

For the three months ended March 31, 1998, cash used in financing activities was $6.7 million, a decrease of $4.4 million compared to the same time period in 1997, as less debt repayments occurred.

Financing Facilities

At March 31, 1998, the Company had $36.5 million of available credit and working capital of $6.3 million. The Company believes that cash provided by operating activities, together with amounts available to be borrowed under its financing facilities, will provide sufficient funds to maintain its existing facilities and fund its capital expenditure program. Depending on the timing and amount of the Company's future projects, it may be required to seek additional sources of capital. While the Company believes that it would be able to secure additional financing, if required, no assurance can be given that it will be able to do so.

Capital Investment Program

The Company's capital investment program for 1998 is estimated at $18 million, down from the $24 million previously estimated. The new estimate includes $11 million in Michigan to fund a further extension of the pipeline and expansion of the current system capacity. The remaining capital programs include $3 million for various projects in Appalachia, including a new compressor at the Company's Kenova facility and $4 million in exploration and production activities. For the three months ended March 31, 1998, the Company made capital expenditures totaling approximately $3.9 million, including $2.4 million in an acquisition of 40 producing wells located in the northern San Juan Basin of southwest Colorado.

RISK MANAGEMENT ACTIVITIES

During the three months ended March 31, 1998 and 1997, a $0 and $1.0 million gain, respectively, were recognized in operating income on the settlement of propane and natural gas futures. Financial instrument gains and losses on hedging activities were generally offset by amounts realized from the sale of the underlying products in the physical market.

At March 31, 1998 and 1997, the Company had no material notional quantities of NGL, natural gas, or crude oil futures, swaps or options.

PART II.  OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

As previously reported, MarkWest filed arbitration proceedings in February 1998 to resolve issues with Columbia Gas Transmission Corporation regarding three Appalachia natural gas processing plants, which are governed by several contracts, one of which extends through the year 2010. In this arbitration, MarkWest requests a declaration of rights and status to clarify agreements between the companies. Issues arose during ongoing negotiations between MarkWest and Columbia to finalize terms of a 1997 preliminary agreement in which, among other things, Columbia agreed to sell its Cobb plant to MarkWest and to transfer from Columbia to MarkWest the operation of the Boldman plant. These issues also include matters regarding operations at the Kenova plant. MarkWest owns the Boldman and Kenova plants.

On April 28, 1998, MarkWest was advised by Columbia that Columbia had filed a Complaint against MarkWest in the United States District Court for the Southern District of West Virginia. The Complaint seeks declaratory relief that certain agreements, or certain specified provisions thereof, are void and that MarkWest is in breach of the Federal Energy Regulatory Commission-approved settlement agreement under which MarkWest was to acquire the Cobb plant and operate the Boldman plant. The certain agreements concern, among other matters, Columbia's obligation to guarantee the delivery of natural gas or natural gas liquids to MarkWest. In the Complaint, Columbia also seeks injunctive relief to enjoin MarkWest from interfering with arrangements Columbia may seek to undertake with natural gas producers and suppliers and with negotiations Columbia may pursue with third parties to terminate its interests in the products extraction business. MarkWest believes that the contract issues underlying Columbia's Complaint are already subject to the binding arbitration noted above. MarkWest intends to vigorously defend its position that Columbia is not entitled to any legal or equitable relief under the Complaint. Management believes that it will prevail in this position and that the outcome of this dispute is not likely to have a material effect on the financial condition, results of operations or prospects of MarkWest.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)  Exhibits

        11 -  Statement regarding computation of earnings per share.

        27 -  Financial Data Schedule.

(b)  Reports on Form 8-K

        (i) A report on Form 8-K dated February 24, 1998 was filed during the first quarter of 1998 to announce the Company's arbitration with Columbia Gas Transmission Corporation to resolve issues regarding three natural gas processing plants in Appalachia.

                                  SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                     MarkWest Hydrocarbon, Inc.
                                            (Registrant)




Date:   May 11, 1998                 By:        /s/ Gerald A. Tywoniuk
                                         ---------------------------------------
                                                    Gerald A. Tywoniuk
                                      Chief Financial Officer and Vice President
                                                       of Finance
                                           (On Behalf of the Registrant and as
                                     Principal Financial and Accounting Officer)