Form 10-Q
period 1998-06-30
MARKWEST HYDROCARBON INC
filed 1998-07-31
CIK 1019756

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

                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1998

                                       OR

[ ]        TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

               FOR THE TRANSITION PERIOD FROM________TO________

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

The registrant had 8,495,890 shares of common stock, $.01 per share par value, outstanding as of July 24, 1998.






________________________________________________________________________________



PART I - FINANCIAL INFORMATION                                                                      Page
                                                                                           ---------------------

Item 1.  Consolidated Financial Statements
            Consolidated Balance Sheet at June 30, 1998 and December 31, 1997.........
                                                                                                    1
            Consolidated Statement of Operations for the Three and Six Months
              Ended June 30, 1998 and 1997............................................              2

            Consolidated Statement of Cash Flows for the Three and Six Months Ended
              June 30, 1998 and 1997..................................................              3

            Notes to the Consolidated Financial Statements............................              4

Item 2.  Management's Discussion and Analysis of Financial Condition and
            Results of Operations.....................................................              5

PART II - OTHER INFORMATION

Item 1.  Legal Proceedings............................................................              10
Item 4.  Submission of Matters to a Vote of Security Holders..........................              10
Item 6.  Exhibits and Reports on Form 8-K.............................................              11

SIGNATURES                                                                                          12

PART I - FINANCIAL INFORMATION
Item 1.  Consolidated Financial Statements

                          MARKWEST HYDROCARBON, INC.
                          CONSOLIDATED BALANCE SHEET
                           (000S, EXCEPT SHARE DATA)

                                                                                            June 30,
                                                                                              1998                December 31,
                                                                                           (Unaudited)               1997
                                ASSETS                                                   ----------------        --------------

Current assets:
    Cash and cash equivalents.........................................................      $    669               $  1,493
    Receivables, net of allowance for doubtful accounts of $120 and $120,
         respectively.................................................................         5,771                 10,150
    Receivable from income taxes paid.................................................         1,122                     --
    Inventories.......................................................................         4,588                  5,141
    Prepaid feedstock.................................................................            --                  2,690
    Other assets......................................................................         2,885                  2,698
                                                                                            ----------             ----------
        Total current assets..........................................................        15,035                 22,172

Property and equipment:
    Gas processing, gathering, storage and marketing equipment........................        71,255                 58,794
    Oil and gas properties and equipment..............................................        10,434                  7,854
    Land, buildings and other equipment...............................................        10,036                  9,363
    Construction in progress..........................................................         8,507                  5,258
                                                                                            ----------             ----------
                                                                                             100,232                 81,269
    Less: accumulated depreciation, depletion and amortization........................       (17,499)               (15,439)
                                                                                            ----------             ----------
        Total property and equipment, net.............................................        82,733                 65,830

Intangible assets, net of accumulated amortization of $352 and $287 respectively......
                                                                                                 935                    555
Note receivable and other assets......................................................            --                 10,100
                                                                                            ----------             ----------
Total assets..........................................................................      $ 98,703               $ 98,657
                                                                                            ==========             ==========

                          LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
    Trade accounts payable............................................................      $  1,697               $  3,074
    Accrued liabilities...............................................................         5,260                  4,339
    Current portion of long-term debt.................................................           153                    156
                                                                                            ----------             ----------
        Total current liabilities.....................................................         7,110                  7,569

Deferred income taxes.................................................................         6,596                  5,609
Long-term debt........................................................................        33,626                 33,931

Stockholders' equity:
    Preferred stock, par value $0.01, 5,000,000 shares authorized, 0 shares issued
     and outstanding..................................................................            --                     --
    Common stock, par value $0.01, 20,000,000 shares authorized, 8,527,401 and
     8,519,724 shares issued, respectively............................................            85                     85
    Additional paid-in capital........................................................        42,739                 42,729
    Retained earnings.................................................................         8,963                  9,189
    Treasury stock, 28,211 and 27,511 shares, respectively............................          (416)                  (455)
        Total stockholders' equity....................................................        51,371                 51,548
                                                                                            ----------             ----------

Total liabilities and stockholders' equity............................................      $ 98,703               $ 98,657
                                                                                            ==========             ==========


                             The accompanying notes are an integral part of these financial statements

                          MARKWEST HYDROCARBON, INC.
                     CONSOLIDATED STATEMENT OF OPERATIONS
                                  (UNAUDITED)
                         (000S, EXCEPT PER SHARE DATA)

                                                          For the three months ended          For the six months ended
                                                                    June 30,                           June 30,
                                                              1998             1997             1998             1997
                                                          -----------       -----------       -----------       ---------
Revenues:
    Gathering, processing and marketing revenue.........   $10,762            $11,650          $30,617            $40,006
    Oil and gas revenue.................................       248                128              606                300
    Interest income.....................................        44                170              115                341
    Other income........................................        --                 --               21                 74
                                                          -----------       -----------       -----------       ----------
            Total revenue...............................    11,054             11,948           31,359             40,721
                                                          -----------       -----------       -----------       ----------
Costs and expenses:
    Cost of sales.......................................     7,587              6,076           20,871             23,047
    Operating expenses..................................     2,340              2,770            5,008              5,049
    General and administrative expenses.................     1,314              1,615            2,838              3,548
    Depreciation, depletion and amortization............     1,136                812            2,107              1,584
    Interest expense....................................       445                222              893                325
                                                          -----------       ----------        -----------       ----------
            Total costs and expenses....................    12,822             11,495           31,717             33,553
                                                          -----------       ----------        -----------       ----------
Income (loss) before minority interest and income taxes.    (1,768)               453             (358)             7,168
Minority interest in net loss of subsidiary.............        --                 20               --                223
                                                          -----------       -----------       -----------       ----------
Income (loss) before income taxes.......................    (1,768)               473             (358)             7,391

Provision for income taxes:
    Current.............................................    (1,156)               173           (1,122)             2,546
    Deferred............................................       528                 --              987                263
                                                          -----------       -----------       -----------       ----------
                                                              (628)               173             (135)             2,809
                                                          -----------       -----------       -----------       ----------
Net income (loss).......................................   $(1,140)           $   300          $  (223)           $ 4,582
                                                          ===========       ===========       ===========       ==========
Basic earnings (loss) per share of common stock.........   $ (0.13)           $  0.04          $ (0.03)           $  0.54
                                                          ===========       ===========       ===========       ==========
Earnings (loss) per share assuming dilution.............   $ (0.13)           $  0.03          $ (0.03)           $  0.53
                                                          ===========       ===========       ===========       ==========
Weighted average number of outstanding shares of common
 stock..................................................     8,500              8,484            8,498              8,484
                                                          ===========       ===========       ===========       ==========




                             The accompanying notes are an integral part of these financial statements

                          MARKWEST HYDROCARBON, INC.
                     CONSOLIDATED STATEMENT OF CASH FLOWS
                                  (UNAUDITED)
                                    (000S)

                                                                        For the three months      For the six months
                                                                           ended June 30,            ended June 30,
                                                                          1998         1997        1998         1997
                                                                       ---------    --------     --------    ---------
Reconciliation of net income (loss) to net cash provided by (used
 in) operating activities:
     Net income....................................................      $(1,140)    $   300     $   (223)    $  4,582
     Add income items that do not affect working capital:
         Depreciation, depletion and amortization...................       1,136         812        2,107        1,584
         Deferred income taxes......................................         528          --          987          263
         Gain on sale of assets.....................................          --          --           --          (75)
                                                                       ----------   ---------    ----------   ---------
                                                                             524        1,112       2,871        6,354

     Adjustments to working capital to arrive at net cash provided by (used in) operating activities:
         (Increase) decrease in accounts receivable................           48      (2,121)       4,379        1,193
         (Increase) decrease in inventories........................       (2,022)       (546)         553        2,712
         (Increase) decrease in prepaid feedstock and other
             assets................................................       (1,022)     (1,749)       1,381          140
         Decrease in accounts payable and accrued liabilities......         (171)     (1,940)        (456)      (3,565)
                                                                       ---------    ---------    ---------   ----------
                                                                          (3,167)     (6,356)       5,857          480

              Net cash provided by (used in) operating activities..       (2,643)     (5,244)       8,728        6,834

Cash flows from investing activities:
         Capital expenditures......................................       (4,985)     (7,125)      (8,865)      (7,720)
         Increase in note receivable and intangible assets.........         (398)       (259)        (428)      (1,888)
         Other.....................................................           --         (82)          --         (144)
                                                                       ----------   ---------    ---------   ----------

              Net cash used in investing activities................       (5,383)     (7,466)      (9,293)      (9,752)

Cash flows from financing activities:
         Proceeds from long-term debt..............................       11,500       9,920       20,200        9,920
         Repayment of long-term debt...............................       (5,052)        (37)     (20,508)     (11,150)
         Other.....................................................           (2)        (67)          49          (67)
                                                                       ----------   ---------    ---------   ----------

              Net cash provided by (used in) financing activities..        6,446       9,816         (259)      (1,297)
                                                                       ----------   ---------    ---------   ----------

Net decrease in cash and cash equivalents..........................       (1,580)     (2,894)        (824)      (4,215)

Cash and cash equivalents at beginning of period...................        2,249       3,080        1,493        4,401
                                                                       ----------   ---------    ---------   ----------

Cash and cash equivalents at end of period.........................      $   669     $   186     $    669     $    186
                                                                       ==========   =========    =========   ==========

                            the accompamying notes are an integral part of these financial statements.

                           MARKWEST HYDROCARBON, INC.
                       NOTES TO THE FINANCIAL STATEMENTS

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

NOTE 2.  SUPPLEMENTARY CASH FLOW INFORMATION

During the three months ended June 30, 1998, non-cash investing activities included the forgiveness of a note receivable (the "Note") valued at $10.1 million from Michigan Production Company, LLC in exchange for the title to the 31 mile extension to the Basin pipeline. The Note was originally for the costs incurred by the Company for the construction of the pipeline extension.

NOTE 3.  LONG TERM DEBT

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

NOTE 4.    RECENT ACCOUNTING PRONOUNCEMENTS

In June 1998, the Financial Accounting Standards Board issued Statement No. 133 ("SFAS 133"), Accounting for Derivative Instruments and Hedging Activities.
This Statement is effective for fiscal years beginning after June 15, 1999. Earlier application is encouraged; however, the Company does not anticipate
adopting SFAS 133 until the fiscal year beginning January 1, 2000.   SFAS 133
requires that an entity recognize all derivatives as assets or liabilities in the statement of financial position and measure those instruments at fair value. Although the Company is currently evaluating SFAS 133, it is not expected to have a material impact on the financial condition or results of operations of the Company.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Management's Discussion and Analysis of Financial Condition and Results of Operations contains statements which, to the extent that they are not recitations of historical fact, constitute "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933 ("Section 27A") and
Section 21E of the Securities and Exchange Act of 1934 ("Section 21E"). All forward-looking statements involve risks and uncertainties. The forward-looking statements in this document are intended to be subject to the safe harbor protection provided by Sections 27A and 21E. Factors that most typically impact the Company's operating results and financial condition include (i) changes in general economic conditions in regions in which the Company's products are located, (ii) the availability and prices of natural gas liquids ("NGLs") and competing commodities, (iii) the availability and prices of raw natural gas supply, (iv) the ability of the Company to negotiate favorable marketing agreements, (v) the risks that natural gas exploration and production activities will not be successful, (vi) the Company's dependence on certain significant customers, gatherers and transporters of natural gas, (vii) competition from other NGL processors, including major energy companies, and (viii) the Company's ability to identify and consummate acquisitions complementary to its business. For discussions identifying other important factors that could cause actual results to differ materially from those anticipated in the forward-looking statements, see the Company's Securities and Exchange Commission filings. Forward-looking statements involve many uncertainties which are beyond the Company's ability to control and in many cases the Company cannot predict what factors would cause actual results to differ materially from those indicated by the forward-looking statements.

SECOND QUARTER 1998 SUMMARY

MarkWest incurred a net loss of $1.1 million, or $0.13 per share, on revenues of $11.1 million for the quarter ended June 30, 1998. This compares to net income of $300,000, or $0.04 per share, on revenues of $11.9 million for the same period in 1997. The net loss primarily resulted from lower gross margins on NGL sales at MarkWest's Appalachian plants, based on a combination of weak NGL prices and strong natural gas costs affecting the entire gas processing industry. For the quarter, NGL prices moved down sharply in response to lower crude oil prices. The average West Texas Intermediate crude oil spot price for the second quarter of 1998 is down over 20 percent from the same quarter last year. MarkWest's average NGL sales price is down by a similar percentage. Strong natural gas prices, which represent MarkWest's cost of sales, played a secondary role in the gross margin squeeze. This quarter's gross margin on a per-unit basis was approximately 70 percent below MarkWest's ten-year average in Appalachia, reducing second quarter results by about $1.4 million or $0.16 per share. In contrast, 1997's second quarter gross margin was in line with MarkWest's ten-year average.

SIX MONTHS ENDED JUNE 30, 1998 SUMMARY

For the six months ended June 30, 1998, the Company's net loss was $223,000, or ($0.03) per share on revenues of $31.4 million. This compares to net income of $4.6 million or $0.54 per share on revenues of $40.7 million for the six months
ended June 30, 1997.   The primary cause of the net loss was lower gross margins
on NGL sales at the Company's Appalachian plants, due to weak NGL prices in the first quarter and a combination of weak NGL prices and strong gas prices in the second quarter.

OPERATING STATISTICS                                   Three Months Ended June 30,            Six Months Ended June 30,

                                                      1998         1997       % Change      1998         1997       % Change
                                                   -----------  -----------  ----------  -----------  -----------  ----------

Appalachia:
      NGL production--Siloam plant (gallons)        24,253,161   22,055,068        10%    51,152,340   49,877,687         3%
      NGLs marketed--Siloam plant (gallons)         18,510,284   19,388,827        (5%)   47,175,614   49,869,744        (5%)
      Fee gas processed (mmbtu) (a)                  8,185,641   14,489,924       (44%)   20,360,835   27,372,327       (26%)
      Terminal throughput (gallons)                  3,054,883    2,926,617         4%    13,458,438   13,284,866         1%
Michigan:
       Pipeline throughput (mcf)                       860,087      511,266        68%     1,945,627      857,890       127%
       NGLs marketed (gallons)                       1,372,137           --        --      3,230,518           --        --
Appalachia plant and Michigan:
       Average sales price per gallon                    $0.30        $0.39       (23%)        $0.33        $0.56       (41%)
Gas production (mcfe)                                  242,232       95,784       153%       415,478      176,634       135%

        (a) Due to the ongoing arbitration with Columbia, fee gas processed in 1998 only includes volumes processed at the Company's Kenova plant beginning March 1, 1998. In 1997 and early 1998, fee gas processed included volumes at the Boldman and Cobb plants, in addition to the Kenova plant. The loss of fee revenue is partly offset by cost savings from not operating Boldman and Cobb.

APPALACHIAN CORE AREA

Second quarter NGL production volumes remained strong at 24.3 million gallons, up 10 percent from the same period last year. NGL marketing volumes of 18.5 million gallons in the second quarter of 1998 were down 5 percent from the second quarter of 1997. The decline was primarily due to an earlier inventory build for the upcoming winter months than was done in 1997. MarkWest recently completed a ten-year NGL purchase contract to purchase 2 million to 3 million gallons per year of mixed liquids from a third party's new processing plant beginning September 1998.

MICHIGAN CORE AREA

MarkWest completed the first third of its 27-mile southern pipeline extension in July. This portion of the extension provided for the connection of a well that started flowing at 5 million cubic feet per day (mmcfd) and is expected to increase to more than 8 mmcfd in August. The second third of the extension will be completed in late August or early September allowing for the connection of another 5-10 mmcfd well. An additional 7 mmcfd from shut-in wells will be connected upon completion of the final third of the extension early in the fourth quarter. Michigan volumes are currently flowing at 17 mmcfd, up from the second quarter average of 9.5 mmcfd. Average throughput volumes are projected to be about 18 mmcfd for the third quarter and 30 mmcfd for the fourth quarter providing significantly higher cash flow and earnings in the second half of 1998. At 35 mmcfd, the Michigan NGL extraction plant will be at full capacity. MarkWest expects to expand plant and pipeline capacity to 50 mmcfd, at a cost of $3 million, when drilling success adds volumes, perhaps in 1999.

Drilling activities continue along the MarkWest pipeline. MarkWest is participating in exploration activities in the region, holding a 17.5 percent working interest in a recently completed seismic program. Drilling of the first two of three to four wells in the 1998 program will begin in October. Two other companies each plan to drill two wells by the end of the year. Drilling successes in any of these three programs could add significantly to pipeline and NGL throughput for MarkWest.

EXPLORATION AND PRODUCTION

Natural gas sold in the second quarter of 1998 totaled 242,000 mcf equivalent
(mcfe), a 153 percent increase over the same period last year. This increase largely resulted from the Company's March 1998 acquisition of 40 producing wells in Colorado's San Juan Basin, building on MarkWest's existing assets in the region. Production performance is being further improved due to work-over activities on the purchased wells. MarkWest continues to pursue viable gas projects in the Rocky Mountain region that would lead to gathering and transportation investment opportunities.

OUTLOOK

NGL prices in the second quarter of 1998 were below historical levels and are expected to remain so in the third quarter of 1998. These prices are often correlated with and driven by the price of crude oil, which has not fully recovered from its decline over the fourth quarter of 1997 and the first quarter of 1998.

A substantial portion of the Company's revenues, and as a result, its gross margins, remain dependent upon the sales price of NGLs, particularly propane, which fluctuates with the winter weather conditions and other supply and demand determinants. The strongest demand for propane and the highest propane sales margins generally occur during the winter heating season. As a result, the Company recognizes a substantial portion of its annual income during the first and fourth quarters of the year.

The Company anticipates that until a crude oil price recovery is underway and/or gas prices soften, the Company will continue to experience earnings pressures, like others in the industry. However, MarkWest's NGL commodity exposure is partially offset by selling liquids in a premium market, utilizing storage capability and its ability to pre-buy natural gas. In addition, an increase of fee-based income, primarily a result of connecting new wells increasing system throughput in Michigan, helps to offset the fluctuation of NGL and natural gas prices. The Company anticipates fee based activity will generate nearly fifty percent of total gross margins in 1999.

THREE MONTHS ENDED JUNE 30, 1998 COMPARED TO THE THREE MONTHS ENDED JUNE 30,
1997

                                                     Three months ended June 30,
                                                     1998                   1997                  $ Change
                                            -------------------      -----------------     --------------------
Revenues                                              $  11,054                $11,948            ($        894)
Gross profit (loss) (a)                                     (53)                 2,120                   (2,173)

Income (loss) before income taxes                        (1,768)                   473                   (2,241)
Provision for income taxes                                 (628)                   173                      801
                                            -------------------      -----------------     --------------------
Net income (loss)                                 ($      1,140)               $   300             ($     1,440)
                                            ===================      =================     ====================

(a) Excludes interest income, general and administrative expense and interest expense.

REVENUES

Gathering, processing and marketing revenue. Gathering, processing and marketing revenue decreased $888,000 or 8% for the three months ended June 30, 1998, compared to the same period in 1997, due to a variety of reasons. The Company's Appalachian operations accounted for the majority of the overall revenue decrease, primarily as a result of weak NGL prices in the second quarter of 1998 compared to the same period in 1997.

The above factor was partially offset by a 68% increase in the volume of gas processed in the Company's Michigan operations and an increase in gas marketing activity during the three months ended June 30, 1998 compared to the three months ended June 30, 1997. Gas processed in the Company's Michigan operations contributed both fee-based processing income and revenues from the sale of propane and other liquids extracted at the Company's new NGL extraction plant, which began operations in December 1997.

Oil and gas revenue.   Oil and gas revenue increased by $120,000 or 94% for the
three months ended June 30, 1998 compared to the same period in 1997. This increase was directly attributable to a significant increase in gas production from the prior year.

COSTS AND EXPENSES

Cost of sales.   Cost of sales increased $1.5 million or 25% for the three
months ended June 30, 1998 compared to the same period in 1997. The Company's Appalachian operations accounted for the majority of the increase, primarily as a result of an increase in unit costs of natural gas at the Company's Siloam
plant.   Cost of sales during the second quarter of 1998 also included costs associated with the Company's new NGL extraction plant in Michigan. The overall increase in cost of sales was partially offset by a decrease in unit costs of propane at the Company's terminals.

Operating expenses. Operational expenses decreased $430,000 or 16% for the three months ended June 30, 1998 compared to the three months ended June 30,
1997.   The majority of the decrease was driven by lower operating expenses in the Company's Appalachia operations in the second quarter of 1998 compared to the second quarter of 1997. This decrease was partially offset by increased Michigan operational expenses caused by the Company's new NGL extraction plant.

General and administrative expenses.   General and administrative expenses
decreased $301,000 or 19% for the three months ended June 30, 1998 compared to the same period in 1997. General and administrative expenses incurred during the three months ended June 30, 1997 included a continuation of many initial costs, including significant professional service fees, incurred in connection with its reorganization into a public company following the initial public offering in October 1996.

Depreciation, depletion and amortization.    Depreciation, depletion and
amortization increased $324,000 or 40% for the second quarter of 1998 compared to the second quarter of 1997. This increase was principally due to increased depreciation attributable to the Company's new NGL extraction plant and pipeline extension in Michigan.

Interest expense. Interest expense increased $223,000 or 100% for the second quarter of 1998 compared to the second quarter of 1997. This increase was principally due to an increase in average outstanding long-term debt in the second quarter of 1998 compared to the second quarter of 1997.

SIX MONTHS ENDED JUNE 30, 1998 COMPARED TO THE SIX MONTHS ENDED JUNE 30, 1997

                                                      Six months ended June 30,
                                                     1998                   1997                  $ Change
                                            -------------------      -----------------     --------------------
Revenues                                                $31,359                $40,721              ($    9,362)
Gross profit (loss) (a)                                   3,258                 10,700                   (7,442)

Income (loss) before income taxes                          (358)                 7,391                   (7,749)
Provision for income taxes                                 (135)                 2,809                    2,944
                                            -------------------      -----------------     --------------------
Net income (loss)                                ($         223)               $ 4,582               ($   4,805)
                                            ===================      =================     ====================

(a) Excludes interest income, general and administrative expense and interest expense.

REVENUES

Gathering, processing and marketing revenue. Gathering, processing and marketing revenue decreased $9.4 million or 23% for the six months ended June 30, 1998, compared to the same period in 1997, due to a variety of reasons. The Company's Appalachian operations accounted for the majority of the overall revenue decrease, primarily as a result of weak NGL prices in the six months ended June 30, 1998 compared to the same period in 1997.

The above factor was partially offset by a 127% increase in the volume of gas processed in the Company's Michigan operations and an increase in gas marketing activity during the six months ended June 30, 1998 compared to the six months ended June 30, 1997. Gas processed in the Company's Michigan operations contributed both fee-based processing income and revenues from the sale of propane and other liquids extracted at the Company's new NGL extraction plant, which began operations in December 1997.

Oil and gas revenue.   Oil and gas revenue increased by $306,000 or 102% for the
six months ended June 30, 1998 compared to the same period in 1997. This increase was directly attributable to a significant increase in gas production from the prior year.

COSTS AND EXPENSES

Cost of sales.   Cost of sales decreased $2.2 million or 9% for the six months ended June 30, 1998 compared to the same period in 1997. The Company's Appalachian operations accounted for the majority of the decrease, primarily as a result of a decrease in unit costs of propane at the Company's terminals. This decrease was partially offset by an increase in cost of sales at the Company's Michigan operations, where the Company's new NGL extraction plant commenced operations in December 1997.

Operating expenses. Operational expenses remained relatively constant with only a slight decrease of $41,000 for the six months ended June 30, 1998 compared to
the six months ended June 30, 1997.   For the first six months in 1998, the
Company experienced lower operating costs in its Appalachian operations compared to the same time period in 1997. This decrease was offset by the introduction of operational costs from the Company's new NGL extraction plant in Michigan during the first half of 1998.

General and administrative expenses.   General and administrative expenses
decreased $710,000 or 20% for the six months ended June 30, 1998 compared to the same period in 1997. General and administrative expenses incurred during the six months ended June 30, 1997 included a continuation of many initial costs, including significant professional service fees, incurred in connection with its reorganization into a public company following the initial public offering in October 1996.

Depreciation, depletion and amortization.    Depreciation, depletion and
amortization increased $523,000 or 33% for the first six months of 1998 compared to the first six months of 1997. This increase was principally due to increased depreciation attributable to the Company's new NGL extraction plant and pipeline extension in Michigan.

Interest expense. Interest expense increased $568,000 for the six months ended June 30, 1998 compared to the six months ended June 30, 1997. This increase was principally due to an increase in average outstanding long-term debt in the first half of 1998 compared to the first half of 1997.

LIQUIDITY AND CAPITAL RESOURCES

The Company's sources of liquidity and capital resources historically have been net cash provided by operating activities; proceeds from issuance of long-term debt; and in 1996, an initial public offering of equity. In the past, these sources have been sufficient to meet its needs and finance the growth of its business.

The following summary table reflects comparative cash flows for the Company for the six months ended June 30, 1998 and 1997 (in thousands):

                                                                       For the six months ended June 30,
                                                                       1998                         1997
                                                             ----------------------      -----------------------
Net cash provided by operating activities before change
 in working capital                                                         $ 2,871                      $ 6,354

Net cash provided by operating activities from change
 in working capital                                                           5,857                          480

Net cash used in investing activities                                        (9,293)                      (9,752)
Net cash used in financing activities                                          (259)                      (1,297)

For the six months ended June 30, 1998, net cash provided by operating activities before adjustments for working capital decreased $3.5 million from the same period in 1997, primarily as a result of a decrease in gross profit since 1997. As shown above, this was partially offset by a $5.9 million decrease in the Company's working capital accounts, excluding cash, for the six months ended June 30, 1998, compared to a $480,000 decrease in working capital accounts, excluding cash, for the six months ended June 30, 1997. The change in working capital was principally driven by greater decreases in accounts receivable, prepaid feedstock and other assets in the first six months of 1998, compared to the first six months of 1997. These changes were partially offset by a smaller decrease in inventories and accounts payable in first half of 1998 compared to the first half of 1997.

Cash used in investing activities decreased $459,000 for the six months ended June 30, 1998 compared to the six months ended June 30, 1997, primarily related to a smaller increase in notes receivable and other assets in the first six months of 1998 compared to the same period in 1997. This was partially offset by greater capital expenditures in the first six months of 1998 compared to the first six months of 1997 (see further discussion under "Capital Investment Program").

For the six months ended June 30, 1998, cash used in financing activities was $259,000, a decrease of approximately $1 million compared to the same period in 1997. The decrease was primarily related to the timing and frequency of debt repayments in 1998.

Financing Facilities

At June 30, 1998, the Company had approximately $27 million of available credit and working capital of $7.9 million. The Company believes that cash provided by operating activities, together with amounts available to be borrowed under its financing facilities, will provide sufficient funds to maintain its existing facilities and fund its capital expenditure program. Depending on the timing and amount of the Company's future projects, it may be required to seek additional sources of capital. While the Company believes that it would be able to secure additional financing, if required, no assurance can be given that it will be able to do so.

Capital Investment Program

The Company's capital investment program for 1998 is estimated at $17 million, down from the $24 million originally estimated at the beginning of 1998 and the subsequent revised estimate of $18 million. The new estimate includes $10 million in Michigan to fund a further extension of the pipeline and expansion of the current system capacity. The remaining capital programs include $2 million for various projects in Appalachia, $4 million for exploration and production activities, including $2.4 million in an acquisition of 40 producing wells located in the northern San Juan Basin of southwest Colorado, and $1 million for other various capital projects. For the six months ended June 30, 1998, the Company made capital expenditures totaling approximately $8.9 million.

RISK MANAGEMENT ACTIVITIES

During the three months ended June 30, 1998 and 1997, a $0 and $14,000 gain, respectively, were recognized in operating income on the settlement of propane and natural gas futures. During the six months ended June 30, 1998 and 1997, a $0 and $1.0 million gain, respectively, were recognized in operating income on the settlement of propane and natural gas futures. Financial instrument gains and losses on hedging activities were generally offset by amounts realized from the sale of the underlying products in the physical market.

At June 30, 1998, the Company had a total of 295 long open propane futures and forward contracts representing a notional quantity of 295,000 barrels. The Company also had a total of 110 short open natural gas futures contracts representing a notional quantity of 1,100,000 mmbtus. The Company had no material notional quantities of crude oil futures or NGL, natural gas, or crude oil swaps or options. At June 30, 1997, the Company had no material notional quantities of NGL, natural gas, or crude oil futures, swaps or options.

PART II.   OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS


As previously reported, MarkWest filed arbitration proceedings in February 1998 to resolve issues with Columbia Gas Transmission Corporation regarding three Appalachia natural gas processing plants. These plants are governed by several contracts, the most important of which extends through the year 2010. In this arbitration, MarkWest requests a declaration of rights and status to clarify agreements between the companies and certain monetary relief. Issues arose during ongoing negotiations between MarkWest and Columbia to finalize terms of a 1997 preliminary agreement in which, among other things, Columbia agreed to sell its Cobb plant to MarkWest and to transfer from Columbia to MarkWest the operation of the Boldman plant. These issues also include matters regarding operations at the Kenova plant. MarkWest owns the Boldman and Kenova plants.

As previously reported, in April 1998, Columbia filed a Complaint against MarkWest in the United States District Court for the Southern District of West Virginia. The details of the complaint were reported in the first quarter 1998 Form 10-Q. MarkWest believes that the contract issues underlying Columbia's Complaint are already subject to the binding arbitration noted above.

In both the arbitration and court actions, each of the parties has filed initial and response pleadings. The parties await decisions from both the arbitrators and the court on the scope of arbitration and the establishment of the remaining schedule. Management believes that it will prevail in its position and, accordingly, the outcome of this dispute is not likely to have a material effect on the financial condition, results of operations or prospects of MarkWest.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

At the Annual Meeting of Stockholders held on May 21, 1998, the following proposals were adopted by the margins indicated:

1. To elect two Class II directors to hold office for a three-year term expiring at the Annual Meeting of Stockholders occurring in the year 2001 or until the election and qualification of their respective successors.




Number of Shares                                                          For                      Withheld
                                                                ----------------------      ---------------------

Brian T. O'Neill                                                             8,132,362                        600
Barry W. Spector                                                             8,132,362                        600


2. To ratify the selection of Price Waterhouse LLP as the Company's independent accountants for the fiscal year ending December 31, 1998.

                                                                    Number of Shares
                                                                ----------------------

                                       10


         For                                                                8,132,962
         Withheld                                                                   0

Item 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)                  Exhibits

     10.1 - Second Amendment dated as of May 6, 1998 to the Amended and Restated Credit Agreement dated as of June 20, 1997 between MarkWest Hydrocarbon, Inc., as the Borrower, and Certain Commercial Lending Institutions, as the Lenders, and Bank of Montreal, acting through certain U.S. branches or agencies, as the Agent for the Lenders.

     11   -  Statement regarding computation of earnings per share.

     27   -  Financial Data Schedule.

(b)   Reports on Form 8-K

     (i)  No reports on Form 8-K were filed during the quarter ended
          June 30, 1998.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                               MarkWest Hydrocarbon, Inc.
                                                      (Registrant)




Date:   July 29, 1998                          By: /s/ Gerald A. Tywoniuk
                                                  ----------------------------
                                                       Gerald A. Tywoniuk
                                                Chief Financial Officer and Vice
                                                      President of Finance
                                                  (On Behalf of the Registrant
                                                 and as Principal Financial and
                                                       Accounting Officer)