Form 10-Q
period 1998-09-30
MARKWEST HYDROCARBON INC
filed 1998-11-13
CIK 1019756

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

               FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1998

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


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes  X     No  __
   -----

The registrant had 8,477,195 shares of common stock, $.01 per share par value, outstanding as of October 31, 1998.


================================================================================

--------------------------------------------------------------------------------

PART I - FINANCIAL INFORMATION                                                                      Page
                                                                                                 ----------
Item 1.  Consolidated Financial Statements
           Consolidated Balance Sheet at September 30, 1998 and
             December 31, 1997..................................................................      1
           Consolidated Statement of Operations for the Three and Nine
             Months Ended September 30, 1998 and 1997...........................................      2
           Consolidated Statement of Cash Flows for the Three and Nine Months
             Ended September 30, 1998 and 1997..................................................      3
           Notes to the Consolidated Financial Statements.......................................      4

Item 2.  Management's Discussion and Analysis of Financial Condition and
           Results of Operations................................................................      5

PART II - OTHER INFORMATION

Item 1.  Legal Proceedings......................................................................     11
Item 6.  Exhibits and Reports on Form 8-K.......................................................     11

SIGNATURES                                                                                           12

PART I - FINANCIAL INFORMATION
Item 1.  Consolidated Financial Statements

                          MARKWEST HYDROCARBON, INC.
                          CONSOLIDATED BALANCE SHEET
                           (000s, except share data)

                                                                                     September 30,
                                                                                         1998            December 31,
                                     ASSETS                                          (Unaudited)            1997
                                                                                     -------------       ------------
Current assets:
    Cash and cash equivalents .....................................................  $     651           $   1,364
    Receivables, net of allowance for doubtful accounts of $120 and $120,
         respectively .............................................................      8,351              10,279
    Receivable from income taxes paid .............................................      1,129                --
    Inventories ...................................................................      5,542               5,141
    Prepaid feedstock .............................................................        647               2,690
    Other assets ..................................................................        677               2,698
                                                                                     ---------           ---------
         Total current assets .....................................................     16,997              22,172

Property and equipment:
    Gas processing, gathering, storage and marketing equipment ....................     67,099              58,794
    Oil and gas properties and equipment ..........................................     10,969               7,854
    Land, buildings and other equipment ...........................................     10,067               9,363
    Construction in progress ......................................................     13,562               5,258
                                                                                     ---------           ---------
                                                                                       101,697              81,269
    Less: accumulated depreciation, depletion and amortization ....................    (18,225)            (15,439)
                                                                                     ---------           ---------
         Total property and equipment, net ........................................     83,472              65,830

Intangible assets, net of accumulated amortization of $389 and $287,
    respectively ..................................................................        906                 555
Note receivable and other assets ..................................................         --              10,100
                                                                                     ---------           ---------

Total assets ......................................................................  $ 101,375           $  98,657
                                                                                     =========           =========

                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
    Trade accounts payable ........................................................  $   1,917           $   3,074
    Accrued liabilities ...........................................................      6,184               4,339
    Current portion of long-term debt .............................................        115                 156
                                                                                     ---------           ---------
         Total current liabilities ................................................      8,216               7,569

Deferred income taxes .............................................................      6,342               5,609
Long-term debt ....................................................................     36,594              33,931

Stockholders' equity:
    Preferred stock, par value $0.01, 5,000,000 shares authorized, 0 shares
      issued and outstanding ......................................................         --                  --
    Common stock, par value $0.01, 20,000,000 shares authorized, 8,527,401 and
      8,519,724 shares issued, respectively .......................................         85                  85
    Additional paid-in capital ....................................................     42,739              42,729
    Retained earnings .............................................................      8,087               9,189
    Treasury stock, 49,511 and 27,511 shares, respectively ........................       (688)               (455)
                                                                                     ---------           ---------
               Total stockholders' equity .........................................     50,223              51,548
                                                                                     ---------           ---------

Total liabilities and stockholders' equity ......................................... $ 101,375           $  98,657
                                                                                     =========           =========

  The accompanying notes are an integral part of these financial statements.

                          MARKWEST HYDROCARBON, INC.
                     CONSOLIDATED STATEMENT OF OPERATIONS
                                  (UNAUDITED)
                         (000S, EXCEPT PER SHARE DATA)

                                                           For the three months ended        For the nine months ended
                                                                  September 30,                      September 30,
                                                                1998            1997            1998             1997
                                                           -------------   ------------      ---------        ----------
Revenues:
    Gathering, processing and marketing revenue....         $   13,838     $    14,450       $  44,454        $  54,459
    Oil and gas revenue............................                334             497             940              797
    Interest income................................                 24              65             138              406
    Other income (expense).........................                (80)             --             (59)              72
                                                           -------------   ------------      ---------        ----------

             Total revenue.........................             14,116          15,012          45,473           55,734
                                                           -------------   ------------      ---------        ----------

Costs and expenses:
    Cost of sales..................................              9,841           8,092          30,712           31,139
    Operating expenses.............................              2,728           3,000           7,737            8,050
    General and administrative expenses............              1,369           1,479           4,206            5,027
    Depreciation, depletion and amortization.......              1,164             825           3,270            2,408
    Interest expense...............................                480             401           1,372              726
                                                           -------------   ------------      ---------        ----------

             Total costs and expenses..............             15,582          13,797          47,297           47,350
                                                           -------------   ------------      ---------        ----------

Income (loss) before minority interest and income
      taxes........................................             (1,466)          1,215          (1,824)           8,384
                                                           -------------   ------------      ---------        ----------

Minority interest in net loss of subsidiary........                 --              30              --              252
                                                           -------------   ------------      ---------        ----------

Income (loss) before income taxes..................             (1,466)          1,245          (1,824)           8,636

Provision for income taxes:
    Current........................................               (336)           (544)         (1,458)           2,001
    Deferred.......................................               (254)            922             733            1,185
                                                           -------------   ------------      ---------        ----------
                                                                  (590)            378            (725)           3,186
                                                           -------------   ------------      ---------        ----------

Net income (loss)..................................        ($      876)    $       867       ($  1,099)       $   5,450
                                                           =============   ============      =========        ==========

Basic earnings (loss) per share of common stock....        ($     0.10)    $      0.10       ($   0.13)       $    0.64
                                                          ==============   ============      =========        ==========
Earnings (loss) per share assuming dilution........        ($     0.10)    $      0.10       ($   0.13)       $    0.63
                                                          ==============   ============      =========        ==========
Weighted average number of outstanding shares of
      common stock.................................              8,488           8,485           8,495            8,485
                                                          ==============   ============      =========        ==========

  The accompanying notes are an integral part of these financial statements.

                          MARKWEST HYDROCARBON, INC.
                     CONSOLIDATED STATEMENT OF CASH FLOWS
                                  (UNAUDITED)
                                    (000S)


                                                                        For the three months      For the nine  months
                                                                        ended September 30,        ended September 30,
                                                                         1998         1997          1998         1997
                                                                      ---------     ---------    ----------    ---------
Reconciliation of net income (loss) to net cash provided by (used
 in) operating activities:
     Net income (loss).............................................    ($ 876)      $   867      ($ 1,099)     $  5,450
     Add income items that do not affect working capital:
        Depreciation, depletion and amortization...................     1,164           825         3,270         2,408
        Deferred income taxes......................................      (254)          922           733         1,185
        Loss (gain) on sale of assets..............................        39            --            39           (75)
                                                                      ---------     ---------    ----------    ---------
                                                                           73         2,614         2,943         8,968

     Adjustments to working capital to arrive at net cash provided by (used in) operating activities:
         (Increase) decrease in accounts receivable................    (1,966)         (187)        1,928         1,006
         Increase in inventories...................................      (954)       (4,499)         (401)       (1,787)
         (Increase) decrease in prepaid feedstock and other assets.     1,553        (1,447)        2,933        (1,307)
         Increase (decrease) in accounts payable and accrued
          liabilities .............................................       810          (958)          351        (4,523)
                                                                       ---------     ---------    ----------    ---------
                                                                         (557)       (7,091)        4,811        (6,611)

             Net cash provided by (used in) operating activities...      (484)       (4,477)        7,754         2,357

Cash flows from investing activities:
         Capital expenditures......................................    (5,890)       (8,450)      (14,836)      (16,170)
         Proceeds from sale/leaseback transaction..................     4,281            --         4,281            --
         Increase in note receivable and intangible assets.........        (7)         (513)         (352)       (2,401)
         Other.....................................................        --           206            --            62
                                                                      ---------     ---------    ----------    ---------
              Net cash used in investing activities................    (1,616)       (8,757)      (10,907)      (18,509)

Cash flows from financing activities:
         Proceeds from long-term debt..............................    10,500        13,000        30,700        22,920
         Repayment of long-term debt...............................    (7,532)          (57)      (28,037)      (11,207)
         Other.....................................................      (272)          105          (223)           38
                                                                      ---------     ---------    ----------    ---------

              Net cash provided by financing activities............     2,696        13,048         2,440        11,751
                                                                      ---------     ---------    ----------    ---------

Net increase (decrease) in cash and cash equivalents...............       596          (186)         (713)       (4,401)

Cash and cash equivalents at beginning of period...................        55           186         1,364         4,401
                                                                      ---------     ---------    ----------    ---------

Cash and cash equivalents at end of period.........................     $ 651       $    --      $    651      $     --
                                                                      =========     =========    ==========    =========

     The accompanying notes are an integral part of these financial statements.

                          MARKWEST HYDROCARBON, INC.
                       NOTES TO THE FINANCIAL STATEMENTS

NOTE 1.  GENERAL

The consolidated financial statements include the accounts of MarkWest Hydrocarbon, Inc. ("MarkWest" or the "Company") and its wholly owned subsidiaries, MarkWest Resources, Inc. ("Resources"), MarkWest Michigan, Inc. ("Michigan") and 155 Inverness, Inc. ("155 Inverness"). All significant intercompany accounts and transactions have been eliminated in consolidation.

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

The effective tax rate for interim periods is based on the estimated annual effective tax rate, excluding certain nonrecurring or unusual events. The effective tax rate varies from statutory rates due primarily to tax credits and intangible development costs.

Certain prior year amounts have been reclassified to conform to the 1998 presentation.

NOTE 2.  SUPPLEMENTARY CASH FLOW INFORMATION

During the nine months ended September 30, 1998, non-cash investing activities included the forgiveness of a note receivable (the "Note") valued at $10.1 million from Michigan Production Company, LLC in exchange for the title to the 31 mile extension to the Basin pipeline. The Note was originally for the costs incurred by the Company for the construction of the pipeline extension.

NOTE 3.  LONG-TERM DEBT

Effective May 6, 1998 and October 30, 1998, the Company amended its existing credit agreement. The amended credit agreement provides for a maximum borrowing amount of $85 million, $50 million of which is available pursuant to a term loan commitment and the remaining $35 million pursuant to a revolving loan commitment. Actual borrowing limits may be a lesser amount, depending on trailing cash flow, as defined in the agreement. The term loan commitment period will terminate on October 20, 1999. Any outstanding balance thereunder will be payable in eight equal quarterly installments, beginning June 30, 2002. The revolving loan commitment converts to a reducing loan commitment on May 6, 2000. The reducing loan commitment reduces ratably on a quarterly basis to zero by May 6, 2004.

Interest rates are based on either the agent bank's base rate or the London Interbank Offered Rate (LIBOR), plus an applicable margin of between 0% and 0.875% or 0.625% and 2.50%, respectively, based upon a certain Company debt to earnings ratio.

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

THIRD QUARTER 1998 SUMMARY

MarkWest incurred a net loss of $876,000 or $0.10 per share, on revenues of $14.1 million for the quarter ended September 30, 1998. This compares to net income of $867,000 or $0.10 per share, on revenues of $15.0 million for the same period in 1997. The net loss primarily resulted from $2.1 million, or $0.25 per share, of lower after-tax gas processing margins at MarkWest's Appalachian plants. This margin squeeze was due to a combination of weak natural gas liquid prices and relatively strong natural gas costs affecting the entire gas processing industry. Solid growth in the Michigan project's natural gas transportation volumes, which generate fee income, partially offset these low margins. For the quarter, Michigan's after-tax operating income totaled $500,000, or $0.06 per share, up from a loss of $100,000, or $0.01 per share, for the same period in 1997. These Michigan results reflect less than three months' benefit from new wells connected during the quarter. Future quarters will see the full benefit of these increased volumes. MarkWest's fee-based income is expected to generate nearly 50% of MarkWest's income in 1999 (50% assumes normal processing margins in Appalachia). This will provide an earnings mix that is less volatile to swings in commodity prices.

Appalachia's third quarter 1998 gas processing margin of $0.37 per million British thermal units (mmbtu) was approximately 80% below its 10-year average of $1.80 per mmbtu, and down by a similar percentage compared to third quarter 1997. NGL prices have moved down sharply in response to lower crude oil prices. On a 12-month forward-looking basis, the spread between crude oil and natural gas has been confined to a low trading range since March 1998. Historically, these narrow spreads reverse as supply and demand factors impact the relative prices of the two commodities, restoring spreads to more normal levels.

NINE MONTHS ENDED SEPTEMBER 30, 1998 SUMMARY

For the nine months ended September 30, 1998, the Company's net loss was $1.1 million, or $0.13 per share, compared to net income of $5.5 million, or $0.64 per share, for the same period in 1997. The primary cause of the net loss was attributable to lower gas processing margins at MarkWest's Appalachian plants, experienced throughout the first nine months of 1998.

OPERATING STATISTICS                                    Three Months Ended September 30,       Nine Months Ended September 30,
                                                             1998            1997                   1998             1997
                                                             ----            ----                   ----             ----
Appalachia:
    NGL production--Siloam plant (gallons)                  25,712,615      26,440,651            76,894,955      76,318,338
    NGLs marketed--Siloam plant (gallons)                   25,237,438      20,851,267            72,413,052      70,721,011
    Fee gas processed (mmbtu) (a)                            7,994,455      13,667,349            28,871,428      41,039,676
    Terminal throughput (gallons)                            6,632,774       5,842,224            20,091,212      19,127,090
Michigan:
    Pipeline throughput (mcf)                                1,735,493       1,175,060             3,689,729       2,018,408
    NGLs marketed (gallons)                                  3,052,486              --             6,264,175              --
Appalachia plant and Michigan:
    Average sales price per gallon                         $      0.27     $      0.40           $      0.31     $      0.51
Gas production sold (mcfe)                                     221,382         133,253               636,860         309,887

     (a) Due to the ongoing arbitration with Columbia, fee gas processed in 1998 only includes volumes processed at the Company's Kenova plant beginning March 1, 1998. In 1997 and early 1998, fee gas processed included volumes at the Boldman and Cobb plants, in addition to the Kenova plant. The loss of fee revenue is partly offset by cost savings from not operating Boldman and Cobb.

APPALACHIAN CORE AREA

Third quarter NGL production volumes totaled 25.7 million gallons, down 3 percent from the same period last year. The production decline was due to scheduled repairs on a third party's natural gas transmission pipeline. These repairs caused a temporary shutdown of MarkWest's Boldman plant for thirty days in the third quarter and reduced NGL volumes at the Company's Kenova plant. The Boldman plant is expected to be shutdown for an additional 45 days in the fourth quarter. Despite this shutdown, year-to-date NGL production volumes are slightly higher than in the prior year period. Third quarter NGL marketing volumes of 25.2 million gallons were up 21 percent from the same period last year. This increase was primarily due to timing differences in storing inventory for the upcoming winter months. Inventory in 1998 was built in the second quarter, whereas in 1997 inventory was built in the third quarter.

MICHIGAN CORE AREA

During the third quarter of 1998, MarkWest connected two wells, each producing 8 million cubic feet of natural gas per day (mmcfd), to newly completed portions of its gathering pipeline. These wells increased pipeline throughput volume to 28 mmcfd at quarter end, up from an average of 11 mmcfd during the first half of 1998. In early October 1998, the Company completed the final third of its 27-mile southern pipeline extension. This extension will allow pipeline connection of additional shut-in wells, with an estimated 5 mmcfd in total production, upon completion of the producer's wellhead facilities in the fourth quarter of 1998. Average throughput volumes were 19 mmcfd for the third quarter and are projected to be 30 mmcfd for the fourth quarter. This compares to an average volume of 13 mmcfd for 1997's third and fourth quarters. By the end of 1998, MarkWest expects its Michigan pipeline and NGL extraction plant to be operating near their 35 mmcfd capacity. Depending upon drilling success, MarkWest plans to expand pipeline and plant capacity to 50 mmcfd in 1999 at an expected cost of $3 million.

MarkWest is also participating in regional exploration activities targeting Niagaran reef reservoirs. The Company holds a 17.5 percent working interest in one program. The first well in the 1998 program was drilled in late September. While this well proved unsuccessful, MarkWest understands that exploration and production companies currently have developed up to 50 good leads and prospects. The Company and its partners are reprocessing seismic data before drilling the remainder of the program's prospects. Two other programs plan to drill three wells by the end of the year. MarkWest is negotiating transportation and processing contracts with several additional exploration companies.

ROCKY MOUNTAINS

Natural gas sold in the third quarter of 1998 totaled 221,382 mcf equivalent
(mcfe), a 66 percent increase over the same period last year. This increase largely resulted from the Company's March 1998 acquisition of 40 producing wells in Colorado's San Juan Basin, building on MarkWest's existing assets in the region. Production performance has improved due to recently completed workover activities on the purchased wells. MarkWest continues to pursue viable gas projects in the Rocky Mountain region that would lead to gathering and transportation investment opportunities.

OUTLOOK

NGL prices in the third quarter of 1998 were below historical levels and are expected to remain so in the fourth quarter of 1998. These prices are often correlated with and driven by the price of crude oil, which has not recovered from its decline over the fourth quarter of 1997 and the first quarter of 1998.

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

The Company anticipates that until a crude oil price recovery is underway and/or gas prices soften, the Company will continue to experience earnings pressures, like others in the industry. However, MarkWest's NGL commodity exposure is partially offset by selling liquids in a premium market, utilizing storage capability and its ability to pre-buy natural gas. In addition, an increase of fee-based income, primarily a result of connecting new wells increasing system throughput in Michigan, helps to offset the fluctuation of NGL and natural gas prices. The Company anticipates fee-based activity will generate nearly 50% of total gross margins in 1999 (50% assumes normal processing margins in Appalachia). This will provide an earnings mix that is less volatile to swings in commodity prices.

THREE MONTHS ENDED SEPTEMBER 30, 1998 COMPARED TO THE THREE MONTHS ENDED SEPTEMBER 30, 1997

                                                            Three months ended September 30,
                                                              1998                   1997                Change
                                                           ----------            ------------       ---------------
Revenues                                                   $    14,116             $15,012            ($      896)
Gross profit (loss) (a)                                            359               3,030                 (2,671)

Income (loss) before income taxes                               (1,466)              1,245                 (2,711)
Provision for income taxes                                        (590)                378                   (968)
                                                          ------------             -------            -----------
Net income (loss)                                         ($       876)            $   867            ($    1,743)
                                                          ------------             -------            -----------

(a) Excludes interest income, general and administrative expense and interest expense.

REVENUES

Gathering, processing and marketing revenue. Gathering, processing and marketing revenue decreased $612,000 or 4% for the three months ended September 30, 1998, compared to the same period in 1997, due to a variety of reasons. The Company's Appalachian operations accounted for the majority of the overall revenue decrease, primarily as a result of weak NGL prices in the third quarter of 1998 compared to the same period in 1997. This decrease was partially offset by the third quarter 1998 NGL marketing volumes of 25.2 million gallons which were up 21 percent from the same period last year. This increase was primarily due to timing differences in storing inventory for the upcoming winter months. Inventory in 1998 was built in the second quarter, whereas in 1997 inventory was built in the third quarter.

The overall decrease in revenues was partially offset by a 48% increase in the volume of gas processed in the Company's Michigan operations during the three months ended September 30, 1998, compared to the three months ended September 30, 1997. Gas processed in the Company's Michigan operations contributed both fee-based processing income and revenues from the sale of propane and other liquids extracted at the Company's new NGL extraction plant, which began operations in December 1997.

COSTS AND EXPENSES

Cost of sales. Cost of sales increased $1.7 million or 22% for the three months ended September 30, 1998 compared to the same period in 1997. The Company's Appalachian operations accounted for the majority of the increase, primarily as a result of an increase in volumes sold at the Company's Siloam plant. Cost of sales during the third quarter of 1998 also included costs associated with the Company's new NGL extraction plant in Michigan, which commenced operations at the end of 1997.

Operating expenses. Operating expenses decreased $272,000 or 9% for the three months ended September 30, 1998 compared to the three months ended September 30, 1997. The majority of the decrease was driven by lower operating expenses in the Company's Michigan operations in the third quarter of 1998 compared to the third quarter of 1997. In addition, in response to low processing margins, the Company implemented cost-controlling measures and reduced operating costs for the three months ended September 30, 1998, compared to the same time period in 1997.

General and administrative expenses.   General and administrative expenses
decreased $110,000 or 7% for the three months ended September 30, 1998 compared to the same period in 1997. General and administrative expenses incurred during the three months ended September 30, 1997 included a continuation of many initial costs, including significant professional service fees, incurred in connection with the Company's reorganization into a public company following the initial public offering in October 1996. In addition, in response to low processing margins, the Company implemented cost-controlling measures and reduced general and administrative expenses for the three months ended September 30, 1998, compared to the same time period in 1997.

Depreciation, depletion and amortization.    Depreciation, depletion and
amortization increased $339,000 or 41% for the third quarter of 1998 compared to the third quarter of 1997. This increase was principally due to increased depreciation attributable to the Company's new NGL extraction plant and pipeline extension in Michigan.

NINE MONTHS ENDED SEPTEMBER 30, 1998 COMPARED TO THE NINE MONTHS ENDED SEPTEMBER 30, 1997

                                                  Nine months ended September 30,
                                                        1998            1997                   Change
                                                    -------------   -------------       -------------------
Revenues                                              $  45,473       $  55,734             ($   10,261)
Gross profit (loss) (a)                                   3,616          13,731                 (10,115)

Income (loss) before income taxes                        (1,824)          8,636                 (10,460)
Provision for income taxes                                 (725)          3,186                  (3,911)
                                                     ----------       ---------             -----------
Net income (loss)                                    ($   1,099)      $   5,450             ($    6,549)
                                                     ==========       =========             ===========

(a) Excludes interest income, general and administrative expense and interest expense.

REVENUES

Gathering, processing and marketing revenue.   Gathering, processing and
marketing revenue decreased $10.0 million or 18% for the nine months ended September 30, 1998, compared to the same period in 1997, due to a variety of reasons. The Company's Appalachian operations accounted for the majority of the overall revenue decrease, primarily as a result of weak NGL prices in the nine months ended September 30, 1998 compared to the same period in 1997.

The above factor was partially offset by a 83% increase in the volume of gas processed in the Company's Michigan operations during the nine months ended September 30, 1998 compared to the nine months ended September 30, 1997. Gas processed in the Company's Michigan operations contributed both fee-based processing income and revenues from the sale of propane and other liquids extracted at the Company's new NGL extraction plant, which began operations in December 1997.

Oil and gas revenue.   Oil and gas revenue increased by $143,000 for the nine
months ended September 30, 1998 compared to the same period in 1997. This increase was primarily attributable to an increase in gas production from the prior year.

COSTS AND EXPENSES

Cost of sales.   Cost of sales decreased $427,000 or 1% for the nine months ended September 30, 1998 compared to the same period in 1997. The Company's Appalachian operations accounted for the majority of the decrease, primarily as a result of a decrease in the unit cost of propane at the Company's terminals. This decrease was partially offset by an increase in cost of sales at the Company's Michigan operations, where the Company's new NGL extraction plant commenced operations in December 1997.

Operating expenses. Operating expenses decreased $313,000 or 4% for the nine months ended September 30, 1998 compared to the nine months ended September 30, 1997. For the first nine months in 1998, the Company experienced lower operating costs in its Appalachian operations compared to the same time period in 1997. In response to low processing margins, the Company implemented cost-controlling measures and reduced operating costs for the nine months ended September 30, 1998, compared to the same time period in 1997. This decrease was partially offset by the introduction of operational costs from the Company's new NGL extraction plant in Michigan during the first nine months of 1998.

General and administrative expenses. General and administrative expenses decreased $821,000 or 16% for the nine months ended September 30, 1998 compared to the same period in 1997. General and administrative expenses incurred during the nine months ended September 30, 1997 included a continuation of many initial costs, including significant professional service fees, incurred in connection with the Company's reorganization into a public company following the initial public offering in October 1996. In addition, in response to low processing margins, the Company implemented cost-controlling measures and reduced general and administrative expenses for the nine months ended September 30, 1998, compared to the same time period in 1997.

Depreciation, depletion and amortization. Depreciation, depletion and amortization increased $862,000 or 36% for the first nine months of 1998 compared to the first nine months of 1997. This increase was principally due to increased depreciation attributable to the Company's new NGL extraction plant and pipeline extension in Michigan.

Interest expense. Interest expense increased $646,000 or 89% for the nine months ended September 30, 1998 compared to the nine months ended September 30, 1997. This increase was principally due to an increase in average outstanding long-term debt in the first three quarters of 1998 compared to the first three quarters of 1997.

LIQUIDITY AND CAPITAL RESOURCES

The Company's sources of liquidity and capital resources historically have been net cash provided by operating activities; proceeds from issuance of long-term debt; and in 1996, an initial public offering of equity. In the past, these sources have been sufficient to meet its needs and finance the growth of its business.

The following summary table reflects comparative cash flows for the Company for the nine months ended September 30, 1998 and 1997 (in thousands):

                                                                           For the nine months ended
                                                                                 September 30,
                                                                           1998                    1997
                                                                      --------------        ----------------
Net cash provided by operating activities before change
 in working capital                                                    $      2,943          $      8,968
Net cash provided by (used in) operating activities
 from change in working capital                                               4,811                (6,611)
Net cash used in investing activities                                       (10,907)              (18,509)
Net cash provided by financing activities                                     2,440                11,751

For the nine months ended September 30, 1998, net cash provided by operating activities before adjustments for working capital decreased $6.0 million from the same period in 1997, primarily as a result of a decrease in gas processing margins at MarkWest's Appalachian plants since 1997. As shown above, this was enhanced by a $4.8 million decrease in the Company's working capital accounts, excluding cash, for the nine months ended September 30, 1998, compared to a $6.6 million increase in working capital accounts, excluding cash, for the nine months ended September 30, 1997. The change in working capital in the first nine months of 1998 was principally driven by decreases in accounts receivable, prepaid feedstock and other assets and increases in inventories and accounts payable. The change in working capital in the first nine months of 1997 was principally driven by decreases in accounts receivable, accounts payable and accrued liabilities and increases in inventories, prepaid feedstock and other assets.

Cash used in investing activities decreased $7.6 million for the nine months ended September 30, 1998 compared to the nine months ended September 30, 1997, primarily related to the proceeds received on the sale of equipment in the third quarter of 1998, when the Company sold and leased back three compressors at its Kenova facility. In addition, cash used in investing activities was affected by fewer capital expenditures (see further discussion under "Capital Investment Program") and a smaller increase in notes receivable and intangible assets in the first nine months of 1998 compared to the same period in 1997.

For the nine months ended September 30, 1998, cash provided by financing activities was $2.4 million, a decrease of approximately $9.3 million compared to the same period in 1997. The decrease was the net result of the aforementioned operating and investing activities.

Financing Facilities

At September 30, 1998, the Company had approximately $55 million of available credit, of which $37 million had been utilized as of September 30, 1998, and working capital of $8.8 million. The Company believes that cash provided by operating activities, together with amounts available to be borrowed under its financing facilities, will provide sufficient funds to maintain its existing facilities and fund its capital expenditure program. Depending on the timing and amount of the Company's future projects, it may be required to seek additional sources of capital. While the Company believes that it would be able to secure additional financing on terms acceptable to the Company, if required, no assurance can be given that it will be able to do so.

Capital Investment Program

The Company's capital investment program for 1998 is estimated at $17 million, down from the $24 million originally estimated at the beginning of 1998 and the subsequent revised estimate of $18 million. The new estimate includes $10 million in Michigan to fund a further extension of the pipeline and expansion of the current system capacity. The remaining capital programs include $3 million for various projects in Appalachia, $3 million for exploration and production activities, including $2.4 million in the first quarter acquisition of 40 producing wells located in the northern San Juan Basin of southwest Colorado, and $1 million for other various capital projects. For the nine months ended September 30, 1998, the Company made capital expenditures totaling approximately $14.8 million.

RISK MANAGEMENT ACTIVITIES

During the three months ended September 30, 1998 and 1997, a $43,000 loss and $0 gain, respectively, were recognized in operating income on the settlement of propane and natural gas futures. During the nine months ended September 30, 1998 and 1997, a $43,000 loss and $1 million gain, respectively, were recognized in operating income on the settlement of propane and natural gas futures. Financial instrument gains and losses on hedging activities were offset by amounts realized from the sale of the underlying products in the physical market.

At September 30, 1998, the Company had 300 long open propane futures and forward contracts along with 120 short open natural gas futures contracts representing notional quantities of 300,000 barrels and 1,200,000 mmbtus, respectively, at average prices of $.29/gallon and $2.68/mmbtu, respectively.

At September 30, 1998, the Company had an additional 91 short open natural gas futures contracts, used to hedge future natural gas purchases, representing a notional quantity of 910,000 mmbtus at an average price of $2.68/mmbtu. At September 30, 1998, the Company had committed to purchase 1,170,000 mmbtus of natural gas at an average price of $2.00/mmbtu. The Company had also committed to purchase 61,000 barrels of propane at an average price of $.29/gallon.

At September 30, 1998, the Company had no material notional quantities of crude oil futures or NGL, natural gas, or crude oil swaps or options. At September 30, 1997, the Company had no material notional quantities of NGL, natural gas or crude oil futures, swaps or options.

IMPACT OF YEAR 2000 ISSUE

The Year 2000 Issue is the result of computer programs being written using two digits rather than four to define the applicable year. Unless the Company's computer programs are Year 2000 compliant, any of the Company's computer programs that have date-sensitive software may recognize a date using "00" as the year 1900 rather than the year 2000. This could result in a system failure or miscalculations causing disruptions of operations, including, among other things, a temporary inability to process transactions, send invoices, or engage in similar normal business activities. The Company's most significant risk related to the Year 2000 Issue is the worst case scenario that its plants and pipelines, if not Year 2000 compliant, may not be operable, causing a loss of both processing volumes and associated revenues.

In the first quarter of 1998, the Company began its preliminary assessment of the Year 2000 Issue. Many of the Company's computer systems, which include both financial systems and plant control systems, are purchased from third party vendors who have represented to the Company that they are Year 2000 compliant. In some cases, the Company may need to upgrade to the most recent release. A complete analysis, including an evaluation of the extent to which the Company is vulnerable to the failure of significant customers and suppliers to properly remediate their own Year 2000 Issue, is expected to be completed by the end of the first quarter of 1999. The outcome of this analysis will include the development of a contingency plan to protect the Company against the worst case scenario that either the Company or significant customers or suppliers are not Year 2000 compliant. Remediation has already begun and is expected to be completed by the second quarter of 1999. The Company believes that total Year 2000 project costs will not be material to the Company's results of operations, liquidity or capital resources, and that as a result of the Company's efforts, there should be little impact to the Company's computer systems.

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

As previously reported, in April 1998, Columbia filed a Complaint against MarkWest in the United States District Court for the Southern District of West Virginia. The details of the Complaint were reported in the first quarter 1998 Form 10-Q. In the third quarter, the district court judge ruled contract issues underlying Columbia's complaint are already subject to the binding arbitration noted above.

A preliminary hearing is scheduled in November to establish the remaining arbitration process and schedule. Management believes it will prevail in its position and, accordingly, the outcome of this dispute is not likely to have a material effect on the financial condition, results of operations or prospects of MarkWest.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)  Exhibits

         11  -  Statement regarding computation of earnings per share.

         27  -   Financial Data Schedule.

(b)  Reports on Form 8-K

         (i) No reports on Form 8-K were filed during the quarter ended September 30, 1998.

                                  SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                    MarkWest Hydrocarbon, Inc.
                                         (Registrant)




Date:  November 6, 1998             By: /s/ Gerald A. Tywoniuk
                                        ----------------------------------
                                            Gerald A. Tywoniuk
                                    Chief Financial Officer and Vice President
                                            of Finance
                                    (On Behalf of the Registrant and as
                                     Principal Financial and Accounting Officer)