Form 10-Q
period 1999-03-31
MARKWEST HYDROCARBON INC
filed 1999-05-07
CIK 1019756

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-Q

[X]            QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended March 31, 1999

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
Yes      X          No
      -------           -------

The registrant had 8,491,156 shares of common stock, $.01 per share par value, outstanding as of May 4, 1999.


                                                                                                                    Page
                                                                                                              --------------
PART I--FINANCIAL INFORMATION

Item 1.  Consolidated Financial Statements
                  Consolidated Balance Sheet at March 31, 1999 and December 31,
                   1998.........................................................................                        1
                  Consolidated Statement of Operations for the Three Months Ended March 31,
                   1999 and 1998................................................................                        2

        Consolidated Statement of Cash Flows for the Three Months Ended March 31, 1999 and 1998.
                                                                                                                        3
        Notes to the Consolidated Financial Statements..........................................                        4

Item 2.  Management's Discussion and Analysis of Financial Condition and
                  Results of Operations.........................................................                        5

Item 3.  Quantitative and Qualitative Disclosures about Market Risk.............................                        9

PART II--OTHER INFORMATION

Item 1.  Legal Proceedings......................................................................                        9
Item 6.  Exhibits and Reports on Form 8-K.......................................................                        9

SIGNATURES......................................................................................                       10

--------------------------------------------------------------------------------

Glossary of Terms

MMgal:  million gallons
Mcfe: thousand cubic feet equivalent, with oil and other hydrocarbons converted to thousand cubic feet of natural gas (Mcf)
MMBtu:  million British thermal units, an energy measurement
Mcfd:   thousand cubic feet per day
MMcfd:  million cubic feet per day
NGLs:   natural gas liquids, such as propane, butanes and natural gasoline

One barrel of oil or NGL is the energy equivalent of six Mcf of natural gas.

PART I--FINANCIAL INFORMATION
Item 1.  Consolidated Financial Statements

                           MARKWEST HYDROCARBON, INC.
                           CONSOLIDATED BALANCE SHEET
                           (000s, except share data)

                                                                                            March 31,
                                                                                              1999          December 31,
                                        ASSETS                                             (Unaudited)          1998
                                                                                       --------------       ------------

Current assets:
    Cash and cash equivalents..........................................................      $    512           $  2,055
    Receivables, net of allowance for doubtful accounts of $120 and $120,
         respectively..................................................................        10,030              7,738
    Inventories........................................................................         1,591              4,583
    Prepaid feedstock..................................................................            --              1,957
    Income taxes receivable............................................................         2,233              2,763
    Other assets.......................................................................           365                289
                                                                                       --------------       ------------
        Total current assets...........................................................        14,731             19,385

Property and equipment:
    Gas processing, gathering, storage and marketing equipment.........................        77,397             78,018
    Oil and gas properties and equipment...............................................        10,284              9,207
    Land, buildings and other equipment................................................        11,427             11,240
    Construction in progress...........................................................         5,075              4,466
                                                                                       --------------       ------------
                                                                                              104,183            102,931
    Less: accumulated depreciation, depletion and amortization.........................       (20,854)           (19,609)
                                                                                       --------------       ------------
        Total property and equipment, net..............................................        83,329             83,322

Intangible assets, net of accumulated amortization of $227 and $169, respectively......
                                                                                                  847                924
                                                                                       --------------       ------------

Total assets...........................................................................      $ 98,907           $103,631
                                                                                       ==============       ============

                       LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
    Trade accounts payable.............................................................      $  1,382           $  2,765
    Accrued liabilities................................................................         6,530              5,094
    Current portion of long-term debt..................................................            64                 63
                                                                                                            ------------

        Total current liabilities......................................................         7,976              7,922

Deferred income taxes..................................................................         7,077              7,077
Long-term debt.........................................................................        33,582             38,597

Stockholders' equity:
    Preferred stock, par value $0.01, 5,000,000 shares authorized, 0 shares outstanding
                                                                                                   --                 --
    Common stock, par value $0.01, 20,000,000 shares authorized, 8,531,206 and                     85                 85
     8,531,206 shares issued, respectively.............................................
    Additional paid-in capital.........................................................        42,580             42,693
    Retained earnings..................................................................         8,083              7,978
    Treasury stock, 41,430 and 60,300 shares, respectively.............................          (476)              (721)
               Total stockholders' equity..............................................        50,272             50,035
                                                                                       --------------       ------------

Total liabilities and stockholders' equity.............................................      $ 98,907           $103,631
                                                                                       ==============       ============

  The accompanying notes are an integral part of these financial statements.

                           MARKWEST HYDROCARBON, INC.
                      CONSOLIDATED STATEMENT OF OPERATIONS
                                  (UNAUDITED)
                         (000s, except per share data)

                                                                              For the three months ended
                                                                                       March 31,
                                                                             1999                          1998
                                                                  ------------------------      ------------------------

Revenues:
    Gathering, processing and marketing revenue..............                      $21,828                       $19,854
    Oil and gas revenue, net of transportation and taxes.....                          265                           357
    Interest income..........................................                           14                            71
    Other income (expense)...................................                          (16)                           20
                                                                  ------------------------      ------------------------

            Total revenue....................................                       22,091                        20,302
                                                                  ------------------------      ------------------------

Costs and expenses:
    Cost of sales............................................                       15,265                        13,284
    Operating expenses.......................................                        2,985                         2,669
    General and administrative expenses......................                        1,580                         1,522
    Depreciation, depletion and amortization.................                        1,303                           970
    Interest expense.........................................                          800                           447
                                                                  ------------------------      ------------------------

            Total costs and expenses.........................                       21,933                        18,892
                                                                  ------------------------      ------------------------

Income before income taxes...................................                          158                         1,410

Provision for income taxes:
    Current..................................................                           51                            34
    Deferred.................................................                           (4)                          459
                                                                                        47                           493
                                                                  ------------------------      ------------------------

Net income...................................................                      $   111                       $   917
                                                                  ========================      ========================

Basic earnings per share.....................................                        $0.01                         $0.11
                                                                  ========================      ========================
Earnings per share assuming dilution.........................                        $0.01                         $0.11
                                                                  ========================      ========================
Weighted average number of outstanding shares of common stock
                                                                                     8,478                         8,496
                                                                  ========================      ========================

  The accompanying notes are an integral part of these financial statements.

                           MARKWEST HYDROCARBON, INC.
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                  (UNAUDITED)
                                     (000s)

                                                                                                For the three months
                                                                                                  ended March 31,
                                                                                             1999                      1998
                                                                                    --------------------      -------------------

Cash flows from operating activities:
 Net income.....................................................................                 $   111                 $    917
 Add income items that do not affect working capital:
   Depreciation, depletion and amortization.....................................                   1,303                      970
   Deferred income taxes........................................................                      (4)                     459
   Gain on sale of assets.......................................................                     (12)                      --
                                                                                    --------------------      -------------------
                                                                                                   1,398                    2,346

 Adjustments to working capital:
    (Increase) decrease in receivables..........................................                  (2,292)                   4,331
    Decrease in inventories.....................................................                   2,992                    2,575
    Decrease in prepaid expenses and other assets...............................                   2,411                    2,403
    Increase (decrease) in accounts payable and accrued liabilities.............                     545                     (285)
                                                                                    --------------------      -------------------
                                                                                                   3,656                    9,024

                Net cash provided by operating activities.......................                   5,054                   11,370

Cash flows from investing activities:
    Capital expenditures........................................................                  (2,153)                  (3,880)
  Proceeds from sale of assets..................................................                     420                       --
    Change in intangible assets.................................................                      18                      (30)
                                                                                    --------------------      -------------------

                Net cash used in investing activities...........................                  (1,715)                  (3,910)

Cash flows from financing activities:
    Proceeds from long-term debt................................................                   4,798                    8,700
    Repayment of long-term debt.................................................                  (9,812)                 (15,455)
    Net reissuance of treasury stock............................................                     132                       --
    Other.......................................................................                      --                       51
                                                                                    --------------------      -------------------

                Net cash used in financing activities...........................                  (4,882)                  (6,704)
                                                                                    --------------------      -------------------

Net (decrease) increase in cash and cash equivalents............................                  (1,543)                     756

Cash and cash equivalents at beginning of period................................                   2,055                    1,493
                                                                                    --------------------      -------------------

Cash and cash equivalents at end of period......................................                 $   512                 $  2,249
                                                                                    ====================      ===================

  The accompanying notes are an integral part of these financial statements.

NOTE 1.  GENERAL

The consolidated financial statements include the accounts of MarkWest Hydrocarbon, Inc. ("MarkWest" or the "Company"), and its wholly owned subsidiaries, MarkWest Resources, Inc.; MarkWest Michigan, Inc.; and 155 Inverness, Inc. All significant intercompany accounts and transactions have been eliminated in consolidation.

The unaudited financial statements presented herein have been prepared in accordance with the instructions to Form 10-Q and do not include all the information and note disclosures required by generally accepted accounting principles for complete financial statements. The interim consolidated financial statements should be read in conjunction with the Consolidated Financial Statements and Notes thereto for the year ended December 31, 1998, included in the Company's Annual Report on Form 10-K, as filed with the Securities and Exchange Commission. In the opinion of management, all adjustments necessary for a fair statement of the results for the unaudited interim periods have been made. These adjustments consist only of normal recurring adjustments.

The effective corporate tax rate for interim periods is based on the estimated annual effective corporate tax rate, excluding certain nonrecurring or unusual events. The effective tax rate varies from statutory rates due primarily to tax credits and intangible development costs.

Certain prior year amounts have been reclassified to conform to the 1999 presentation.

NOTE 2.  LONG-TERM DEBT

Effective May 3, 1999, the Company amended its existing credit agreement. The amended credit agreement provides for a maximum borrowing amount of $50 million, $5 million of which is available pursuant to a term loan commitment and the remaining $45 million pursuant to a revolving loan commitment. Actual borrowing limits may be a lesser amount, depending on trailing cash flow, as defined in the agreement. The credit facility permits the Company to borrow money using either a base rate loan or a London Interbank Offered Rate ("Libor") loan option, plus an applicable margin of between 0% and 3%, based on a certain Company debt to earnings ratio.

NOTE 3.  COMMITMENTS AND CONTINGENCIES

MarkWest filed arbitration proceedings in February 1998 to resolve issues with Columbia Gas Transmission Corporation ("Columbia") regarding three Appalachia natural gas plants. These plants are governed by several contracts, the most important of which extends through the year 2010. In this arbitration, MarkWest requests a declaration of rights and status to clarify agreements between the companies and certain monetary relief. Issues arose during ongoing negotiations between MarkWest and Columbia to finalize terms of a 1997 preliminary agreement in which, among other things, Columbia agreed to sell its Cobb plant to MarkWest and to transfer from Columbia to MarkWest the operation of the Boldman plant. These issues also include matters regarding operations at the Kenova plant. MarkWest owns the Boldman and Kenova plants.

In April 1998, Columbia filed a Complaint against MarkWest in the United States District Court for the Southern District of West Virginia. The Complaint seeks declaratory relief that certain agreements, or certain specified provisions thereof, are void and that MarkWest is in breach of the Federal Energy Regulatory Commission-approved settlement agreement under which MarkWest was to acquire the Cobb plant and operate the Boldman plant. The certain agreements concern, among other matters, Columbia's obligation to guarantee the delivery of natural gas or NGLs to MarkWest. In the Complaint, Columbia also seeks injunctive relief to enjoin MarkWest from interfering with arrangements Columbia may seek to undertake with natural gas producers and suppliers and with negotiations Columbia may pursue with third parties to terminate its interests in the products extraction business. In the third quarter of 1998, the District Court judge stayed proceedings pending the binding arbitration noted above. Arbitration hearings initially scheduled to commence in March 1999 were vacated because of the need to replace a member of the arbitration panel. The new arbitrator has been named, and MarkWest anticipates that new hearing dates will be promptly established. Management believes it will prevail in its position and, accordingly, the outcome of this dispute is not likely to have a material effect on the financial condition, results of operations or prospects of MarkWest.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations


Management's Discussion and Analysis of Financial Condition and Results of Operations contains statements which, to the extent that they are not recitations of historical fact, constitute "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933 ("Section 27A") and
Section 21E of the Securities and Exchange Act of 1934 ("Section 21E"). All forward-looking statements involve risks and uncertainties. The forward-looking statements in this document are intended to be subject to the safe harbor protection provided by Sections 27A and 21E. Factors that most typically impact MarkWest Hydrocarbon, Inc.'s ("MarkWest" or the "Company") operating results and financial condition include (i) changes in general economic conditions in regions in which the Company's products are located, (ii) the availability and prices of NGLs and competing commodities, (iii) the availability and prices of raw natural gas supply, (iv) the ability of the Company to negotiate favorable marketing agreements, (v) the risks that natural gas exploration and production activities will not occur or be successful, (vi) the Company's dependence on certain significant customers, gatherers and transporters of natural gas, (vii) competition from other NGL processors, including major energy companies, (viii) the Company's ability to identify and consummate acquisitions complementary to its business, and (ix) winter weather conditions. For discussions identifying other important factors that could cause actual results to differ materially from those anticipated in the forward-looking statements, see the Company's Securities and Exchange Commission filings. Forward-looking statements involve many uncertainties which are beyond the Company's ability to control and in many cases the Company cannot predict what factors would cause actual results to differ materially from those indicated by the forward-looking statements.

First Quarter 1999 Results

For the first quarter ended March 31, 1999, net income was $111,000 or $0.01 per share, on revenues of $22.1 million. These results compare to net income of $917,000, or $0.11 per share, on revenues of $20.3 million for the same period in 1998. Earnings before interest, taxes, depreciation and amortization (EBITDA) totaled $2.2 million for the quarter, down from $2.8 million reported for the same period in 1998. The decrease in net income for the first quarter of 1999, compared to the same period a year ago, resulted from a $1.1 million decline in natural gas processing margins at MarkWest's Appalachian plants. Lower margins impacted the entire industry. MarkWest partially offset the reduction in margins with increased pipeline volumes in Michigan ($0.6 million) and increased sales volumes in Appalachia ($0.4 million). Operating costs, interest and depreciation expenses were up an expected $0.7 million. All figures are after tax effect.

Operating Statistics
                                                                    Three Months Ended
                                                                1999                  1998                % Change
                                                         -----------------     ------------------     ----------------
 Appalachia:
   NGL production--Siloam plant (gallons)................       28,041,546             26,899,179                    4%
   NGLs marketed--Siloam plant (gallons).................       35,692,122             28,665,336                   25%
   Processing margin per gallon (1)
    Average NGL sales price..............................      $     0.268            $     0.351                  (24%)
    Average natural gas cost (2).........................            0.196                  0.253                  (23%)
                                                         -----------------     ------------------     ----------------
    Processing margin per gallon.........................      $     0.072            $     0.098                  (27%)
   Processing margin per MMBtu (1)
    Average NGL sales price..............................      $      2.81            $      3.64
    Average natural gas cost (2).........................             2.05                   2.62
                                                         -----------------     ------------------
    Processing margin per MMBtu..........................      $      0.76            $      1.02
   Terminal throughput (gallons).........................       15,141,905             10,403,555                   45%
 Michigan:
   Pipeline throughput (Mcfd)............................           21,393                 12,039                   78%
   NGLs marketed (gallons)...............................        3,743,275              1,839,552                  103%
 Rocky Mountains:
   Natural gas sold (Mcfe)...............................          192,728                173,246                   11%

(1) For convenience, processing margin is expressed both per gallon and per MMBtu.
(2) Represents cost of sales for Appalachia. Includes transportation cost of unfractionated liquids to Siloam and a fuel cost for certain liquids, totaling approximately $0.02/gallon or $0.20/MMBtu.

Processing and Related Services--Appalachia


The realized first quarter 1999 margin in Appalachia was $0.072 per gallon, down from $0.098 per gallon for the same period in 1998. The Company's processing margins in Appalachia are the difference between the price of NGLs sold, and the cost of natural gas it purchases in payment to producers for the liquids extracted. NGL prices are correlated with crude oil prices, which were down about 20% in the first quarter of 1999 compared to a year ago. Margins benefited from lower average natural gas prices in the first quarter of 1999 compared to a year ago, although lower gas prices reduced certain other revenues in Appalachia.

However, the direction of the processing margins was quite different over the course of the first quarter of 1999 compared to the first quarter of 1998:

                                 Processing margin per gallon
                               -------------------------------
                               January    February      March
                               -------    --------      -----
               1999              $0.044    $0.083      $0.101
               1998              $0.149    $0.056      $0.085

*  MarkWest's last 10 years' average is $0.165 per gallon
* Sensitivity: each $0.01 per gallon change = $1.0 million pre-tax annual earnings impact

First quarter 1999 NGL production volumes totaled 28 MMgal, up four percent compared to last year's quarter, in part due to the benefits of an additional compressor installed mid-1998. First quarter 1999 plant NGL marketing volumes of 36 MMgal were up 25% from the same period last year, offsetting relatively low fourth quarter 1998 volumes caused by the late start to winter.

Looking ahead, production is expected to be reduced by about 4 MMgal over the third and fourth quarters of 1999 due to scheduled third party repairs on a natural gas transmission pipeline located upstream of MarkWest facilities. Similar repairs and production results occurred in 1998 and are expected to occur again in 2000, at which point the project is expected to be completed. These repairs will cause a temporary shutdown of MarkWest's Boldman plant for about two months and reduce NGL volumes at the Company's Kenova plant.

The Company is in negotiations to sell its West Memphis, Arkansas, wholesale propane terminal. If successful, closing is expected in the second quarter of 1999. The Company expects to realize a gain on the sale. Proceeds will be reinvested in higher return projects.

Processing and Related Services--Michigan

Pipeline throughput volumes of 21.4 MMcfd in the first quarter of 1999 were up nearly 80% from a year ago due to new well connections in the second half of 1998. However, this volume fell below the Company's expectations due to a producer's delay in completing wellhead facilities and connecting new production sources. A resolution to this delay is expected during the second quarter of 1999. An estimated 7 MMcfd in production remains to be connected upon completion of wellhead facilities. As a result of these delays, MarkWest has revised downward its forecast of 1999 volumes, from 24 MMcfd to 20-21 MMcfd; however, the revised estimate represents an increase of 25% to 30% from 1998. This estimate does not take into account any drilling success which may occur in 1999.

Companies in this region have developed more than 50 leads and drillable prospects over the last several years. MarkWest will invest up to $2 million in 1999 on drilling efforts, partnering with others in some cases. This effort is a good investment opportunity on its own, and will further augment pipeline fee income. During the first quarter of 1999, MarkWest signed an agreement with a producer to earn an interest in their acreage and prospects by drilling up to five wells. Due diligence and technical work is in progress, with the first well to be drilled in the second half of 1999. In addition, through another program, MarkWest has a 17.5% interest in several wells to be drilled in the second half of 1999. The Company is also supporting producers for a limited time in 1999 by providing monetary incentives to promote new drilling for reserves that would be dedicated to its facilities.

Exploration and Production--Rocky Mountains

Natural gas sold in the first quarter of 1999 totaled 193,000 Mcfe, an 11% increase over the same period last year. During the fourth quarter of 1998 and first quarter of 1999, MarkWest sold its interest in three non-core properties for $1.2 million, and reinvested $1.4 million for a 49% interest in properties and gathering systems that overlap its existing San Juan Basin properties. In 1999, nearly $1 million will be spent on high-return workover activities on the purchased wells to improve production, with a goal of increasing production 20% over 1998 levels. A new fracturing technique for coal-bed methane gas production has yielded very good results on four wells. Three wells were refractured using the new technique, and production increased from 700 Mcfd to 1,350 Mcfd. A new well was fractured for the first time with an initial flow rate of 2,000 Mcfd and an anticipated production rate of 750 Mcfd. MarkWest owns a 49% working interest in this production. MarkWest has about 40 additional locations where this technique can be applied.

Three Months Ended March 31, 1999, Compared to the Three Months Ended March 31, 1998 (in thousands)

                                                  1999                    1998                   $ Change
                                          -------------------     -------------------     --------------------

Revenue..............................                 $22,091                 $20,302                  $ 1,789
Gross profit (1).....................                 $ 2,524                 $ 3,308                  $  (784)

Income before income taxes...........                 $   158                 $ 1,410                  $(1,252)
Provision for income taxes...........                      47                     493                     (446)
Net income...........................                 $   111                 $   917                  $  (806)
                                          ===================     ===================     ====================

(1) Excludes interest income, general and administrative expense and interest expense.

Revenues

Gathering, processing and marketing revenue. Gathering, processing and marketing revenue increased $2.0 million or 10% for the three months ended March 31, 1999, compared to the same period in 1998. The revenue increase was principally attributable to a 78% increase in the volume of gas gathered and processed in Michigan and an increase in the Company's gas marketing revenues during the three months ended March 31, 1999, compared to the three months ended March 31, 1998. Gas processed in the Company's Michigan operations contributed both fee-based processing income and revenues from the sale of propane and other liquids extracted at the Company's NGL extraction plant. The volume of NGLs marketed from the Company's Siloam fractionation facility and terminals was predominantly offset by lower sales prices.

Oil and gas revenue.   Oil and gas revenue decreased $92,000 or 26% for the
three months ended March 31, 1999, compared to the same time period in 1998. This decrease was principally attributable to a 34% decrease in unit price from the prior year, which was partially offset by an 11% increase in gas production from the prior year.

Costs and Expenses

Cost of sales. Cost of sales increased $2.0 million or 15% for the three months ended March 31, 1999, compared to the same time period in 1998. The Company's growing gas marketing and Michigan operations accounted for the majority of the increase, primarily as a result of an increase in volumes. Lower NGL unit costs at the Company's Appalachian operations were predominantly offset by higher volumes.

Operating expenses. Operating expenses increased $316,000 or 12% for the three months ended March 31, 1999, compared to the three months ended March 31, 1998. The increase in operating expenses was attributable to several factors, including higher volumes sold and the lease expense associated with the three compressors being leased at the Company's Kenova facility. MarkWest sold and leased back the compressors beginning in the third quarter of 1998. These increases were partially offset by lower operating expenses at the Company's Michigan operations in the first quarter of 1999 compared to the same period in 1998.

Depreciation, depletion and amortization. Depreciation, depletion and amortization expense increased $333,000 or 34% for the three months ended March 31, 1999, compared to the three months ended March 31, 1998, principally from the completion of pipeline extensions in Michigan.

Interest expense. Interest expense increased $353,000 for the three months ended March 31, 1999, compared to the three months ended March 31, 1998. The increase in interest expense was caused by a $5.4 million increase in average outstanding long-term debt and a higher average interest rate (7.9% for the period ended March 31, 1999, versus 6.4% for the same period in 1998) on borrowings under the Company's credit facility.

Liquidity and Capital Resources


The Company's sources of liquidity and capital resources historically have been net cash provided by operating activities and proceeds from the issuance of long-term debt and equity. In the past, these sources have been sufficient to meet the Company's needs and finance the growth of its business.

The following summary table reflects comparative cash flows for the Company for the three months ended March 31, 1999 and 1998 (in thousands):

                                                                            For the three months ended March 31,
                                                                           1999                             1998
                                                              ---------------------------      ----------------------------

Net cash provided by operating activities before change
 in working capital......................................                  $ 1,398                        $ 2,346

Net cash provided by operating activities from change in
 working capital.........................................                    3,656                          9,024

Net cash used in investing activities....................                   (1,715)                        (3,910)
Net cash used in financing activities....................                   (4,882)                        (6,704)

For the three months ended March 31, 1999, net cash provided by operating activities before adjustments for working capital decreased $0.9 million from the same period in 1998, primarily as a result of a decrease in gross profit since 1998. Net cash provided by operating activities from the change in working capital decreased $5.4 million for the quarter ended March 31, 1999, compared to the same time period in 1998. The change in working capital was principally driven by a $2.3 million increase in accounts receivable, stemming from a late start to the 1998-1999 winter, during the three months ended March 31, 1999. In contrast, accounts receivable decreased by $4.3 million over the same time period in 1998.

Cash used in investing activities decreased $2.2 million for the three months ended March 31, 1999, compared to the three months ended March 31, 1998, primarily related to higher capital expenditures made in the first quarter of 1998 (see further discussion under "Capital Investment Program").

For the three months ended March 31, 1999, cash used in financing activities was $4.8 million, a decrease of $1.8 million compared to the same time period in 1998, as less net debt repayments occurred.

Financing Facilities

At March 31, 1999, the Company had approximately $43.6 million of available credit, of which net debt (debt less cash) of $33.1 million had been utilized, and working capital of $6.8 million. The Company believes that cash provided by operating activities, together with amounts available to be borrowed under its financing facilities, will provide sufficient funds to maintain its existing facilities and fund its current capital expenditure program. As 1999 progresses, the Company's credit availability is expected to increase as its Michigan volumes contribute more to the trailing cash flow calculation, the determinant of the Company's available credit, even if processing margins continue to be low.

In early 1999, the Company concluded the sale of non-core Rocky Mountain producing property interests generating $0.4 million, and plans to sell its corporate office building (and leaseback current office space) and other non-core assets for proceeds in excess of $11 million to increase its financial flexibility to pursue new processing opportunities. Depending on the timing and amount of the Company's future projects, it may be required to seek additional sources of capital. While the Company believes that it would be able to secure additional financing on terms acceptable to the Company, if required, no assurance can be given that it will be able to do so.

Capital Investment Program

The Company's capital investment program for 1999 is estimated at $5.7 million, up from the $5.3 million previously estimated. Rocky Mountain exploration and production activities will total $3.1 million. The remaining capital programs for 1999 include various maintenance projects in Appalachia and Michigan, completion of various 1998 Michigan projects, and funding of several drilling projects in Michigan. For the three months ended March 31, 1999, the Company's capital expenditures totaled approximately $2.2 million, including $1.4 million for properties acquired in the San Juan Basin.

Risk Management Activities


During the three months ended March 31, 1999 and 1998, no gains or losses were recognized in operating income on the settlement of propane and natural gas futures. Financial instrument gains and losses on hedging activities were generally offset by amounts realized from the sale of the underlying products in the physical market.

During March and April 1999, the Company locked in a $0.96/MMBtu margin on up to 240,000 MMBtus per month for the May-September 1999 time frame. These margins were obtained through the purchase of natural gas forward contracts with predetermined BTU differentials based upon certain index propane prices. Additionally, as of March 31, 1999, the Company was short 58,000 MMBtus at $2.12/MMBtu pertaining to its gas marketing activities. The Company was short 734,027 MMBtus at $1.68/MMBtu related to its processing operations.

At March 31, 1999 and 1998, the Company had no material notional quantities of NGL, natural gas, or crude oil futures, swaps or options.

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

Many of the Company's computer systems, which include both financial systems and plant control systems, are purchased from third-party vendors who have represented to the Company that they are Year 2000 compliant. In some cases, the Company has upgraded or plans to upgrade to the most recent release. A complete analysis of the Company's Year 2000 Issue, including an evaluation of the extent to which the Company is vulnerable to the failure of significant customers and suppliers to properly remediate their own Year 2000 Issue, was completed in early 1999. Remediation has begun and is expected to be completed during the third quarter of 1999. A contingency plan to deal with unexpected Year 2000 issues will also be completed in the third quarter of 1999. Based upon current information, the Company estimates that the total cost of its Year 2000 initiative will be approximately $110,000. The Year 2000 costs include all activities undertaken on Year 2000 related matters across the Company, including, but not limited to, remediation, testing, third-party review, risk mitigation and contingency planning. All Year 2000 costs have been and will continue to be funded through operating cash flow and are expensed in the period in which they are incurred. The Company believes that total Year 2000 project costs will not be material to the Company's results of operations, liquidity or capital resources, and that as a result of the Company's efforts, Year 2000 should have little impact on the Company's computer systems.

Item 3.  Quantitative and Qualitative Disclosures about Market Risk

Reference is made to Risk Management Activities in Item 2 of this Form 10-Q.

PART II.   OTHER INFORMATION

Item 1.  Legal Proceedings

Reference is made to Note 3 of the Company's Consolidated Financial Statements in Item 1 of this Form 10-Q.

Item 6.  Exhibits and Reports on Form 8-K

(a)   Exhibits

      11 -- Statement regarding computation of earnings per share. 27 -- Financial Data Schedule.

(b)   Reports on Form 8-K

      None filed in the first quarter of 1999.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                MarkWest Hydrocarbon, Inc.
                                (Registrant)




Date:   May 5, 1999             By: /s/ Gerald A. Tywoniuk
                                    -------------------------------------
                                        Gerald A. Tywoniuk
                                Chief Financial Officer and
                                Vice President of Finance
                                (On Behalf of the Registrant and as
                                 Principal Financial and Accounting Officer)