Form 10-Q/A
period 1999-03-31
MARKWEST HYDROCARBON INC
filed 1999-05-17
CIK 1019756

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

            For the transition period from __________ to __________

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
                           (000s, except share data)

                                                                                            March 31,
                                                                                              1999          December 31,
                                        ASSETS                                             (Unaudited)          1998
                                                                                       --------------       ------------

Current assets:
    Cash and cash equivalents..........................................................      $    512           $  2,055
    Receivables, net of allowance for doubtful accounts of $120 and $120,
         respectively..................................................................        10,030              7,738
    Inventories........................................................................         1,591              4,583
    Prepaid feedstock..................................................................            --              1,957
    Income taxes receivable............................................................         2,233              2,763
    Other assets.......................................................................           365                289
                                                                                       --------------       ------------
        Total current assets...........................................................        14,731             19,385

Property and equipment:
    Gas processing, gathering, storage and marketing equipment.........................        77,397             78,018
    Oil and gas properties and equipment...............................................        10,284              9,207
    Land, buildings and other equipment................................................        11,427             11,240
    Construction in progress...........................................................         5,075              4,466
                                                                                       --------------       ------------
                                                                                              104,183            102,931
    Less: accumulated depreciation, depletion and amortization.........................       (20,854)           (19,609)
                                                                                       --------------       ------------
        Total property and equipment, net..............................................        83,329             83,322

Intangible assets, net of accumulated amortization of $227 and $169, respectively......           847                924
                                                                                       --------------       ------------

Total assets...........................................................................      $ 98,907           $103,631
                                                                                       ==============       ============

                          LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
    Trade accounts payable.............................................................      $  1,382           $  2,765
    Accrued liabilities................................................................         6,530              5,094
    Current portion of long-term debt..................................................            64                 63
                                                                                       --------------       ------------

        Total current liabilities......................................................         7,976              7,922

Deferred income taxes..................................................................         7,077              7,077
Long-term debt.........................................................................        33,582             38,597

Stockholders' equity:
    Preferred stock, par value $0.01, 5,000,000 shares authorized, 0 shares outstanding            --                 --
    Common stock, par value $0.01, 20,000,000 shares authorized, 8,531,206 and
     8,531,206 shares issued, respectively.............................................            85                 85
    Additional paid-in capital.........................................................        42,580             42,693
    Retained earnings..................................................................         8,083              7,978
    Treasury stock, 41,430 and 60,300 shares, respectively.............................          (476)              (721)
                                                                                       --------------       ------------
              Total stockholders' equity..............................................        50,272             50,035
                                                                                       --------------       ------------
Total liabilities and stockholders' equity.............................................      $ 98,907           $103,631
                                                                                       ==============       ============

  The accompanying notes are an integral part of these financial statements.

                           MARKWEST HYDROCARBON, INC.
                      CONSOLIDATED STATEMENT OF OPERATIONS
                                  (UNAUDITED)
                         (000s, except per share data)

                                                                              For the three months ended
                                                                                       March 31,
                                                                             1999                          1998
                                                                  ------------------------      ------------------------
Revenues:
    Gathering, processing and marketing revenue..............                      $21,828                       $19,854
    Oil and gas revenue, net of transportation and taxes.....                          265                           357
    Interest income..........................................                           14                            71
    Other income (expense)...................................                          (16)                           20
                                                                  ------------------------      ------------------------

            Total revenue....................................                       22,091                        20,302
                                                                  ------------------------      ------------------------

Costs and expenses:
    Cost of sales............................................                       15,265                        13,284
    Operating expenses.......................................                        2,985                         2,669
    General and administrative expenses......................                        1,580                         1,522
    Depreciation, depletion and amortization.................                        1,303                           970
    Interest expense.........................................                          800                           447
                                                                  ------------------------      ------------------------

            Total costs and expenses.........................                       21,933                        18,892
                                                                  ------------------------      ------------------------

Income before income taxes...................................                          158                         1,410

Provision for income taxes:
    Current..................................................                           51                            34
    Deferred.................................................                           (4)                          459
                                                                  ------------------------      ------------------------
                                                                                        47                           493
                                                                  ------------------------      ------------------------

Net income...................................................                      $   111                       $   917
                                                                  ========================      ========================

Basic earnings per share.....................................                      $  0.01                       $  0.11
                                                                  ========================      ========================
Earnings per share assuming dilution.........................                      $  0.01                       $  0.11
                                                                  ========================      ========================
Weighted average number of outstanding shares of common stock
                                                                                     8,478                         8,496
                                                                  ========================      ========================

  The accompanying notes are an integral part of these financial statements.

                           MARKWEST HYDROCARBON, INC.
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                  (UNAUDITED)
                                     (000s)

                                                                                                For the three months
                                                                                                  ended March 31,
                                                                                             1999                      1998
                                                                                    --------------------      -------------------

Cash flows from operating activities:
Net income......................................................................                 $   111                 $    917
 Add income items that do not affect working capital:
   Depreciation, depletion and amortization.....................................                   1,303                      970
   Deferred income taxes........................................................                      (4)                     459
   Gain on sale of assets.......................................................                     (12)                      --
                                                                                    --------------------      -------------------
                                                                                                   1,398                    2,346

 Adjustments to working capital:
    (Increase) decrease in receivables..........................................                  (2,292)                   4,331
    Decrease in inventories.....................................................                   2,992                    2,575
    Decrease in prepaid expenses and other assets...............................                   2,411                    2,403
    Increase (decrease) in accounts payable and accrued liabilities.............                     545                     (285)
                                                                                    --------------------      -------------------
                                                                                                   3,656                    9,024

Net cash provided by operating activities.......................................                   5,054                   11,370

Cash flows from investing activities:
    Capital expenditures........................................................                  (2,153)                  (3,880)
  Proceeds from sale of assets..................................................                     420                       --
    Change in intangible assets.................................................                      18                      (30)
                                                                                    --------------------      -------------------

     Net cash used in investing activities......................................                  (1,715)                  (3,910)

Cash flows from financing activities:
    Proceeds from long-term debt................................................                   4,798                    8,700
    Repayment of long-term debt.................................................                  (9,812)                 (15,455)
    Net reissuance of treasury stock............................................                     132                       --
    Other.......................................................................                      --                       51
                                                                                    --------------------      -------------------

Net cash used in financing activities...........................................                  (4,882)                  (6,704)
                                                                                    --------------------      -------------------

Net (decrease) increase in cash and cash equivalents............................                  (1,543)                     756

Cash and cash equivalents at beginning of period................................                   2,055                    1,493
                                                                                    --------------------      -------------------

Cash and cash equivalents at end of period......................................                 $   512                 $  2,249
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

NOTE 4.  SEGMENT REPORTING

In 1998, the Company adopted SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information. The Company's operations are classified into two reportable segments, as follows:

     (1) Processing and Related Services--provides compression, gathering, treatment and NGL extraction, and fractionation services; also purchases and markets natural gas and NGLs; and
     (2) Exploration and Production--explores for and produces natural gas.

MarkWest evaluates the performance of its segments and allocates resources to them based on gross operating income. There are no intersegment revenues. MarkWest's business is conducted solely in the United States.

The table below presents information about gross operating income for the reported segments for the quarters ended March 31, 1999 and 1998. Asset information by reportable segment is not reported, since MarkWest does not produce such information internally.

                                              Processing and Related
                                                     Services                  Exploration and Production             Total
                                          -----------------------------      ----------------------------     ---------------------
For the Quarter ended March 31, 1999 (in
 000s):
Revenues..................................            $21,828                              $265                    $22,093
Gross operating income....................            $ 3,700                              $143                    $ 3,843

For the Quarter ended March 31, 1998 (in
 000s):
Revenues..................................            $19,854                              $357                    $20,211
Gross operating income....................            $ 3,978                              $280                    $ 4,258

A reconciliation of total segment revenues to total consolidated revenues and of total segment gross operating income to total consolidated income, for the quarters ended March 31, 1999 and 1998, is as follows:

                                                                         1999                      1998
                                                               ---------------------      ---------------------
Revenues:
    Total segment revenues.....................................              $22,093                    $20,211
    Interest income............................................                   14                         71
    Other income (expense).....................................                  (16)                        20
          Total consolidated revenues..........................              $22,091                    $20,302
                                                               =====================      =====================

Gross operating income:
    Total segment gross operating income.......................              $ 3,843                    $ 4,258
    General and administrative expenses........................               (1,580)                    (1,522)
    Depreciation and amortization..............................               (1,303)                      (970)
    Interest expense...........................................                 (800)                      (447)
    Interest income............................................                   14                         71
    Other income (expense).....................................                  (16)                        20
                                                               ---------------------      ---------------------
          Consolidated income before taxes.....................              $   158                    $ 1,410
                                                               =====================      =====================