Form 10-Q
period 1999-06-30
MARKWEST HYDROCARBON INC
filed 1999-08-16
CIK 1019756

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

                 For the quarterly period ended June 30, 1999

                                      OR

[_]        TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

           For the transition period from           to
                                         ----------    ----------

                         Commission File Number 1-11566

                          MARKWEST HYDROCARBON, INC.
            (Exact name of registrant as specified in its charter)


           Delaware                                            84-1352233
(State or other jurisdiction of                             (I.R.S. Employer
 incorporation or organization)                            Identification No.)

        155 Inverness Drive West, Suite 200, Englewood, CO  80112-5000
                   (Address of principal executive offices)

       Registrant's telephone number, including area code:  303-290-8700


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes   X    No
     ---      ---

The registrant had 8,471,205 shares of common stock, $.01 per share par value, outstanding as of August 11, 1999.

--------------------------------------------------------------------------------

--------------------------------------------------------------------------------

PART I--FINANCIAL INFORMATION                                                                         Page
                                                                                                   --------
Item 1.  Consolidated Financial Statements
            Consolidated Balance Sheet at June 30, 1999 and December 31, 1998.........                 1

            Consolidated Statement of Operations for the Three and Six Months
             Ended June 30, 1999 and 1998.............................................                 2

            Consolidated Statement of Cash Flows for the Three and Six Months Ended
             June 30, 1999 and 1998...................................................                 3

            Notes to the Consolidated Financial Statements............................                 4

Item 2.  Management's Discussion and Analysis of Financial Condition and
            Results of Operations.....................................................                 6

Item 3.  Quantitative and Qualitative Disclosures About Market Risk...................                12

PART II--OTHER INFORMATION

Item 1.  Legal Proceedings............................................................                12
Item 4.  Submission of Matters to a Vote of Security Holders..........................                12
Item 6.  Exhibits and Reports on Form 8-K.............................................                12

SIGNATURES............................................................................                14

-------------------------------------------------------------------------------

Glossary of Terms

Mcf:    thousand cubic feet of natural gas
MMgal:  million gallons
MMBtu:  million British thermal units, an energy measurement
MMcfd:  million cubic feet per day
NGL:    natural gas liquids, such as propane, butanes and natural gasoline

One barrel of oil or NGL is the energy equivalent of six Mcf of natural gas.

PART I--FINANCIAL INFORMATION
Item 1. Consolidated Financial Statements

                          MARKWEST HYDROCARBON, INC.
                          CONSOLIDATED BALANCE SHEET
                           (000s, except share data)

                                                                                              June 30,
                                                                                               1999             December 31,
                                                                                            (Unaudited)             1998
                                                                                            -----------         ------------
Current assets:
    Cash and cash equivalents.........................................................        $  1,696              $  2,055
    Receivables, net of allowance for doubtful accounts of $120 and $120,
         respectively.................................................................           9,887                 7,738
    Inventories.......................................................................           4,846                 4,583
    Prepaid feedstock.................................................................              --                 1,957
    Income taxes receivable...........................................................             130                 2,763
    Other assets......................................................................             350                   289
                                                                                              --------              --------
        Total current assets..........................................................          16,909                19,385

Property and equipment:
    Gas processing, gathering, storage and marketing equipment........................          77,003                78,018
    Oil and gas properties and equipment..............................................          11,069                 9,207
    Land, buildings and other equipment...............................................          11,334                11,240
    Construction in progress..........................................................           1,319                 4,466
                                                                                              --------              --------
                                                                                               100,725               102,931
    Less: accumulated depreciation, depletion and amortization........................         (20,407)              (19,609)
                                                                                              --------              --------
        Total property and equipment, net.............................................          80,318                83,322

Intangible assets, net of accumulated amortization of $285 and $169, respectively.....             788                   924
                                                                                              --------              --------

Total assets..........................................................................        $ 98,015              $103,631
                                                                                              ========              ========

                     LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
    Trade accounts payable............................................................        $  1,587              $  2,765
    Accrued liabilities...............................................................          11,758                 5,094
    Current portion of long-term debt.................................................              65                    63
                                                                                              --------              --------
        Total current liabilities.....................................................          13,410                 7,922

Deferred income taxes.................................................................           7,151                 7,077
Long-term debt........................................................................          26,567                38,597

Stockholders' equity:
    Preferred stock, par value $0.01, 5,000,000 shares authorized, 0 shares issued
     and outstanding..................................................................              --                    --

    Common stock, par value $0.01, 20,000,000 shares authorized, 8,494,275 and
     8,531,206 shares issued, respectively............................................              85                    85

    Additional paid-in capital........................................................          42,565                42,693
    Retained earnings.................................................................           8,660                 7,978
    Treasury stock, 36,931 and 60,300 shares, respectively............................            (423)                 (721)
                                                                                              --------              --------
        Total stockholders' equity....................................................          50,887                50,035
                                                                                              --------              --------
Total liabilities and stockholders' equity............................................        $ 98,015              $103,631
                                                                                              ========              ========

  The accompanying notes are an integral part of these financial statements.

                           MARKWEST HYDROCARBON, INC.
                      CONSOLIDATED STATEMENT OF OPERATIONS
                                  (UNAUDITED)
                         (000s, except per share data)


                                                                  For the three months ended        For the six months ended
                                                                           June 30,                         June 30,
                                                                    1999              1998            1999            1998
                                                                  ---------         --------        --------        -------
Revenues:
    Gathering, processing and marketing revenue............         $17,511          $10,762         $39,339         $30,617
    Oil and gas revenue, net of transportation and
      taxes................................................             467              248             732             606
    Interest income........................................              12               44              26             115
    Gain on sale of West Memphis terminal..................           2,509               --           2,509              --
    Other income (expense).................................             (29)              --             (45)             21
                                                                  ---------         --------        --------        --------

            Total revenues.................................          20,470           11,054          42,561          31,359
                                                                  ---------         --------        --------        --------

Costs and expenses:
    Cost of sales..........................................          12,971            7,587          28,236          20,871
    Operating expenses.....................................           2,922            2,385           5,906           5,100
    General and administrative expenses....................           1,682            1,269           3,263           2,746
    Depreciation, depletion and amortization...............           1,311            1,136           2,614           2,107
    Interest expense.......................................             631              445           1,432             893
                                                                  ---------         --------        --------        --------

            Total costs and expenses.......................          19,517           12,822          41,451          31,717
                                                                  ---------         --------        --------        --------

Income (loss) before income taxes..........................             953           (1,768)          1,110            (358)

Provision (benefit) for income taxes:
    Current................................................             302           (1,156)            349          (1,122)
    Deferred...............................................              74              528              74             987
                                                                  ---------         --------        --------        --------
                                                                        376             (628)            423            (135)
                                                                  ---------         --------        --------        --------

Net income (loss)..........................................         $   577          $(1,140)        $   687         $  (223)
                                                                  =========         ========        ========        ========

Basic earnings (loss) per share of common stock............         $  0.07          $ (0.13)        $  0.08         $ (0.03)
                                                                  =========         ========        ========        ========
Earnings (loss) per share assuming dilution................         $  0.07          $ (0.13)        $  0.08         $ (0.03)
                                                                  =========         ========        ========        ========
Weighted average number of outstanding shares of common
 stock.....................................................           8,492            8,500           8,485           8,498
                                                                   ========          =======         =======         =======

  The accompanying notes are an integral part of these financial statements.

                           MARKWEST HYDROCARBON, INC.
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                  (UNAUDITED)
                                     (000s)

                                                                           For the three months           For the six months
                                                                              ended June 30,                ended June 30,
                                                                           1999           1998           1999           1998
                                                                         --------        -------       --------       --------
Cash flows from operating activities:
     Net income (loss).............................................      $    577        $(1,140)      $    687       $   (223)
     Add income items that do not affect working capital:
         Depreciation, depletion and amortization..................         1,311          1,136          2,614          2,107
         Deferred income taxes.....................................            74            528             74            987
         Gain on sale of assets....................................           (11)            --            (21)           ---
         Gain on sale of West Memphis terminal.....................        (2,509)            --         (2,509)           ---
                                                                         --------        -------       --------       --------
                                                                             (558)           524            845          2,871

     Adjustments to working capital:
         (Increase) decrease in accounts receivable................           143             48         (2,149)         4,379
         (Increase) decrease in inventories........................        (3,255)        (2,022)          (263)           553
         (Increase) decrease in prepaid expenses and other assets..         2,118         (1,022)         4,529          1,381
         Increase (decrease) in accounts payable and accrued
          liabilities..............................................         5,433           (171)         5,978           (456)
                                                                          --------        -------       --------       --------
                                                                            4,439         (3,167)         8,095          5,857

             Net cash provided by (used in) operating activities...         3,881         (2,643)         8,940          8,728

Cash flows from investing activities:
         Capital expenditures......................................        (1,649)        (4,985)        (3,802)        (8,865)
         Proceeds from sale of assets..............................         5,927             --          6,347             --
         (Increase) decrease in note receivable and intangible
               assets..............................................             1           (398)            20           (428)
                                                                         --------        -------       --------       --------

             Net cash provided by (used in) investing activities...         4,279         (5,383)         2,565         (9,293)

Cash flows from financing activities:
        Proceeds from long-term debt...............................         7,000         11,500         11,619         20,200
        Repayment of long-term debt................................       (14,013)        (5,052)       (23,652)       (20,508)
        Net reissuance of treasury stock...........................            37             --            169             --
        Other......................................................            --             (2)            --             49
                                                                         --------        -------       --------       --------

              Net cash provided by (used in) financing activities..        (6,976)         6,446        (11,864)          (259)
                                                                         --------        -------       --------       --------

Net increase (decrease) in cash and cash equivalents...............         1,184         (1,580)          (359)          (824)

Cash and cash equivalents at beginning of period...................           512          2,249          2,055          1,493
                                                                         --------        -------       --------       --------
Cash and cash equivalents at end of period.........................      $  1,696        $   669       $  1,696       $    669
                                                                         ========        =======       ========       ========

  The accompanying notes are an integral part of these financial statements.

                          MARKWEST HYDROCARBON, INC.
                       NOTES TO THE FINANCIAL STATEMENTS

NOTE 1. GENERAL

The consolidated financial statements include the accounts of MarkWest Hydrocarbon, Inc. ("MarkWest" or the "Company"), and its wholly owned subsidiaries: MarkWest Resources, Inc., MarkWest Michigan, Inc. and 155 Inverness, Inc. All significant intercompany accounts and transactions have been eliminated in consolidation.

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

NOTE 2. LONG-TERM DEBT

Effective May 13, 1999, the Company amended its existing credit agreement. The amended credit agreement provides for a maximum borrowing amount of $45 million pursuant to a revolving loan commitment. Actual borrowing limits may be a lesser amount, depending on trailing cash flow, as defined in the agreement.

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

In April 1998, Columbia filed a Complaint against MarkWest in the United States District Court for the Southern District of West Virginia. The Complaint seeks declaratory relief that certain agreements, or certain specified provisions thereof, are void and that MarkWest is in breach of the Federal Energy Regulatory Commission-approved settlement agreement under which MarkWest was to acquire the Cobb plant and operate the Boldman plant. The certain agreements concern, among other matters, Columbia's obligation to guarantee the delivery of natural gas or NGL to MarkWest. In the Complaint, Columbia also seeks injunctive relief to enjoin MarkWest from interfering with arrangements Columbia may seek to undertake with natural gas producers and suppliers and with negotiations Columbia may pursue with third parties to terminate its interests in the products extraction business. In the third quarter of 1998, the District Court judge stayed proceedings pending the binding arbitration noted above. Arbitration hearings initially scheduled to commence in March 1999 were rescheduled to the fourth quarter of 1999. Management believes it will prevail in its position and, accordingly, the outcome of this dispute is not likely to have a material effect on the financial condition, results of operations or prospects of MarkWest.

                          MARKWEST HYDROCARBON, INC.
                       NOTES TO THE FINANCIAL STATEMENTS

NOTE 4. SEGMENT REPORTING

In 1998, the Company adopted SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information. The Company's operations are classified into two reportable segments, as follows:

     (1) Processing and Related Services--provides compression, gathering, treatment and NGL extraction, and fractionation services; also purchases and markets natural gas and NGL; and
     (2)  Exploration and Production--explores for and produces natural gas.

MarkWest evaluates the performance of its segments and allocates resources to them based on gross operating income. There are no intersegment revenues. MarkWest's business is conducted solely in the United States.

The table below presents information about gross operating income for the reported segments for the second quarter of 1999 and the six months ended June 30, 1999, and for the corresponding periods in 1998. Asset information by reportable segment is not reported, since MarkWest does not produce such information internally.

                                                      Processing and Related        Exploration and
                                                             Services                 Production            Total
                                                              (000s)                    (000s)              (000s)
                                                     ----------------------         --------------      -------------
For the Quarter Ended June 30, 1999
Revenues...........................................       $   17,511                   $   467          $   17,978
Gross operating income.............................       $    1,922                   $   163          $    2,085

For the Quarter Ended June 30, 1998
Revenues...........................................       $   10,762                   $   248          $   11,010
Gross operating income.............................       $      986                   $    52          $    1,038

For the Six Months Ended June 30, 1999
Revenues...........................................       $   39,339                   $   732          $   40,071
Gross operating income.............................       $    5,624                   $   305          $    5,929

For the Six Months Ended June 30, 1998
Revenues...........................................       $   30,617                   $   606          $   31,223
Gross operating income.............................       $    4,920                   $   332          $    5,252

A reconciliation of total segment revenues to total consolidated revenues and of total segment gross operating income to total consolidated income (loss) before taxes is as follows (000s):

                                                                                            Six Months             Six Months
                                                  Quarter Ended       Quarter Ended           Ended                  Ended
                                                  June 30, 1999       June 30, 1998       June 30, 1999          June 30, 1998
                                                 ---------------     ---------------     ---------------        ---------------
Revenues:
    Total segment revenues.....................       $  17,978           $  11,010            $  40,071              $  31,223
    Interest income............................              12                  44                   26                    115
    Other income (expense).....................           2,480                  --                2,464                     21
                                                 ---------------     ---------------     ---------------        ---------------
          Total revenues.......................       $  20,470           $  11,054            $  42,561              $  31,359
                                                 ===============     ===============     ===============        ===============

Gross operating income:
    Total segment gross operating income.......       $   2,085           $   1,038            $   5,929            $    5,252
    General and administrative expenses........          (1,682)             (1,269)              (3,263)               (2,746)
    Depreciation and amortization..............          (1,311)             (1,136)              (2,614)               (2,107)
    Interest expense...........................            (631)               (445)              (1,432)                 (893)
    Interest income............................              12                  44                   26                   115
    Other income (expense).....................           2,480                  --                2,464                    21
                                                 ---------------     ---------------     ---------------        ---------------
          Income (loss) before taxes...........       $     953           $  (1,768)           $   1,110            $     (358)
                                                 ===============     ===============     ===============        ===============

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Management's Discussion and Analysis of Financial Condition and Results of Operations contains statements which, to the extent that they are not recitations of historical fact, constitute "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933 ("Section 27A") and
Section 21E of the Securities and Exchange Act of 1934 ("Section 21E"). All forward-looking statements involve risks and uncertainties. The forward-looking statements in this document are intended to be subject to the safe harbor protection provided by Sections 27A and 21E. Factors that most typically impact MarkWest's operating results and financial condition include (i) changes in general economic conditions in regions in which the Company's products are located, (ii) the availability and prices of NGL and competing commodities,
(iii) the availability and prices of raw natural gas supply, (iv) the ability of the Company to negotiate favorable marketing agreements, (v) the risks that natural gas exploration and production activities will not occur or be successful, (vi) the Company's dependence on certain significant customers, producers, gatherers and transporters of natural gas, (vii) competition from other NGL processors, including major energy companies, (viii) the Company's ability to identify and consummate acquisitions complementary to its business, and (ix) winter weather conditions. For discussions identifying other important factors that could cause actual results to differ materially from those anticipated in the forward-looking statements, see the Company's Securities and Exchange Commission filings. Forward-looking statements involve many uncertainties that are beyond the Company's ability to control and in many cases the Company cannot predict what factors would cause actual results to differ materially from those indicated by the forward-looking statements.

Second Quarter 1999 Results

For the quarter ended June 30, 1999, net income was $577,000, or $0.07 per share, on revenues of $20.5 million. Excluding the $1.5 million after-tax gain from the sale of the Company's West Memphis terminal, the net loss was $942,000, or $0.11 per share, on revenues of $18.0 million. These results compare to a net loss of $1.1 million, or $0.13 per share, on revenues of $11.1 million for the same period in 1998. Excluding the $2.5 million pretax gain from the sale of the Company's West Memphis terminal, earnings before interest, taxes, depreciation and amortization (EBITDA) totaled $374,000 for the quarter, up from a loss of $231,000 reported for the same period in 1998.

Second quarter results typically reflect seasonally low sales volumes in Appalachia; propane usage is traditionally higher during the colder months as it is consumed for heating. Second quarter 1999 operating results were an improvement over operating results from the second quarter in 1998. Increased productivity in each of the Company's three business units--Appalachia NGL production increased 7 percent, Michigan pipeline throughput increased 83 percent, and Rocky Mountain natural gas production increased 6 percent-- contributed approximately $0.9 million after-tax. This increase was partially offset by expected increases in operating, general and administrative, interest and depreciation expenses (approximately $0.8 million after-tax).

Six Months Ended June 30, 1999, Results

For the six months ended June 30, 1999, net income was $687,000, or $0.08 per share, on revenues of $42.6 million. Excluding the $1.5 million after-tax gain from the sale of the Company's West Memphis terminal, the net loss was $866,000, or $0.10 per share, on revenues of $40.1 million. This compares to a net loss of $223,000, or $0.03 per share, on revenues of $31.4 million for the six months ended June 30, 1998. Margins at MarkWest's Appalachian operations were down $1.0 million after-tax for the six months ended June 30, 1999, compared to results from the same period in 1998. Expected increases in operating, general and administrative, interest and depreciation expenses further decreased results $1.5 million after-tax. These unfavorable variances were partially offset by the NGL sales volume increase in Appalachia ($0.5 million after-tax) and the increase in Michigan throughput volumes ($1.2 million after-tax).

Operating Statistics

                                             Three Months Ended June 30,         Six Months Ended June 30,
                                         ---------------------------------  -------------------------------
                                             1999      1998     % Change        1999      1998     % Change
                                         ---------------------------------  -------------------------------
Appalachia:
 NGL production--Siloam plant (MMgal)      25.8      24.3          7%           53.9        51.2        5%
 NGLs marketed--Siloam plant (MMgal)       21.2      18.5         15%           56.9        47.2       21%
 Processing margin per gallon (1)
   Average NGL sales price               $0.322    $0.301          7%         $0.288      $0.331      (13%)
   Average natural gas cost (2)          $0.258    $0.248          4%         $0.219      $0.251      (13%)
                                         ------    ------                     ------      ------
   Processing margin per gallon          $0.064    $0.053         21%         $0.069      $0.080      (14%)
 Processing margin per MMBtu (1)
   Average NGL sales price               $ 3.29    $ 3.10                     $ 2.99      $ 3.43
   Average natural gas cost (2)          $ 2.64    $ 2.55                     $ 2.27      $ 2.60
                                         ------    ------                     ------      ------
   Processing margin per MMBtu           $ 0.65    $ 0.55                     $ 0.72      $ 0.83
Michigan:
 Pipeline throughput (MMcfd)               17.3       9.5         83%           19.3        10.7       80%
 NGLs marketed (MMgal)                      3.4       1.4        150%            7.2         3.2      123%
Rocky Mountains:
 Natural gas sold (MMcfd)                   2.8       2.7          6%            2.5         2.3        8%
-------------------------------------

(1) For convenience, processing margin is expressed both per gallon and per MMBtu.
(2) Represents cost of sales for Appalachia. Includes transportation cost of unfractionated liquids from Cobb and Boldman to Siloam and Cobb fuel charge, totaling approximately $0.20/MMBtu.

Processing and Related Services - Appalachia

Second quarter 1999 NGL production volumes totaled 26 MMgal, up 7 percent compared to the same period last year, due to the benefits of an additional compressor installed mid-1998 and to increased producer drilling. Second quarter 1999 plant NGL marketing volumes of 21 MMgal were up 15 percent from the same period last year.

As previously reported, MarkWest entered into a long-term natural gas processing services contract with a producer in Appalachia. Beginning early next year, the producer will consolidate its gas and liquids volumes into existing and expanded MarkWest facilities and a new 75 MMcfd mechanical refrigeration, natural gas liquids extraction plant to be built by MarkWest. This project will increase NGL production and significantly increase the Company's fee-based business. Depending on the final scope of the expansion of MarkWest facilities, the Company plans to spend approximately $17.3 million for related capital expenditures in 1999 and 2000, to be financed from operating cash flows and existing credit facilities.

As previously reported, the Company sold its West Memphis, Arkansas, wholesale propane terminal in the second quarter of 1999 for cash proceeds of $5.55 million. The Company realized a $1.5 million, or $0.18 per share, after-tax gain on the sale.

Production is expected, as previously announced, to be reduced by about 4 MMgal over the third and fourth quarters of 1999 due to scheduled third-party repairs on a natural gas transmission pipeline located upstream of MarkWest facilities. Similar repairs and reduction in production occurred in 1998 and are expected to occur again in 2000, at which point the project should be completed. In 1998, these repairs caused a temporary shutdown of MarkWest's Boldman plant for about two months and reduced NGL volumes at the Company's Kenova plant.

Processing and Related Services - Michigan

Pipeline throughput volumes were 17.3 MMcfd in the second quarter of 1999, up 83 percent over the same period in 1998. During the first half of 1999, a producer's delay in completing wellhead facilities prevented the connection of an estimated 7 MMcfd in production. However, during the quarter just ended, MarkWest began working with the producer to make the necessary wellhead upgrades; consequently, the wellhead facilities should be completed by mid-third quarter of 1999. The Company forecast remains at an average of 20 to 21 MMcfd in pipeline throughput for the year.

During the second quarter of 1999, MarkWest completed several arrangements to initiate drilling along the Company's transportation and processing facilities. One producer group agreed to drill four wells by the end of 1999;

MarkWest has a nine percent interest in this program. Two other companies each committed to drill a well during the fourth quarter of this year. As previously reported, during the first quarter of 1999, MarkWest signed an agreement with a producer to earn an interest in their acreage and prospects by drilling up to five wells. Currently, drilling permits are being obtained for one exploratory well to be drilled during the fourth quarter of 1999. Further exploration leads in this program are under evaluation.

Exploration and Production - Rocky Mountains

Natural gas sold in the second quarter of 1999 totaled 2.8 MMcfd, a 6 percent increase over the same period last year. As previously reported, a new fracturing technique for coalbed methane gas production was implemented during the first quarter of 1999. During the second quarter of 1999, based on the success of the new fracture technology, MarkWest initiated the expansion of compression facilities in the San Juan Basin to allow for increased volumes. Upon completion of the compression facilities expansion, the Company anticipates additional volumes of 1.0 to 1.5 MMcfd. MarkWest has approximately 40 additional locations to apply the new fracture technology.

Three Months Ended June 30, 1999, Compared to the Three Months Ended June 30, 1998 (in 000s)

                                                           1999 (1)                     1998                     $ Change
                                                   --------------------       --------------------       --------------------
Revenues.....................................               $ 17,961                  $  11,054                  $  6,907
Gross profit (loss) (2)......................               $    745                  $     (98)                 $    843

Income (loss) before income taxes............               $ (1,556)                 $  (1,768)                 $    212
Provision (benefit) for income taxes.........                   (614)                      (628)                      (14)
                                                   --------------------       --------------------       --------------------
Net income (loss)............................               $   (942)                   $(1,140)                  $   198
                                                   ====================       ====================       ====================
---------------------------------------------

(1) Excludes $2.5 million gain ($1.5 million after-tax) on the sale of the Company's West Memphis terminal.
(2) Excludes interest income, general and administrative expense and interest expense.

Revenues

Gathering, processing and marketing revenue. Gathering, processing and marketing revenue increased $6.7 million or 63 percent for the three months ended June 30, 1999, compared to the same period in 1998. The revenue increase was principally attributable to a $4.2 million increase in the Company's new gas
marketing operations.   An 83 percent increase in the volume of gas gathered and
processed in Michigan added an incremental $1.3 million in revenues for the quarter ended June 30, 1999. Gas processed in the Company's Michigan operations contributed both fee-based processing income and revenues from the sale of propane and other liquids extracted at the Company's NGL extraction facility.
At the Company's Siloam fractionation facility, a 7 percent or $0.5 million increase in the average NGL sales price coupled with a 15 percent or $0.8 million increase in gallons sold contributed $1.3 million to the increase in revenues.

Oil and gas revenue.   Oil and gas revenue increased by $219,000 for the three
months ended June 30, 1999, compared to the same period in 1998.   The increase
is principally attributable to a 77 percent increase in unit sales prices. A 6 percent increase in volumes sold also contributed to the overall revenue increase.

Costs and Expenses

Cost of sales.   Cost of sales increased $5.4 million or 71 percent for the three months ended June 30, 1999, compared to the same period in 1998. The increase was primarily caused by a $4.4 million increase in gas marketing purchases and a $0.2 million increase in Michigan NGL sold. A 4 percent or $0.2 million increase in Appalachia natural gas costs plus a 15 percent or $0.7 million increase in volumes sold at the Company's Siloam facility combined to increase cost of sales by $0.9 million.

Operating expenses. Operational expenses increased $537,000 or 23 percent for the three months ended June 30, 1999, compared to the three months ended June 30, 1998. The increase in operating expenses was principally attributable to two factors. First, MarkWest sold and leased back three compressors at its Kenova processing plant beginning in the third quarter of 1998. Consequently, second quarter 1999 operating expenses include lease expense whereas second quarter 1998 results do not. Secondly, second quarter 1998 operating expenses were lower due to a sales and use tax refund.

General and administrative expenses.   General and administrative expenses
increased $413,000 or 33 percent for the three months ended June 30, 1999, compared to the same period in 1998. The increase was primarily the result of two items. First, the Company did not pay its employees bonuses in 1998 due to poor market conditions and associated operating results. First quarter 1998 accrued bonus expense was reversed during the second quarter of 1998. Second, legal fees increased due to the Company's ongoing arbitration with Columbia.

Depreciation, depletion and amortization.    Depreciation, depletion and
amortization increased $175,000 or 15 percent for the second quarter of 1999 compared to the second quarter of 1998, principally from the completion of pipeline extensions in Michigan.

Interest expense.   Interest expense increased $186,000 for the second quarter of 1999 compared to the second quarter of 1998. This increase was caused by higher average debt balances and an increase in average interest rates.

Six Months Ended June 30, 1999, Compared to the Six Months Ended June 30, 1998 (in 000s)

                                                           1999 (1)                     1998                     $ Change
                                                   --------------------       --------------------       --------------------
Revenues.....................................              $ 40,052                    $31,359                   $ 8,693
Gross profit (loss) (2)......................              $  3,270                    $ 3,166                   $   104

Income (loss) before income taxes............              $ (1,399)                   $  (358)                  $(1,041)
Provision for income taxes...................                  (533)                      (135)                      398
                                                        -----------                 ----------                ----------
Net income (loss)............................              $   (866)                   $  (223)                  $  (643)
                                                        ===========                 ==========                ==========
---------------------------------------------

(1) Excludes $2.5 million gain ($1.5 million after-tax) on the sale of the Company's West Memphis terminal.
(2) Excludes interest income, general and administrative expense and interest expense.

Revenues

Gathering, processing and marketing revenue.   Gathering, processing and
marketing revenue increased $8.7 million or 28 percent for the six months ended June 30, 1999, compared to the same period in 1998. The revenue increase was principally attributable to a $6.0 million increase in the Company's rapidly
expanding gas marketing operations.   An 80 percent increase in the volume of
gas gathered and processed in Michigan added an incremental $2.9 million to the six months ended June 30, 1999. Gas processed in the Company's Michigan operations contributed both fee-based processing income and revenues from the sale of propane and other liquids extracted at the Company's NGL extraction facility. At the Company's Siloam fractionation facility, a 13 percent or $2.4 million decrease in the average NGL sales price partially offset a 21 percent or $3.2 million increase in gallons sold, netting an incremental $0.8 million increase in revenues. Margins from the Company's remaining Appalachian operations decreased $0.9 million.

Oil and gas revenue.   Oil and gas revenue increased by $126,000 for the six
months ended June 30, 1999, compared to the same period in 1998.   Average sales
price per unit increased 12 percent while volumes sold increased 8 percent.

Costs and Expenses

Cost of sales.   Cost of sales increased $7.4 million or 35 percent for the six months ended June 30, 1999, compared to the same period in 1998. The increase was primarily caused by a $6.2 million increase in gas marketing purchases and $0.9 million increase in Michigan NGL sold. A 13 percent or $1.8 million decrease in average Appalachia natural gas costs partially offset a 21 percent or $2.4 million increase in volumes sold at the Company's Siloam facility resulting in an incremental increase to cost of sales of $0.6 million.

Operating expenses. Operational expenses increased $806,000 or 16 percent for the six months ended June 30, 1999, compared to the six months ended June 30, 1998. The increase in operating expenses was principally attributable to two factors. First, MarkWest sold and leased back three compressors at its Kenova processing plant beginning in the third quarter of 1998. Consequently, operating expenses from the first six months of 1999 include lease expense whereas results from the comparable time period in 1998 do not. Secondly, year to date 1998 operating expenses were lower due to a sales and use tax refund.

General and administrative expenses.   General and administrative expenses
increased $517,000 for the six months ended June 30, 1999, compared to the same period in 1998. The increase was primarily attributable to two items. First, the Company did not pay its employees bonuses in 1998 due to poor market conditions and associated operating results. Second, legal fees increased due to the Company's ongoing arbitration with Columbia.

Depreciation, depletion and amortization.    Depreciation, depletion and
amortization increased $507,000 or 24 percent for the first six months of 1999 compared to the first six months of 1998, principally from the completion of pipeline extensions in Michigan.

Interest expense.    Interest expense increased $539,000 for the six months
ended June 30, 1999 compared to the six months ended June 30, 1998. This increase was principally attributable to higher average debt balances and an increase in average interest rates.

Liquidity and Capital Resources

The Company's sources of liquidity and capital resources historically have been net cash provided by operating activities; proceeds from the issuance of long-term debt and equity; and, in 1999, proceeds from the sale of the Company's West Memphis terminal. In the past, these sources have been sufficient to meet MarkWest's needs and finance the growth of its business.

The following summary table reflects comparative cash flows for the Company for the six months ended June 30, 1999 and 1998 (in 000s):

                                                                                    For the six months ended June 30,
                                                                                   1999                           1998
                                                                       ------------------------       ------------------------
Net cash provided by operating activities before change in
 working capital.................................................               $   845                         $ 2,871

Net cash provided by operating activities from change in working
 capital.........................................................                  8,095                          5,857

Net cash provided by (used in) investing activities..............                  2,565                         (9,293)
Net cash used in financing activities............................               $(11,864)                       $  (259)

For the six months ended June 30, 1999, net cash provided by operating activities before adjustments for working capital decreased $2.0 million compared to the same period in 1998, primarily as a result of a decrease in operating income over the same time period.

Net cash provided by operating activities from the change in working capital increased $2.2 million for the six months ended June 30, 1999, compared to the same time period in 1998. The change in working capital was principally attributable to an income tax refund.

Cash provided by investing activities increased $11.9 million for the six months ended June 30, 1999, compared to the six months ended June 30, 1998. During the six months ended June 30, 1999, MarkWest received $6.3 million in gross proceeds from the sales of the Company's West Memphis terminal and non-core Rocky Mountain properties. During the first half of 1998, the Company's pipeline extension in Michigan was under construction, contributing an incremental $5.1 million in capital expenditures. This project was completed in late 1998.

For the six months ended June 30, 1999, cash used in financing activities, being net debt repayments, increased $11.6 million compared to the same period in 1998. The increase was strictly a function of the other aforementioned factors impacting cash flows.

Financing Facilities

At June 30, 1999, the Company had approximately $31.6 million of available credit, of which net debt (debt less cash) of $24.9 million had been utilized, and working capital of $3.5 million. The Company believes that cash provided by operating activities, together with amounts available to be borrowed under its financing facilities, will provide sufficient funds to maintain its existing facilities and fund its capital expenditure program. As 1999 progresses, the Company's credit availability is expected to increase as its Michigan volumes contribute more to MarkWest's trailing cash flow calculation, the determinant of the Company's available credit, even if processing margins remain low. Depending on the timing and amount of the Company's future projects, it may be required to seek additional sources of capital. Although the Company believes that, if required, it would be able to secure additional financing on terms acceptable to the Company, no assurance can be given that it will be able to do so.

Capital Investment Program

The Company's capital investment program for 1999 is estimated at $18 million, up from the $5.6 million previously estimated. The increase in expected capital investment stems from the Company's second quarter execution of a long-term
natural gas processing services contract with a producer in Appalachia.   As a
result of this new arrangement, MarkWest plans to expand existing facilities while building a new 75 MMcfd mechanical refrigeration, NGL extraction plant in Appalachia. Construction commences in the second half of 1999 and is anticipated to be completed in 2000. Of the Company's total capital budget of $18 million for 1999, approximately $10 million is earmarked for the new NGL extraction plant and expansion of existing MarkWest facilities in Appalachia. The remaining capital programs will focus primarily on exploration and production activities in Michigan and the Rocky Mountains. For the six months ended June 30, 1999, the Company's capital expenditures totaled approximately $3.8 million, including $1.4 million for properties acquired in the San Juan Basin.

Risk Management Activities

During the three months ended June 30, 1999 and 1998, and during the six months ended June 30, 1999 and 1998, no gains or losses were recognized in operating income on the settlement of propane and natural gas futures. Financial instrument gains and losses on hedging activities are generally offset by amounts realized from the sale of the underlying products in the physical market.

As of June 30, 1999, the Company was short 647,312 MMBtu, which were accrued at $2.26 per MMBtu, related to its processing operations. The Company's short position was covered in July 1999 at approximately its accrued price. In the San Juan Basin, MarkWest has locked in an average sales price of $1.87 per MMBtu on 225,000 MMBtu of third quarter 1999 production, an average sales price of $1.90 per MMBtu on 225,000 MMBtu of fourth quarter 1999 production, and an average sales price of $1.97 per MMBtu on 587,000 MMBtu of production from January through October 2000.

As of August 12, 1999, the Company has locked in virtually all of its forecasted Appalachian third quarter 1999 NGL sales volumes at an approximate $0.12 per gallon margin. For the fourth quarter of 1999, MarkWest has locked in 5.3 million gallons, or an estimated 15-20 percent, of Appalachian NGL sales volumes
at an approximate $0.15 per gallon margin.   These margins were obtained through
the purchase of natural gas forward contracts with predetermined Btu differentials based upon certain index propane prices; NGL basis risk has not been hedged.

At June 30, 1999, the Company had no other material notional quantities of NGL, natural gas, or crude oil futures, swaps or options. At June 30, 1998, the Company had a total of 295 long open propane futures and forward contracts representing a notional quantity of 295,000 barrels. The Company also had a total of 110 short open natural gas futures contracts representing a notional quantity of 1,100,000 MMBtu. At June 30, 1998, the Company had no other material notional quantities of crude oil futures or NGL, natural gas, or crude oil swaps or options.

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

Many of the Company's computer systems, which include both financial systems and plant control systems, are purchased from third-party vendors who have represented to the Company that they are Year 2000 compliant. In some cases, the Company has upgraded or plans to upgrade to the most recent release. A complete analysis of the

Company's Year 2000 Issue, including an evaluation of the extent to which the Company is vulnerable to the failure of significant customers and suppliers to properly remediate their own Year 2000 Issue, was completed in early 1999. Remediation has begun and is expected to be completed during the third quarter of 1999 for existing systems. The Company is evaluating new systems as they arise, and expects to have full remediation of these systems before the end of the fourth quarter. A contingency plan to deal with unexpected Year 2000 issues is being developed and will be finalized in the fourth quarter of 1999. Based upon current information, the Company estimates that the total cost of its Year 2000 initiative will be approximately $110,000. The Year 2000 costs include all activities undertaken on Year 2000 related matters across the Company, including, but not limited to, remediation, testing, third-party review, risk mitigation and contingency planning. All Year 2000 costs have been and will continue to be funded through operating cash flow and are expensed in the period in which they are incurred. The Company believes that total Year 2000 project costs will not be material to the Company's results of operations, liquidity or capital resources, and that as a result of the Company's efforts, Year 2000 should have little impact on the Company's computer systems.

Item 3.   Quantitative and Qualitative Disclosures about Market Risk

Reference is made to Risk Management Activities in Item 2 of this Form 10-Q.

PART II.  OTHER INFORMATION

Item 1.   Legal Proceedings

Reference is made to Note 3 of the Company's Consolidated Financial Statements in Item 1 of this Form 10-Q.

Item 4.   Submission of Matters to a Vote of Security Holders

At the Annual Meeting of Stockholders held on May 13, 1999, the following proposals were adopted by the margins indicated:

1. To elect two Class II directors to hold office for a three-year term expiring at the Annual Meeting of Stockholders occurring in the year 2002 or until the election and qualification of their respective successors.

Number of Shares                                                           For                        Withheld
                                                                -----------------------       ----------------------
John M. Fox.....................................................         6,774,019                     731,700
Donald D. Wolf..................................................         6,774,119                     731,600

2. To ratify the selection of PricewaterhouseCoopers LLP as the Company's independent accountants for the fiscal year ending December 31, 1999.

                                                                     Number of
                                                                      Shares
                                                                --------------------
For.............................................................     7,502,544
Withheld........................................................         3,175

Item 6.   Exhibits and Reports on Form 8-K

(a)  Exhibits

     11  Statement regarding computation of earnings per share.

     27  Financial Data Schedule.

(b)  Reports on Form 8-K

(1) A report on Form 8-K dated May 27, 1999 was filed during the second quarter of 1999 to announce the sale of the Company's West Memphis, Arkansas wholesale propane terminal to Texon Distributing, L.P.

(2) A report on Form 8-K dated June 10, 1999 was filed during the second quarter of 1999 to announce that the Company had entered into a long-term natural gas processing services contract with a producer in Kentucky.

                                  SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                      MarkWest Hydrocarbon, Inc.
                                               (Registrant)


Date:   August 12, 1999               By: /s/ Gerald A. Tywoniuk
                                      ----------------------------------
                                      Gerald A. Tywoniuk
                                      Chief Financial Officer and Vice President
                                                      of Finance
                                      (On Behalf of the Registrant and as
                                      Principal Financial and Accounting
                                      Officer)