Form 10-Q
period 1999-09-30
MARKWEST HYDROCARBON INC
filed 1999-11-15
CIK 1019756

                             UNITED STATES
                  SECURITIES AND EXCHANGE COMMISSION
                        WASHINGTON, D.C. 20549

                               FORM 10-Q

[X]        QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
              OF THE SECURITIES EXCHANGE ACT OF 1934

         FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1999

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
Yes  X    No
   -----     -----

The registrant had 8,456,065 shares of common stock, $.01 per share par value, outstanding as of November 9, 1999.

PART I--FINANCIAL INFORMATION                                             Page
                                                                          ----
Item 1.  Consolidated Financial Statements
           Consolidated Balance Sheet at September 30, 1999
             and December 31, 1998.....................................     1
           Consolidated Statement of Operations for the Three and
             Nine Months Ended September 30, 1999 and 1998.............     2
           Consolidated Statement of Cash Flows for the Three and
             Nine Months Ended September 30, 1999 and 1998.............     3
           Notes to the Consolidated Financial Statements..............     4

Item 2.  Management's Discussion and Analysis of Financial Condition
           and Results of Operations...................................     6

Item 3.  Quantitative and Qualitative Disclosures About Market Risk....    12

PART II--OTHER INFORMATION

Item 1.  Legal Proceedings.............................................    12
Item 6.  Exhibits and Reports on Form 8-K..............................    12

SIGNATURES.............................................................    13



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

PART I--FINANCIAL INFORMATION
ITEM 1.  CONSOLIDATED FINANCIAL STATEMENTS

                       MARKWEST HYDROCARBON, INC.
                       CONSOLIDATED BALANCE SHEET
                       (000S, EXCEPT SHARE DATA)

                                                                          September 30,
                                                                              1999            December 31,
                                                                            (Unaudited)           1998
                                                                          --------------      ------------
Current assets:
  Cash and cash equivalents..........................................     $      2,007        $      2,055
  Receivables, net of allowance for doubtful accounts
    of $60 and $120, respectively....................................           16,407               7,738
  Inventories........................................................            4,909               4,583
  Prepaid feedstock..................................................            2,655               1,957
  Income taxes receivable............................................              130               2,763
  Other assets.......................................................              361                 289
                                                                          ------------        ------------
    Total current assets.............................................           26,469              19,385

Property and equipment:
  Gas processing, gathering, storage and marketing equipment.........           77,022              78,018
  Oil and gas properties and equipment...............................           12,257               9,207
  Land, buildings and other equipment................................           11,351              11,240
  Construction in progress...........................................            2,006               4,466
                                                                          ------------        ------------
                                                                               102,636             102,931
  Less: accumulated depreciation, depletion and amortization.........          (21,634)            (19,609)
                                                                          ------------        ------------
    Total property and equipment, net................................           81,002              83,322

Intangible assets, net of accumulated amortization of
  $343 and $169, respectively........................................            1,025                 924
                                                                          ------------        ------------
Total assets.........................................................     $    108,496        $    103,631
                                                                          ============        ============

                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Trade accounts payable.............................................     $      2,595        $      2,765
  Accrued liabilities................................................           15,837               5,094
  Current portion of long-term debt..................................               66                  63
                                                                          ------------        ------------
    Total current liabilities........................................           18,498               7,922

Deferred income taxes................................................            7,113               7,077
Long-term debt.......................................................           32,106              38,597

Stockholders' equity:
  Preferred stock, par value $0.01, 5,000,000 shares
    authorized, 0 shares issued and outstanding......................               --                  --
  Common stock, par value $0.01, 20,000,000 shares authorized,
    8,531,206 and 8,531,206 shares issued, respectively..............               85                  85
  Additional paid-in capital.........................................           42,539              42,693
  Retained earnings..................................................            8,718               7,978
  Treasury stock, 54,876 and 60,300 shares, respectively.............             (563)               (721)
                                                                          ------------        ------------
    Total stockholders' equity.......................................           50,779              50,035
                                                                          ------------        ------------
Total liabilities and stockholders' equity...........................     $    108,496        $    103,631
                                                                          ============        ============


  The accompanying notes are an integral part of these financial statements.

                       MARKWEST HYDROCARBON, INC.
                 CONSOLIDATED STATEMENT OF OPERATIONS
                              (UNAUDITED)
                    (000S, EXCEPT PER SHARE DATA)

                                                                For the three months ended       For the nine months ended
                                                                       September 30,                    September 30,
                                                                --------------------------       -------------------------
                                                                  1999           1998              1999             1998
                                                                --------       ---------         ---------       ---------
Revenues:
  Gathering, processing and marketing revenue...............    $ 30,123       $  13,838         $  69,462       $  44,454
  Oil and gas revenue, net of transportation and
      taxes.................................................         361             334             1,093             940
  Interest income...........................................          12              24                37             138
  Gain on sale of West Memphis terminal.....................          --              --             2,509              --
  Other income (expense)....................................         (48)            (80)              (93)            (59)
                                                                --------       ---------         ---------       ---------
    Total revenues..........................................      30,448          14,116            73,008          45,473
                                                                --------       ---------         ---------       ---------
Costs and expenses:
  Cost of sales.............................................      24,146           9,841            52,382          30,712
  Operating expenses........................................       2,874           2,728             8,780           7,737
  General and administrative expenses.......................       1,635           1,369             4,897           4,206
  Depreciation, depletion and amortization..................       1,287           1,164             3,901           3,270
  Interest expense..........................................         598             480             2,030           1,372
                                                                --------       ---------         ---------       ---------
    Total costs and expenses................................      30,540          15,582            71,990          47,297
                                                                --------       ---------         ---------       ---------
Income (loss) before income taxes...........................         (92)         (1,466)            1,018          (1,824)
Provision (benefit) for income taxes:
  Current...................................................        (113)           (336)              236          (1,458)
  Deferred..................................................         (38)           (254)               36             733
                                                                --------       ---------         ---------       ---------
                                                                    (151)           (590)              272            (725)
                                                                --------       ---------         ---------       ---------
Net income (loss)...........................................    $     59       $    (876)        $     746       $  (1,099)
                                                                ========       =========         =========       =========
Basic earnings (loss) per share of common stock.............    $   0.01       $   (0.10)        $    0.09       $   (0.13)
                                                                ========       =========         =========       =========
Earnings (loss) per share assuming dilution.................    $   0.01       $   (0.10)        $    0.09       $   (0.13)
                                                                ========       =========         =========       =========
Weighted average number of outstanding shares of
  common stock..............................................       8,473           8,488             8,481           8,495
                                                                ========       =========         =========       =========


  The accompanying notes are an integral part of these financial statements.

                      MARKWEST HYDROCARBON, INC.
                   CONSOLIDATED STATEMENT OF CASH FLOWS
                             (UNAUDITED)
                               (000S)

                                                                For the three months ended       For the nine months ended
                                                                       September 30,                    September 30,
                                                                --------------------------       -------------------------
                                                                  1999           1998              1999             1998
                                                                --------       ---------         ---------       ---------
Cash flows from operating activities:
  Net income (loss)........................................     $     59       $    (876)        $     746       $  (1,099)
  Add income items that do not affect working capital:
    Depreciation, depletion and amortization...............        1,287           1,164             3,901           3,270
    Deferred income taxes..................................          (38)           (254)               36             733
    (Gain) loss on sale of assets..........................            6              39               (15)             39
    Gain on sale of West Memphis terminal..................           --              --            (2,509)             --
                                                                --------       ---------         ---------       ---------
                                                                   1,314              73             2,159           2,943
  Adjustments to working capital:
    (Increase) decrease in accounts receivable.............       (6,520)         (1,966)           (8,669)          1,928
    Increase in inventories................................          (63)           (954)             (326)           (401)
    (Increase) decrease in prepaid feedstock and other
    assets.................................................       (2,666)          1,553             1,863           2,933
    Increase in accounts payable and accrued liabilities...        5,098             810            11,069             351
                                                                --------       ---------         ---------       ---------
                                                                  (4,151)           (557)            3,937           4,811

      Net cash provided by (used in) operating
        activities.........................................       (2,837)           (484)            6,096           7,754

Cash flows from investing activities:
  Capital expenditures.....................................       (1,960)         (5,890)           (5,762)        (14,836)
  Proceeds from sale/leaseback transaction.................           --           4,281                --           4,281
  Proceeds from sale of assets.............................           32              --             6,379              --
  Increase in intangible assets............................         (298)             (7)             (275)           (352)
                                                                --------       ---------         ---------       ---------
    Net cash provided by (used in) investing
      activities...........................................       (2,226)         (1,616)              342         (10,907)
Cash flows from financing activities:
  Proceeds from long-term debt.............................       14,555          10,500            26,055          30,700
  Repayment of long-term debt..............................       (9,015)         (7,532)          (32,543)        (28,037)
  Net reissuance (buy-back) of treasury stock..............         (166)             --                 2              --
  Other....................................................           --            (272)               --            (223)
                                                                --------       ---------         ---------       ---------
    Net cash provided by (used in) financing
      activities...........................................        5,374           2,696            (6,486)          2,440
                                                                --------       ---------         ---------       ---------
Net increase (decrease) in cash and cash equivalents.......          311             596               (48)           (713)

Cash and cash equivalents at beginning of period...........        1,696              55             2,055           1,364
                                                                --------       ---------         ---------       ---------
Cash and cash equivalents at end of period.................     $  2,007       $     651         $   2,007       $     651
                                                                ========       =========         =========       =========


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

NOTE 2.  LONG-TERM DEBT

Effective September 29, 1999, the Company amended and restated its existing credit agreement. The amended and restated agreement, which extends through the year 2005, provides for a maximum borrowing amount of $50 million pursuant to a revolving loan commitment. Actual borrowing limits may be a lesser amount, depending on trailing cash flow, as defined in the agreement. The credit facility permits the Company to borrow money using either a base rate loan or a London Interbank Offered Rate loan option, plus an applicable margin of between 0% and 2.75%, based on a certain Company debt to earnings ratio.

NOTE 3.  COMMITMENTS AND CONTINGENCIES

MarkWest and Columbia Gas Transmission Corporation, a subsidiary of Columbia Energy Group, have signed a settlement agreement resolving all outstanding arbitration and litigation between the two parties. Part of the settlement will result in MarkWest assuming operations of the Boldman and Cobb gas plants with a combined capacity of 100,000 gallons per day. As part of the settlement, all outstanding actions in the Federal Court in West Virginia and arbitration in Denver were dismissed.

                            MARKWEST HYDROCARBON, INC.
                         NOTES TO THE FINANCIAL STATEMENTS

NOTE 4.  SEGMENT REPORTING

In 1998, the Company adopted SFAS No. 131, DISCLOSURES ABOUT SEGMENTS OF AN ENTERPRISE AND RELATED INFORMATION. The Company's operations are classified into two reportable segments, as follows:

         (1) Processing and Related Services--provide compression, gathering, treatment and NGL extraction, and fractionation services; also purchase and market natural gas and NGL; and
         (2)  Exploration and Production--explore for and produce natural gas.

MarkWest evaluates the performance of its segments and allocates resources to them based on gross operating income. There are no intersegment revenues. MarkWest's business is conducted solely in the United States.

The table below presents information about gross operating income for the reported segments for the third quarter of 1999 and the nine months ended September 30, 1999, and for the corresponding periods in 1998. Asset information by reportable segment is not reported, since MarkWest does not produce such information internally.

                                                           Processing          Exploration
                                                          and Related        and Production
                                                           Services             (000s)               Total
                                                            (000s)                                   (000s)
                                                          -----------        ---------------      -----------
FOR THE QUARTER ENDED SEPTEMBER 30, 1999
Revenues...........................................        $  30,123           $    361           $  30,484
Gross operating income.............................        $   3,291           $    173           $   3,464

FOR THE QUARTER ENDED SEPTEMBER 30, 1998
Revenues...........................................        $  13,838           $    334           $  14,172
Gross operating income.............................        $   1,563           $     40           $   1,603

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1999
Revenues...........................................        $  69,462           $  1,093           $  70,555
Gross operating income.............................        $   8,915           $    478           $   9,393

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1998
Revenues...........................................        $  44,454           $    940           $  45,394
Gross operating income.............................        $   6,573           $    372           $   6,945


A reconciliation of total segment revenues to total consolidated revenues and of total segment gross operating income to total consolidated income (loss) before taxes is as follows (000s):

                                                        For the quarter ended                    For the nine months ended
                                                            September 30,                              September 30,
                                                    -------------------------------           --------------------------------
                                                      1999                 1998                  1999                 1998
                                                    ----------           ----------           ----------           ----------
Revenues:
    Total segment revenues................          $  30,484            $  14,172            $  70,555            $  45,394
    Interest income.......................                 12                   24                   37                  138
    Other income (expense)................                (48)                 (80)               2,416                  (59)
                                                    ----------           ----------           ----------           ----------
         Total revenues...................          $  30,448            $  14,116            $  73,008            $  45,473
                                                    ==========           ==========           ==========           ==========
Gross operating income:
    Total segment gross operating income..          $   3,464            $   1,603            $   9,393            $   6,945
    General and administrative expenses...             (1,635)              (1,369)              (4,897)              (4,206)
    Depreciation and amortization.........             (1,287)              (1,164)              (3,901)              (3,270)
    Interest expense......................               (598)                (480)              (2,030)              (1,372)
    Interest income.......................                 12                   24                   37                  138
    Other income (expense)................                (48)                 (80)               2,416                  (59)
                                                    ----------           ----------           ----------           ----------
          Income (loss) before taxes......          $     (92)           $  (1,466)           $   1,018            $  (1,824)
                                                    ==========           ==========           ==========           ==========


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

THIRD QUARTER 1999 RESULTS

For the quarter ended September 30, 1999, net income was $59,000, or $0.01 per share. These results are a $0.9 million, or $0.11 per share, improvement over the net loss of $876,000, or $0.10 per share, from the same period in 1998. Earnings before interest, taxes, depreciation and amortization (EBITDA) totaled $1.8 million for the quarter, up from $154,000 reported for the same period in 1998.

Quarterly results improved primarily due to increased processing margins in Appalachia of $0.9 million after-tax. In addition, incremental gas marketing activity added $0.2 million after-tax, and stronger sales prices and sales volumes in Michigan contributed $0.2 million after-tax. These favorable variances were partially offset by expected increases in operating, general and administrative, interest and depreciation expenses of $0.4 million after-tax.

NINE MONTHS ENDED SEPTEMBER 30, 1999 RESULTS

For the nine months ended September 30, 1999, net income was $746,000, or $0.09 per share. Excluding the $1.5 million after-tax gain from the sale of the Company's West Memphis terminal, the net loss was $807,000, or $0.10 per share. These results are a $0.3 million, or $0.03 per share, improvement over the net loss of $1.1 million, or $0.13 per share, for the same period in 1998. Processing margins from MarkWest's Appalachian operations increased approximately $1.0 million after-tax as both prices ($0.6 million after-tax) and volumes ($0.4 million after-tax) increased. Stronger sales prices and increased throughput volumes in Michigan further increased results over the nine-month period $1.4 million after-tax. These favorable variances were partially offset by expected increases in operating, general and administrative, interest and depreciation expenses of $1.8 million after-tax.

OPERATING STATISTICS

                                              THREE MONTHS ENDED SEPTEMBER 30,           NINE MONTHS ENDED SEPTEMBER 30,
                                           ---------------------------------------    ---------------------------------------
                                               1999        1998        % CHANGE           1999        1998        % CHANGE
                                           ---------------------------------------    ---------------------------------------
Appalachia:
   NGL production--Siloam plant (MMgal)        27.6         25.7           7%             81.5        76.9            6%
   NGLs marketed--Siloam plant (MMgal)         24.4         25.2          (3%)            81.3        72.4           12%
   Processing margin per gallon:
      Average NGL sales price               $ 0.422     $ 0.272           55%          $ 0.328     $ 0.310            6%
      Average natural gas cost              $ 0.326     $ 0.236          (38%)         $ 0.251     $ 0.246           (2%)
                                            -------     -------                        -------     -------
      Processing margin per gallon          $ 0.096     $ 0.036          167%          $ 0.077     $ 0.064           20%
   Processing margin per MMBtu:
      Average NGL sales price               $  4.37     $  2.81                        $  3.41     $  3.21
      Average natural gas cost              $  3.38     $  2.45                        $  2.61     $  2.54
                                            -------     -------                        -------     -------
      Processing margin per MMBtu           $  0.99     $  0.36                        $  0.80     $  0.67
Michigan:
   Pipeline throughput (MMcfd)                 17.4        19.0           (8%)            18.7        13.5           39%
   NGLs marketed (MMgal)                        3.4         3.0           13%             10.6         6.3           68%
Rocky Mountains:
   Natural gas sold (MMcfd)                     2.4         2.0           20%              2.5         2.2           14%


PROCESSING AND RELATED SERVICES - APPALACHIA

Third quarter 1999 NGL production volumes totaled 27.6 MMgal, up 7 percent over the same period last year. The increase resulted from an additional compressor installed in mid-1998, increased producer drilling and active efforts by MarkWest's gas marketing group to source new supplies for the plants. Third quarter 1999 plant NGL marketing volumes of 24.4 MMgal declined 3 percent from the same period last year.

Construction on MarkWest's new 75 MMcfd natural gas liquids extraction plant in Appalachia is underway and is expected to be completed in early 2000. As noted in Form 8-K filed on October 25, 1999, in order to accommodate additional natural gas production in the region, the Company expects to expand its Kenova natural gas liquids extraction plant to 340,000 from 230,000 gallons per day. The expansion will begin in mid-2000 for startup in mid-2001. MarkWest is also expanding its Siloam, Kentucky fractionator to 600,000 from 350,000 gallons per day. The expansion will handle increasing Appalachian producer volumes and additional liquids from the Company's new Appalachian plant currently under construction.

In November 1999, MarkWest purchased a third party's propane terminal in Lynchburg, Virginia, and additional wholesale businesses in Tirzah, South Carolina, and Stephens City, Virginia. The purchase price was $2.0 million plus working capital. The terminal will expand the market area for production from the Company's Siloam fractionator.

PROCESSING AND RELATED SERVICES - MICHIGAN

Pipeline throughput volumes were 17.4 MMcfd in the third quarter of 1999, down 8 percent from the same period in 1998. During the first half of 1999, a producer's delay in completing wellhead facilities prevented the connection of approximately 7 MMcfd in production. However, late in the quarter just ended, MarkWest completed on behalf of the producer the necessary wellhead upgrades; consequently, throughput volumes were averaging 21 MMcfd by mid-October 1999. The Company's forecast is reduced slightly to an average of 18-20 MMcfd in pipeline throughput for the year, up 13-25 percent from 1998. During the third quarter of 1999, drilling along the Company's transportation and processing facilities resumed with four wells scheduled to be drilled between now and second quarter 2000.

EXPLORATION AND PRODUCTION - ROCKY MOUNTAINS

Natural gas sold in the third quarter of 1999 totaled 2.4 MMcfd, representing a 20 percent increase from the same period last year. During the third quarter of 1999, production was curtailed as the Company completed its expansion of compression facilities in the San Juan Basin.

MarkWest recently received approval for additional down-spaced coal wells in the San Juan Basin resulting in approximately twenty additional development locations. As these wells are completed over the next two years, MarkWest expects an additional 1.5 - 2.0 MMcfd net to its 49 percent interest. Future spacing requests for other producing horizons in MarkWest's San Juan Basin properties could yield another twenty development locations.

          THREE MONTHS ENDED SEPTEMBER 30, 1999 COMPARED TO THE
                   THREE MONTHS ENDED SEPTEMBER 30, 1998
                                (IN 000S)

                                                    1999               1998            $ Change
                                                  ---------         ---------          ---------
Revenues................................          $  30,448         $  14,116          $  16,332
Gross profit (loss) (1).................          $   2,129         $     359          $   1,770

Loss before income taxes................          $     (92)        $  (1,466)         $   1,374
Benefit for income taxes................               (151)             (590)               439
                                                  ---------         ---------          ---------
Net income (loss).......................          $      59         $    (876)         $     935
                                                  =========         =========          =========


------------------------------
(1) Excludes interest income, general and administrative expense and interest expense.

REVENUES

GATHERING, PROCESSING AND MARKETING REVENUE. Gathering, processing and marketing revenue increased $16.3 million or 118 percent for the three months ended September 30, 1999, compared to the same period in 1998. The revenue increase was principally attributable to a $14.4 million increase in the Company's gas marketing operations. At the Company's Siloam fractionation facility, a 55 percent increase in the average NGL sales price contributed $3.6 million to the increase in revenues. These favorable variances were partially offset by a decrease in revenue of $2.0 million from the Company's West Memphis propane terminal which was sold during the second quarter of 1999.

COSTS AND EXPENSES

COST OF SALES. Cost of sales increased $14.3 million or 145 percent for the three months ended September 30, 1999, compared to the same period in 1998. This increase was primarily caused by a $14.1 million increase in gas marketing purchases. A 38 percent increase in Appalachia natural gas costs contributed $2.2 million to increased cost of sales, offset by a $1.9 million decrease in costs from the West Memphis propane terminal.

GENERAL AND ADMINISTRATIVE EXPENSES. General and administrative expenses increased $266,000 or 19 percent for the three months ended September 30, 1999, compared to the same period in 1998. This is primarily a result of increased performance-based incentive compensation in 1999.

DEPRECIATION, DEPLETION AND AMORTIZATION. Depreciation, depletion and amortization increased $123,000 or 11 percent for the third quarter of 1999 compared to the third quarter of 1998, principally from the completion of pipeline extensions in Michigan.

INTEREST EXPENSE. Interest expense increased $118,000 for the third quarter of 1999 compared to the third quarter of 1998. Average debt outstanding decreased approximately $5.5 million; however, this was more than offset by higher average interest rates in 1999 and, in 1998, a portion of interest expense was capitalized during construction of Michigan pipeline extensions.

            NINE MONTHS ENDED SEPTEMBER 30, 1999 COMPARED TO THE
                    NINE MONTHS ENDED SEPTEMBER 30, 1998
                                   (IN 000S)

                                                   1999 (1)            1998            $ Change
                                                  ----------        ----------        ----------
Revenues.................................         $  70,499         $  45,473          $  25,026
Gross profit (loss) (2)..................             5,399             3,616              1,783

Income (loss) before income taxes........            (1,491)           (1,824)               333
Benefit for income taxes.................              (684)             (725)                41
                                                  ----------        ----------        ----------
Net income (loss)........................         $    (807)        $  (1,099)         $     292
                                                  ==========        ===========        =========

------------------------------
(1) Excludes $2.5 million gain ($1.5 million after-tax) on the sale of the Company's West Memphis terminal.

(2) Excludes interest income, general and administrative expense and interest expense.

REVENUES

GATHERING, PROCESSING AND MARKETING REVENUE. Gathering, processing and marketing revenue increased $25.0 million or 56 percent for the nine months ended September 30, 1999, compared to the same period in 1998. The revenue increase was principally attributable to a $20.4 million increase in the Company's gas marketing operations. At the Company's Siloam fractionation facility, both higher NGL sales prices (six percent) and larger volumes of NGLs marketed (12 percent) contributed an incremental $4.2 million to 1999 revenues. Increased sales and volumes of gas gathered and processed in Michigan contributed $3.3 million over the prior year. Gas processed in the Company's Michigan operations contributed both fee-based processing income and revenues from the sale of propane and other liquids extracted at the Company's NGL extraction facility. These favorable variances were offset by a decrease in revenue of $2.1 million from the Company's West Memphis propane terminal which was sold during the second quarter of 1999.

COSTS AND EXPENSES

COST OF SALES. Cost of sales increased $21.6 million or 71 percent for the nine months ended September 30, 1999, compared to the same period in 1998. This increase was primarily caused by a $20.3 million increase in gas marketing purchases. A 12 percent increase in volumes sold at the Siloam facility coupled with a two percent increase in average Appalachia natural gas costs contributed to a $2.6 million increase in cost of sales. Larger Michigan sales further increased cost of sales by $1.0 million. Selling the Company's West Memphis propane terminal in the second quarter of 1999 resulted in a $2.3 million decrease in cost of sales.

OPERATING EXPENSES. Operational expenses increased $1.0 million or 13 percent for the nine months ended September 30, 1999, compared to the nine months ended September 30, 1998. The increase in operating expenses was principally attributable to three factors. First, MarkWest sold and leased back three compressors at its Kenova processing plant beginning in the third quarter of 1998. Consequently, 1999 operating expenses include nine full months of lease expense whereas the results from the comparable time period in 1998 do not. Secondly, these compressors were overhauled in 1999. Thirdly, 1998 operating expenses were lower due to a sales and use tax refund during that period.

GENERAL AND ADMINISTRATIVE EXPENSES. General and administrative expenses increased $0.7 million or 16 percent for the nine months ended September 30, 1999, compared to the same period in 1998. This is primarily a result of increased performance-based incentive compensation in 1999. Also, legal fees increased in 1999 due to the Company's arbitration with Columbia.

DEPRECIATION, DEPLETION AND AMORTIZATION. Depreciation, depletion and amortization increased $0.6 million or 19 percent for the first nine months of 1999 compared to the first nine months of 1998, principally from the completion of pipeline extensions in Michigan.

INTEREST EXPENSE. Interest expense increased $0.7 million or 48 percent for the nine months ended September 30, 1999 compared to the nine months ended September 30, 1998. This increase was principally attributable to higher average debt balances and an increase in average interest rates. Also, in 1998, a portion of interest expense was capitalized during construction of Michigan pipeline extensions.

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

The following summary table reflects comparative cash flows for the Company for the nine months ended September 30, 1999 and 1998 (in 000s):

                                                                For the nine months ended
                                                                      September 30,
                                                                --------------------------
                                                                  1999              1998
                                                                --------          --------
Net cash provided by operating activities before
  change in working capital...............................      $  2,159          $  2,943
Net cash provided by operating activities from
  change in working capital...............................         3,937             4,811
Net cash provided by (used in) investing activities.......           342           (10,907)
Net cash provided by (used in) financing activities.......        (6,486)            2,440


For the nine months ended September 30, 1999, net cash provided by operating activities before adjustments for working capital decreased $0.8 million from the same period in 1998, primarily as a result of a decrease in operating income over the same time period.

Net cash provided by operating activities from the change in working capital decreased $0.9 million for the nine months ended September 30, 1999 compared to the same period in 1998, primarily due to a larger decrease in prepaid expenses and other assets for the nine months ended September 30, 1998 compared to the same period in 1999.

For the nine months ended September 30, 1999, net cash provided by investing activities was $342,000, an increase of $11.2 million compared to the same period in 1998. During the nine months ended September 30, 1999, MarkWest received $6.3 million in gross proceeds from the sales of the Company's West Memphis terminal and non-core Rocky Mountain properties. During 1998, the Company's capital expenditures were higher mainly due to construction of pipeline extensions in Michigan.

Cash used in financing activities, being net debt repayments, increased approximately $8.9 million compared to the nine months ended September 30, 1998. The increase was due to increased cash flows as a net result of the aforementioned operating and investing activities.

FINANCING FACILITIES

At September 30, 1999, the Company had approximately $31.6 million of available credit, of which net debt (debt less cash) of $30.2 million had been utilized, and working capital of $8.0 million. The Company believes that cash provided by operating activities, together with amounts available to be borrowed under its financing facilities, will provide sufficient funds to maintain its existing facilities and fund its capital expenditure program. Throughout the remainder of 1999 and on into 2000, the Company's credit availability is expected to increase along with our trailing cash flow calculation, the determinant of the Company's available credit, because of improvements in Appalachia processing margins. Moreover, MarkWest has implemented forward hedging contracts to lock in approximately one-third of the Company's expected fourth quarter 1999 liquid volumes at a $0.165 per gallon margin, MarkWest's ten year historical average. The Company has similarly locked in approximately 25 percent of its year 2000 liquid volumes at a $0.15 per gallon margin. Depending on the timing and the amount of the Company's future projects, it may be required to seek additional sources of capital. Although the Company believes that it would, if required, be able to secure additional financing on terms acceptable to the Company, no assurance can be given that it will be able to do so.

CAPITAL INVESTMENT PROGRAM

The Company's capital investment program for 1999 is estimated at $18 million. Approximately $8 million of this capital budget is earmarked for the previously-reported new 75 MMcfd NGL extraction plant in Appalachia and the expansion of the Company's existing Siloam fractionation facility. Construction has commenced on these projects and is anticipated to be completed in early 2000. In November 1999, MarkWest purchased a propane terminal in Lynchburg, Virginia for approximately $2.0 million and working capital. The remaining capital programs focus primarily on exploration and production activities in Michigan and the Rocky Mountains.

For the nine months ended September 30, 1999, capital expenditures totaled $5.8 million. Among other projects, this includes $1.4 million for properties acquired in the San Juan Basin, approximately $1.5 million for recompletion costs, and $0.5 million for work completed to date on the Company's new NGL extraction plant and expansion of the Siloam fractionation facility.

RISK MANAGEMENT ACTIVITIES

During the three and nine months ended September 30, 1999 and 1998, a $0 gain and a $43,000 loss, respectively, were recognized in operating income on the settlement of propane and natural gas futures. Financial instrument gains and losses on hedging activities are generally offset by amounts realized from the sale of the underlying products in the physical market.

In the San Juan Basin, MarkWest has locked in an average sales price of approximately $1.90 per MMBtu on 225,000 MMBtu of fourth quarter 1999 production, an average sales price of $2.01 per MMBtu on 703,000 MMBtu of 2000 production, and an average sales price of approximately $2.30 per MMBtu on 522,000 MMBtu on 2001 production.

As of November 11, 1999, MarkWest has locked in approximately one-third of the Company's expected fourth quarter 1999 liquid volumes at an approximate $0.165 per gallon margin. This margin was obtained either by: (a) purchasing natural gas forward contracts with predetermined Btu differentials based upon certain index propane prices, or (b) purchasing a certain amount of natural gas while simultaneously selling an equivalent amount of propane over the same time period in the physical market. In either case, NGL basis risk has not been hedged. The Company has also locked in approximately 28 percent of its year 2000 liquid volumes--representing the majority of the Company's expected butane, isobutane, and natural gasoline volumes--at a $0.155 per gallon margin. Year 2000 margins were obtained either by: (a) purchasing a certain amount of natural gas while simultaneously selling an equivalent amount of propane over the same time period in the physical market, or (b) selling fixed/float price swaps on a desired price spread between WTI oil and Mt. Belvieu natural gas. In either case, NGL basis risk has not been hedged.

At September 30, 1999, the Company had no material notional quantities of crude oil, NGL or natural gas futures options. At September 30, 1998, the Company had no material notional quantities of NGL, natural gas or crude oil futures, swaps or options.

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

Many of the Company's computer systems, which include both financial systems and plant control systems, are purchased from third-party vendors who have represented to the Company that they are Year 2000 compliant. In some cases, the Company has upgraded to the most recent release. A complete analysis of the Company's Year 2000 Issue, including an evaluation of the extent to which the Company is vulnerable to the failure of significant customers and suppliers to properly remediate their own Year 2000 Issue, was completed in early 1999. Remediation was largely completed by the end of the third quarter of 1999. A contingency plan to deal with unexpected Year 2000 issues is being developed and will be finalized in the fourth quarter of 1999. Based upon current information, the Company estimates that the total cost of its Year 2000 initiative will be approximately

$110,000. The Year 2000 costs include all activities undertaken on Year 2000 related matters across the Company, including, but not limited to, remediation, testing, third-party review, risk mitigation and contingency planning. All Year 2000 costs have been and will continue to be funded through operating cash flow and are expensed in the period in which they are incurred. The Company believes that total Year 2000 project costs will not be material to the Company's results of operations, liquidity or capital resources, and that as a result of the Company's efforts, Year 2000 should have little impact on the Company's computer systems.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Reference is made to Risk Management Activities in Item 2 of this Form 10-Q.


PART II. OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

Reference is made to Note 3 of the Company's Consolidated Financial Statements in Item 1 of this Form 10-Q.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

a)  Exhibits

       10    Second Amended and Restated Credit Agreement

       11    Statement regarding computation of earnings per share.

       27    Financial Data Schedule.

b)  Reports on Form 8-K

    (i) No reports on Form 8-K were filed during the quarter ended September 30, 1999. A report on Form 8-K was filed on
         October 25, 1999 announcing the settlement of all outstanding arbitration and litigation between MarkWest and Columbia Gas Transmission Corporation, and announcing the expansion of its Kenova NGL extraction plant and its Siloam fractionator.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                       MarkWest Hydrocarbon, Inc.
                                            (Registrant)



Date: November 11, 1999                By: /s/ Gerald A. Tywoniuk
                                          ---------------------------
                                       Gerald A. Tywoniuk
                                       Chief Financial Officer and Vice
                                            President of Finance
                                       (On Behalf of the Registrant and as
                                       Principal Financial and Accounting
                                       Officer)