Form 10-Q
period 2000-03-31
MARKWEST HYDROCARBON INC
filed 2000-05-11
CIK 1019756

-------------------------------------------------------------------------------


                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

[X]             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2000

                                       OR

[ ]        TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

          FOR THE TRANSITION PERIOD FROM ____________ TO ____________

                         COMMISSION FILE NUMBER 1-11566

                           MARKWEST HYDROCARBON, INC.
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

                DELAWARE                                  84-1352233
    (State or other jurisdiction of                     (IRS Employer
     incorporation or organization)                    Identification No.)

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

The registrant had 8,449,816 shares of common stock, $.01 per share par value, outstanding as of March 31, 2000.



-------------------------------------------------------------------------------

-------------------------------------------------------------------------------

                                                                                                             Page
                                                                                                          ----------
PART I--FINANCIAL INFORMATION

Item 1.  Consolidated Financial Statements
           Consolidated Balance Sheet at March 31, 2000 and December 31, 1999..........................        1
           Consolidated Statement of Operations for the Three Months Ended March 31, 2000 and 1999.....        2
           Consolidated Statement of Cash Flows for the Three Months Ended March 31, 2000 and 1999.....        3
           Notes to the Consolidated Financial Statements..............................................        4

Item 2.  Management's Discussion and Analysis of Financial Condition and
           Results of Operations.......................................................................        6

Item 3.  Quantitative and Qualitative Disclosures about Market Risk....................................       10

PART II--OTHER INFORMATION

Item 1.  Legal Proceedings.............................................................................       10
Item 6.  Exhibits and Reports on Form 8-K..............................................................       10

SIGNATURES.............................................................................................       11


-------------------------------------------------------------------------------

GLOSSARY OF TERMS

Bbls        barrels
Bcf         billion cubic feet of natural gas
Btu         British thermal units, an energy measurement
EBITDA      earnings before gain on sale, interest income, interest expense, income taxes, depreciation, depletion and amortization; a cash flow financial measure commonly used in the oil and gas industry
MM          million
Mcf         thousand cubic feet of natural gas
Mcfd        thousand cubic feet of natural gas per day
MMBtu       million British thermal units, an energy measurement
MMcf        million cubic feet of natural gas
MMcfd       million cubic feet of natural gas per day
NGL         natural gas liquids, such as propane, butanes and natural gasoline

One barrel of oil or NGL is the energy equivalent of six Mcf of natural gas.

-------------------------------------------------------------------------------

PART I--FINANCIAL INFORMATION
ITEM 1.  CONSOLIDATED FINANCIAL STATEMENTS

                           MARKWEST HYDROCARBON, INC.
                           CONSOLIDATED BALANCE SHEET
                            (000S, EXCEPT SHARE DATA)


                                                                                          March 31,
                                                                                            2000              December 31,
                                                                                         (Unaudited)              1999
                                                                                      ------------------    ----------------
                                        ASSETS
Current assets:
    Cash and cash equivalents...................................................        $     2,622           $     1,356
    Receivables.................................................................             13,057                16,360
    Inventories.................................................................              3,751                 6,043
    Prepaid feedstock...........................................................              2,135                 1,895
    Other assets................................................................                236                   327
                                                                                      ------------------    ----------------
         Total current assets...................................................             21,801                25,981

Property and equipment:
    Gas processing, gathering, storage and marketing equipment..................             92,510                78,476
    Oil and gas properties and equipment........................................             15,781                14,518
    Land, buildings and other equipment.........................................              6,114                11,409
    Construction in progress....................................................              1,852                10,697
                                                                                      ------------------    ----------------
                                                                                            116,257               115,100
    Less: accumulated depreciation, depletion and amortization..................            (23,593)              (22,789)
                                                                                      ------------------    ----------------
         Total property and equipment, net......................................             92,664                92,311

Intangible assets, net of accumulated amortization of $412 and $438,
    respectively................................................................                764                   951
                                                                                      ------------------    ----------------

         Total assets...........................................................        $   115,229           $   119,243
                                                                                      ==================    ================

                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
    Trade accounts payable......................................................        $     3,532           $     4,997
    Accrued liabilities.........................................................             16,790                 9,369
    Current portion of long-term debt...........................................                 49                   104
                                                                                      ------------------    ----------------
         Total current liabilities..............................................             20,371                14,470

Deferred income taxes...........................................................              8,955                 8,019
Long-term debt..................................................................             30,000                44,035

Stockholders' equity:
    Preferred stock, par value $0.01, 5,000,000 shares authorized, 0 shares
      outstanding...............................................................                 --                    --
    Common stock, par value $0.01, 20,000,000 shares authorized, 8,531,206 and
      8,531,206 shares issued, respectively.....................................                 85                    85
    Additional paid-in capital..................................................             42,229                42,222
    Retained earnings...........................................................             14,056                10,801
    Treasury stock, 81,390 and 69,504 shares, respectively......................               (467)                 (389)
                                                                                      ------------------    ----------------
         Total stockholders' equity.............................................             55,903                52,719
                                                                                      ------------------    ----------------

         Total liabilities and stockholders' equity.............................        $   115,229           $   119,243
                                                                                      ==================    ================

   The accompanying notes are an integral part of these financial statements.

                           MARKWEST HYDROCARBON, INC.
                      CONSOLIDATED STATEMENT OF OPERATIONS
                                   (UNAUDITED)
                          (000S, EXCEPT PER SHARE DATA)


                                                                          For the three months ended
                                                                                   March 31,
                                                                   ----------------------------------------
                                                                         2000                  1999
                                                                   ------------------    ------------------
Revenues:
    Gathering, processing and marketing revenue..................      $ 44,634              $  21,828
    Oil and gas revenue, net of transportation and taxes.........           491                    265
    Interest income..............................................            23                     14
    Other income (expense).......................................            26                    (16)
                                                                   ------------------    ------------------

         Total revenue...........................................        45,174                 22,091
                                                                   ------------------    ------------------

Costs and expenses:
    Cost of sales................................................        32,011                 15,265
    Operating expenses...........................................         3,806                  2,985
    General and administrative expenses..........................         1,839                  1,580
    Depreciation, depletion and amortization.....................         1,435                  1,303
    Interest expense.............................................           747                    800
                                                                   ------------------    ------------------

         Total costs and expenses................................        39,838                 21,933
                                                                   ------------------    ------------------

Income before income taxes.......................................         5,336                    158

Provision for income taxes:
    Current......................................................         1,145                     51
    Deferred.....................................................           936                     (4)
                                                                   ------------------    ------------------
                                                                          2,081                     47
                                                                   ------------------    ------------------

Net income.......................................................      $  3,255              $     111
                                                                   ==================    ==================

Basic earnings per share.........................................      $   0.39              $    0.01
                                                                   ==================    ==================
Earnings per share assuming dilution.............................      $   0.38              $    0.01
                                                                   ==================    ==================

Weighted average number of outstanding shares of
   common stock:
   Basic.........................................................         8,452                  8,478
                                                                   ==================    ==================
   Assuming dilution.............................................         8,467                  8,481
                                                                   ==================    ==================

   The accompanying notes are an integral part of these financial statements.

                           MARKWEST HYDROCARBON, INC.
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                   (UNAUDITED)
                                     (000S)


                                                                                         For the three months
                                                                                           ended March 31,
                                                                             -----------------------------------------
                                                                                    2000                  1999
                                                                             -------------------   -------------------
Cash flows from operating activities:
     Net income.........................................................       $    3,255             $     111
     Add income items that do not affect working capital:
        Depreciation, depletion and amortization........................            1,435                 1,303
        Deferred income taxes...........................................              936                    (4)
        Gain on sale of assets..........................................             (128)                  (12)
                                                                             -------------------   -------------------
                                                                                    5,498                 1,398

     Adjustments to working capital:
         (Increase) decrease in receivables.............................            3,303                (2,292)
         Decrease in inventories........................................            2,292                 2,992
         (Increase) decrease in prepaid expenses and other assets.......             (157)                2,411
         Increase in accounts payable and accrued liabilities...........            5,966                   545
                                                                             -------------------   -------------------
                                                                                   11,404                 3,656

              Net cash provided by operating activities.................           16,902                 5,054

Cash flows from investing activities:
         Capital expenditures...........................................           (6,560)               (2,153)
         Proceeds from sale of assets...................................            5,085                   420
         Other..........................................................               --                    18
                                                                             -------------------   -------------------

              Net cash used in investing activities.....................           (1,475)               (1,715)

Cash flows from financing activities:
         Proceeds from long-term debt...................................            5,500                 4,798
         Repayment of long-term debt....................................          (19,590)               (9,812)
         Net reissuance (buy-back) of treasury stock....................              (71)                  132
                                                                             -------------------   -------------------

              Net cash used in financing activities.....................          (14,161)               (4,882)
                                                                             -------------------   -------------------

              Net increase (decrease) in cash and cash equivalents......            1,266                (1,543)

Cash and cash equivalents at beginning of period........................            1,356                 2,055
                                                                             -------------------   -------------------

Cash and cash equivalents at end of period..............................       $    2,622             $     512
                                                                             ===================   ===================

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

The unaudited financial statements presented herein have been prepared in accordance with the instructions to Form 10-Q and do not include all the information and note disclosures required by generally accepted accounting principles for complete financial statements. The interim consolidated financial statements should be read in conjunction with the Consolidated Financial Statements and Notes thereto for the year ended December 31, 1999, included in the Company's Annual Report on Form 10-K, as filed with the Securities and Exchange Commission. In the opinion of management, all adjustments necessary for a fair statement of the results for the unaudited interim periods have been made. These adjustments consist only of normal recurring adjustments.

The effective corporate tax rate for interim periods is based on the estimated annual effective corporate tax rate, excluding certain nonrecurring or unusual events. The effective tax rate varies from statutory rates primarily due to tax credits.

NOTE 2.  SEGMENT REPORTING

The Company's operations are classified into two reportable segments, as follows:

         (1) Processing and Related Services--provide compression, gathering, treatment and NGL extraction, and fractionation services; also purchase and market natural gas and NGLs; and
         (2)  Exploration and Production--explore for and produce natural gas.

MarkWest evaluates the performance of its segments and allocates resources to them based on gross operating income. There are no intersegment revenues. MarkWest's business is conducted solely in the United States.

The table below presents information about gross operating income for the reported segments for the quarters ended March 31, 2000 and 1999. Asset information by reportable segment is not reported, since MarkWest does not produce such information internally.


                                                  Processing and         Exploration and
                                                 Related Services           Production                Total
                                                -------------------    ---------------------    -------------------
FOR THE QUARTER ENDED MARCH 31, 2000
(in 000s):
Revenues...................................          $    44,634            $      491             $     45,125
Gross operating income.....................          $     9,010            $      298             $      9,308

FOR THE QUARTER ENDED MARCH 31, 1999
(in 000s):
Revenues...................................          $    21,828            $      265             $     22,093
Gross operating income.....................          $     3,700            $      143             $      3,843

A reconciliation of total segment revenues to total consolidated revenues and of total segment gross operating income to total consolidated income for the quarters ended March 31, 2000 and 1999, is as follows:

                                                                  2000                 1999
                                                             ----------------    -----------------
Revenues:
    Total segment revenues..............................         $  45,125           $  22,093
    Interest income.....................................                23                  14
    Other income (expense)..............................                26                 (16)
                                                             ----------------    -----------------
          Total consolidated revenues...................         $  45,174           $  22,091
                                                             ================    =================
Gross operating income:
    Total segment gross operating income................         $   9,308           $   3,843
    General and administrative expenses.................            (1,839)             (1,580)
    Depreciation, depletion and amortization............            (1,435)             (1,303)
    Interest expense....................................              (747)               (800)
    Interest income.....................................                23                  14
    Other income (expense)..............................                26                 (16)
                                                             ----------------    -----------------
          Consolidated income before taxes..............         $   5,336           $     158
                                                             ================    =================

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Management's Discussion and Analysis of Financial Condition and Results of Operations contains statements which, to the extent that they are not recitations of historical fact, constitute "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933 ("Section 27A") and Section 21E of the Securities and Exchange Act of 1934 ("Section 21E"). All forward-looking statements involve risks and uncertainties. The forward-looking statements in this document are intended to be subject to the safe harbor protection provided by Sections 27A and 21E. Factors that most typically impact MarkWest's operating results and financial condition include
(i) changes in general economic conditions in regions in which the Company's products are located; (ii) the availability and prices of NGLs and competing commodities; (iii) the availability and prices of raw natural gas supply;
(iv) the ability of the Company to negotiate favorable marketing agreements;
(v) the risks that third party or Company natural gas exploration and production activities will not occur or be successful; (vi) the Company's dependence on certain significant customers, producers, gatherers, treaters and transporters of natural gas, (vii) competition from other NGL processors, including major energy companies; (viii) the Company's ability to identify and consummate grass roots projects or acquisitions complementary to its business; and (ix) winter weather conditions. For discussions identifying other important factors that could cause actual results to differ materially from those anticipated in the forward-looking statements, see the Company's Securities and Exchange Commission filings. Forward-looking statements involve many uncertainties that are beyond the Company's ability to control and in many cases the Company cannot predict what factors would cause actual results to differ materially from those indicated by the forward-looking statements.

FIRST QUARTER 2000 RESULTS

For the quarter ended March 31, 2000, net income was $3.3 million, or $0.39 per share, compared to net income of $0.1 million, or $0.01 per share, in the comparable 1999 period. Earnings before interest, taxes and depreciation, depletion and amortization ("EBITDA") totaled $7.5 million for the first quarter of 2000, up from $2.2 million reported in the first quarter of 1999. The increase in quarter over quarter net income was principally driven by a $3.1 million after-tax increase in Appalachian gas processing margins.

OPERATING STATISTICS


                                                            Three Months Ended March 31,
                                                       ----------------------------------------
                                                             2000                  1999                % Change
                                                       ------------------    ------------------    ------------------
    Appalachia:
      NGL production--Siloam plant (gallons)........        33,300,000            28,000,000             + 19%
      NGL sales--Siloam plant (gallons):
        Sales earning a processing margin..........         32,400,000            35,700,000               -9%
        Sales earning fee income...................          4,500,000                    --                NM
                                                         -------------         -------------
        Total NGL sales--Siloam plant...............        36,900,000            35,700,000               +3%
      Processing margin per gallon:
        Average NGL sales price....................      $        0.58         $        0.27            + 115%
        Average natural gas cost...................               0.35                  0.20            +  75%
                                                         -------------         -------------
        Processing margin per gallon...............      $        0.23         $        0.07            + 229%
    Michigan:
      Pipeline throughput (Mcfd)...................             13,400                21,400            -  37%
      NGL sales (gallons)..........................          2,800,000             3,800,000            -  26%
    Rocky Mountains:
      Natural gas produced (Mcfd)..................              3,300                 1,900            +  74%

PROCESSING AND RELATED SERVICES--APPALACHIA

First quarter 2000 was an eventful period for the Company, especially in Appalachia where the Company acquired facilities and completed the first phase ("Phase I") of a two part expansion program. Four processing facilities and a propane terminal were added to MarkWest's operations, and another facility was significantly expanded.

First, the Company completed the construction of its new 75 MMcfd, mechanical refrigeration, NGL extraction plant ("Maytown") in southern Kentucky. Contemporaneously, construction on the recently acquired 40-mile NGL pipeline connecting the Maytown plant to the Company's Siloam fractionation facility was also completed. This pipeline significantly reduces the feedstock transportation costs from Boldman, a MarkWest owned processing plant that came off lease and back under MarkWest's operational control in February 2000, to Siloam. The Company also purchased another extraction plant, Cobb, from a third party in March 2000. The Company completed expansion of its Siloam fractionator; throughput volumes are expected to increase from 310,000 gallons per day to 460,000 gallons per day during 2000 as a result of this expansion.

MarkWest also announced a new marketing arrangement with a global freight transportation company. MarkWest has installed a propane distribution tank and related unloading and loading facilities at Lordstown, Ohio's transfer terminal. The Lordstown propane market size is initially expected to be 5 million to 6 million gallons per year and is expected to expand by 1 million gallons per year. Revenues from the new agreement are estimated for 2000 to range from $2 million to $2.5 million.

MarkWest is paid for its processing services in Appalachia through sales of liquids extracted and fees for units of throughput. Sales volumes of liquids at Siloam in the first quarter were 36.9 million gallons compared to 35.7 million gallons last year due to a partial quarter's contribution from the Phase I expansion (completed in February 2000). Processing margins expanded from $0.07 per gallon to $0.23 per gallon, increasing after-tax income by $3.1 million. The ten-year average margin has been $0.16 per gallon. Due to the expansion, quarterly production of liquids increased from last year's
28.0 million gallons to 33.3 million gallons, and MarkWest's run rate exceeded 40.0 million gallons per quarter by March 31, 2000. Incremental production increases, however, did not completely translate into additional sales due to timing differences between this winter and last. Importantly, Phase I expansion completed this last quarter will increase MarkWest's fee business substantially.

PROCESSING AND RELATED SERVICES--MICHIGAN

Pipeline throughput volumes of 13,400 Mcfd in the first quarter of 2000 were down nearly 37% from the first quarter of 1999, in part due to the unexpected curtailment of production in January 2000 stemming from the shutdown of a third party's treatment facility. While drilling activity and drilling success have been slow to develop, MarkWest's own exploration efforts, along with third party partners, have identified good prospects along the 90-mile corridor. MarkWest expects to drill and evaluate a minimum of three additional reefs by June 30, 2000.

Construction on the Company's eastern Michigan operations ("Au
Gres")--consisting of a well and well facility, a pipeline, and a gas processing plant--is progressing as planned. Start up of the Au Gres operation is expected in the second quarter of 2000.

EXPLORATION AND PRODUCTION--ROCKY MOUNTAINS

Natural gas sold during the first quarter of 2000 averaged 3,300 Mcfd, up 74% from first quarter 1999. Production has increased because of the Company's 1999 capital program. MarkWest has decided to monetize this unit and has put its Rocky Mountain production up for sale and expects to complete this process by mid-year. This should result in a non-recurring gain in the third quarter.

THREE MONTHS ENDED MARCH 31, 2000, COMPARED TO THE THREE MONTHS ENDED MARCH 31, 1999 (IN THOUSANDS)


                                             2000               1999             $ Change
                                         --------------     --------------    ---------------
Revenue............................       $   45,174         $   22,091          $  23,083
Gross profit (1)...................       $    7,899         $    2,524          $   5,375

Income before income taxes.........       $    5,336         $      158          $   5,178
Provision for income taxes.........            2,081                 47              2,034
                                          ----------         ----------          ---------
Net income.........................       $    3,255         $      111          $   3,144
                                          ==========         ==========          =========

(1) Excludes interest income, general and administrative expense and interest expense.

REVENUE

GATHERING, PROCESSING AND MARKETING REVENUE. Gathering, processing and marketing revenue increased $22.8 million, or 104%, for the three months ended March 31, 2000, compared to the same period in 1999. The revenue increase was principally attributable to four factors. First, first quarter 2000 average NGL sales prices, following on the heels of a similar increase in crude oil, soared 115% over those from a year ago, causing a $10.0 million increase in revenue. Second, first quarter 2000 Siloam sales volumes, benefiting from the mid-quarter completion of the Phase I expansion, increased 1.2 million gallons over first quarter 1999 volumes. The volume increase added $1.9 million in revenue. Third, increased NGL prices partially offset lower volumes in Michigan. Finally, increased gas marketing sales contributed an additional $8.6 million in revenue during the first quarter of 2000. Combined with a corresponding increase in gas marketing cost of sales, the first quarter 2000 gross margin from gas marketing increased $0.1 million over first quarter 1999. The Company's gas marketing activities are low margin; these activities are executed in support of MarkWest's processing business.

COSTS AND EXPENSES

COST OF SALES. Cost of sales increased $16.7 million, or 110%, for the three months ended March 31, 2000, compared to the same time period in 1999. The cost of the Company's replacement feedstock in Appalachia increased 75%, contributing $4.8 million in additional cost of sales. The Company's increased Siloam sales volumes contributed an incremental $1.9 million in the first quarter of 2000. In addition, the cost of gas marketing activities increased $8.5 million over the first quarter of 1999. Combined with a corresponding increase in gas marketing sales, the first quarter 2000 gross margin from gas marketing increased $0.1 million over first quarter 1999. The Company's gas marketing activities are low margin; these activities are executed in support of MarkWest's processing business.

OPERATING EXPENSES. Operating expenses increased approximately $0.8 million, or 28%, for the three months ended March 31, 2000, compared to the three months ended March 31, 1999. The increase in operating expenses is primarily the result of facilities added since the first quarter of 1999: the Lynchburg terminal; the Maytown, Boldman and Cobb extraction facilities and related pipeline; and the expanded Siloam fractionation plant.

GENERAL AND ADMINISTRATIVE EXPENSES. General and administrative expenses increased $0.3 million, or 16%, for the three months ended March 31, 2000, compared to the three months ended March 31, 1999. The increase primarily stems from the Company's recent stage of growth.

LIQUIDITY AND CAPITAL RESOURCES

The Company's sources of liquidity and capital resources historically have been internal cash flow and its revolving line of credit. In 2000, these sources were supplemented by proceeds from the sale of the Company's corporate office building. MarkWest believes its ability to generate cash from operations to reinvest in its business is one of its fundamental financial strengths. The Company anticipates that its operating activities in 2000, coupled with selective asset sales and existing bank credit arrangements, will continue to provide adequate cash flows for its business expansion and to meet its financial commitments.

The following summary table reflects comparative cash flows for the Company for the three months ended March 31, 2000 and 1999 (in thousands):


                                                                For the three months ended March 31,
                                                          -------------------------------------------------
                                                                   2000                      1999
                                                          -----------------------   -----------------------
Net cash provided by operating activities before
   change in working capital.......................           $   5,498                  $   1,398
Net cash provided by operating activities from
   change in working capital.......................              11,404                      3,656
Net cash used in investing activities..............              (1,475)                    (1,715)
Net cash used in financing activities..............           $ (14,161)                 $  (4,882)

CAPITAL INVESTMENT PROGRAM

MarkWest forecasts a baseline capital budget of $12 million in 2000 and $16 million in 2001. This budget will fund the completion of Phase I and Phase II expansion in Appalachia and other requirements, including Michigan drilling and maintenance capital. In addition, MarkWest is targeting another $20 million in other new projects and acquisitions. Management believes that funds generated from operations, the February 2000 sale of the Company's office building for $5.0 million in net cash proceeds, and unused borrowing capacity will enable the Company to fund its 2000-2001 capital expenditure programs. Depending on the timing and amount of its future projects, MarkWest may be required to seek additional sources of capital. While the Company believes it would be able to secure additional financing on terms acceptable to MarkWest, if required, no assurance can be given that the Company will be able to do so.

FINANCING FACILITIES

Financing activities consist primarily of net borrowings under the Company's credit facility. At March 31, 2000, the Company had approximately $50 million of available credit, of which net debt (debt less cash) of $27.4 million had been utilized as of December 31, 1999, and working capital of $1.4 million. MarkWest's credit availability has increased significantly since December 31, 1999, as the Company's trailing cash flow calculation, the determinant of the Company's available credit, rose because of improvements in Appalachia processing margins and completion of its Phase I expansion. To further increase its financial flexibility, the Company sold its corporate office building in February 2000 for $5.0 million in net proceeds. As of March 31, 2000, unutilized credit was approximately $22.6 million. Depending on the timing and amount of the Company's future projects beyond the level described above, MarkWest may be required to seek additional sources of capital. While the Company believes that it will be able to secure additional financing on terms acceptable to the Company, if required, no assurance can be given that it will be able to do so.

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

MarkWest achieves its goals utilizing a combination of fixed-price forward contracts, New York Mercantile Exchange ("NYMEX")-traded futures, and fixed/floating price swaps on the over-the-counter ("OTC") market. Futures and swaps allow the Company to protect margins, because gains or losses in the physical market are generally offset by corresponding losses or gains in the value of financial instruments.

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

The Company protects Appalachia processing margins using a combination of three different methods. MarkWest protects margins by purchasing natural gas priced on predetermined Btu differentials to propane or crude prices. MarkWest also protects its margins by selling crude oil and purchasing natural gas. Crude oil is highly correlated with certain NGL products. As of March 31, 2000, through this form of hedging, the Company had locked in an approximate margin of $0.17 per gallon on 30.7 million gallons of the Company's expected production through December 2000. MarkWest also protects margins by purchasing natural gas while simultaneously selling propane of approximately the same Btu value. As of March 31, 2000, through this later form of hedging, the Company had locked in an approximate margin of $0.18 per gallon on 28.3 million gallons of its expected production through December 2000. All projected margins on open positions at March 31, 2000 assume the basis differentials between the Company's sales location and the hedging contract's specified location and between crude oil and NGLs are consistent with historical averages. No basis risk was hedged except for a portion of the natural gas.

Given the size of the Company's capital expenditure program, the Company's primary hedging strategy in 2000 was designed to protect a portion of its Appalachian margins against possible decline in product prices. This strategy limited the benefit the Company otherwise would have recognized had its hedges not been in place during the first quarter of 2000. Specifically, net income would have been higher by approximately $0.6 million through March 31, 2000.

The Company also hedges exposure to changes in spot market prices on certain levels of natural gas production. As of March 31, 2000, the Company locked in an average sales price of $1.97/Mcf on 4,000 Mcfd of production through October 2000, an average sales price of $2.29/Mcf on 3,000 Mcfd of November 2000 to October 2001 production, and an average sales price of $2.39/Mcf on 1,000 Mcfd of November 2001 to October 2002 production.

The Company enters into speculative futures transactions on an infrequent basis. Specific approval by the Board of Directors is necessary prior to executing such transactions. Speculative futures are marked to market at the end of each accounting period, and any gain or loss is recognized in income for that period. There were no such speculative activities for the quarters ended March 31, 2000 and 1999.

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

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)  Exhibits
         10 -- Amendment Number One to MarkWest Hydrocarbon, Inc. 1996
               Nonemployee Director Stock Option Plan.
         11 -- Statement regarding computation of earnings per share. 27 -- Financial Data Schedule.

(b)   Reports on Form 8-K

         None filed in the first quarter of 2000.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                 MarkWest Hydrocarbon, Inc.
                                        (Registrant)



Date:   May 8, 2000              By:   /s/ Gerald A. Tywoniuk
                                    -------------------------------------------
                                    Gerald A. Tywoniuk
                                    Chief Financial Officer and Vice President
                                      Of Finance
                                    (On Behalf of the Registrant and as Officer)