Form 10-Q
period 2000-06-20
MARKWEST HYDROCARBON INC
filed 2000-08-14
CIK 1019756

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

              [X] QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 2000

                                       OR

          [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

              For the transition period from _________ to _________


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

The registrant had 8,452,174 shares of common stock, $.01 per share par value, outstanding as of June 30, 2000.

                                                                                       Page
                                                                                       -----
PART I--FINANCIAL INFORMATION
Item 1.  Consolidated Financial Statements
           Consolidated Balance Sheet at June 30, 2000 and December 31, 1999 ...          1
           Consolidated Statement of Operations for the Three and Six Months
               Ended June 30, 2000 and 1999 ....................................          2
           Consolidated Statement of Cash Flows for the Three and Six Months
               Ended June 30, 2000 and 1999 ....................................          3
           Notes to the Consolidated Financial Statements ......................          4

Item 2.  Management's Discussion and Analysis of Financial Condition and
               Results of Operations ...........................................          6

Item 3.  Quantitative and Qualitative Disclosures about Market Risk ............         12

PART II--OTHER INFORMATION

Item 1.  Legal Proceedings .....................................................         12
Item 4.  Submission of Matters to a Vote of Security Holders ...................         12
Item 6.  Exhibits and Reports on Form 8-K ......................................         12

SIGNATURE ......................................................................         13


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

PART I--FINANCIAL INFORMATION
ITEM 1.  CONSOLIDATED FINANCIAL STATEMENTS

                           MARKWEST HYDROCARBON, INC.
                           CONSOLIDATED BALANCE SHEET
                                   (UNAUDITED)
                            (000s, EXCEPT SHARE DATA)

                                                                                       June 30,          December 31,
                                     ASSETS                                              2000               1999
                                                                                       ---------         -----------
Current assets:
    Cash and cash equivalents ..................................................       $   1,518          $   1,356
    Receivables ................................................................          16,421             16,360
    Inventories ................................................................           6,761              6,043
    Prepaid feedstock ..........................................................           4,118              1,895
    Other assets ...............................................................             352                327
                                                                                       ---------          ---------
         Total current assets ..................................................          29,170             25,981

Property and equipment:
    Gas processing, gathering, storage and marketing equipment .................          92,791             78,476
    Oil and gas properties and equipment .......................................          16,366             14,518
    Land, buildings and other equipment ........................................           6,124             11,409
    Construction in progress ...................................................           3,302             10,697
                                                                                       ---------          ---------
                                                                                         118,583            115,100
    Less: accumulated depreciation, depletion and amortization .................         (24,950)           (22,789)
                                                                                       ---------          ---------
         Total property and equipment, net .....................................          93,633             92,311
Intangible assets, net of accumulated amortization of $515 and
   $438, respectively ..........................................................             924                951
                                                                                       ---------          ---------
         Total assets ..........................................................       $ 123,727          $ 119,243
                                                                                       =========          =========

                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
    Accounts payable and accrued liabilities ...................................       $  21,438          $  14,366
    Current portion of long-term debt ..........................................              --                104
                                                                                       ---------          ---------
         Total current liabilities .............................................          21,438             14,470

Deferred income taxes ..........................................................           9,260              8,019
Long-term debt .................................................................          36,000             44,035

Stockholders' equity:
    Preferred stock, par value $0.01, 5,000,000 shares authorized, 0 shares
      outstanding ..............................................................              --                 --
    Common stock, par value $0.01, 20,000,000 shares authorized, 8,531,206 and
      8,531,206 shares issued, respectively ....................................              85                 85
    Additional paid-in capital .................................................          42,240             42,222
    Retained earnings ..........................................................          15,163             10,801
    Treasury stock, 79,032 and 69,504 shares, respectively .....................            (459)              (389)
                                                                                       ---------          ---------
         Total stockholders' equity ............................................          57,029             52,719
                                                                                       ---------          ---------
         Total liabilities and stockholders' equity ............................       $ 123,727          $ 119,243
                                                                                       =========          =========

   The accompanying notes are an integral part of these financial statements.

                           MARKWEST HYDROCARBON, INC.
                      CONSOLIDATED STATEMENT OF OPERATIONS
                                   (UNAUDITED)
                          (000s, EXCEPT PER SHARE DATA)


                                                                       For the three months ended       For the six months ended
                                                                                 June 30,                       June 30,
                                                                       --------------------------       --------------------------
                                                                         2000              1999           2000              1999
                                                                       --------          --------       --------          --------
Revenues:
    Gathering, processing and marketing revenue .................      $ 38,698          $ 17,511       $ 83,332          $ 39,339
    Oil and gas revenue, net of transportation and
      taxes .....................................................           630               467          1,121               732
                                                                       --------          --------       --------          --------
         Total revenues .........................................        39,328            17,978         84,453            40,071

Operating expenses:
    Cost of sales ...............................................        30,417            12,971         62,428            28,236
    Operating expenses ..........................................         4,089             2,922          7,895             5,906
    General and administrative expenses .........................         2,018             1,682          3,857             3,263
    Depreciation, depletion and amortization ....................         1,461             1,311          2,896             2,614
                                                                       --------          --------       --------          --------
         Total operating expenses ...............................        37,985            18,886         77,076            40,019

         Income from operations .................................         1,343              (908)         7,377                52

Other income and expense:
    Interest income .............................................            31                12             53                26
    Interest expense ............................................          (655)             (631)        (1,402)           (1,432)
    Gain on sale of assets ......................................         1,000             2,509          1,000             2,509
    Other income (expense) ......................................            66               (29)            93               (45)
                                                                       --------          --------       --------          --------
         Income before income taxes .............................         1,785               953          7,121             1,110

Provision for income taxes:
    Current .....................................................           373               302          1,518               349
    Deferred ....................................................           305                74          1,241                74
                                                                       --------          --------       --------          --------
                                                                            678               376          2,759               423
                                                                       --------          --------       --------          --------
         Net income .............................................      $  1,107          $    577       $  4,362          $    687
                                                                       ========          ========       ========          ========

Basic earnings per share of common stock ........................      $   0.13          $   0.07       $   0.52          $   0.08
                                                                       ========          ========       ========          ========
Earnings per share assuming dilution ............................      $   0.13          $   0.07       $   0.51          $   0.08
                                                                       ========          ========       ========          ========
Weighted average number of outstanding shares of common stock:
         Basic ..................................................         8,451             8,492          8,452             8,485
                                                                       ========          ========       ========          ========
         Assuming dilution ......................................         8,483             8,503          8,475             8,492
                                                                       ========          ========       ========          ========


   The accompanying notes are an integral part of these financial statements.

                           MARKWEST HYDROCARBON, INC.
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                   (UNAUDITED)
                                     (000s)

                                                                          For the three months            For the six months
                                                                             ended June 30,                  ended June 30,
                                                                      --------------------------       --------------------------
                                                                        2000              1999           2000              1999
                                                                      --------          --------       --------          --------
Cash flows from operating activities:
     Net income .................................................     $  1,107          $    577       $  4,362          $    687
     Add income items that do not affect working capital:
         Depreciation, depletion and amortization ...............        1,461             1,311          2,896             2,614
         Deferred income taxes ..................................          305                74          1,241                74
         Gain on sale of assets .................................       (1,000)           (2,509)        (1,000)           (2,509)
         Other ..................................................           (9)              (11)          (137)              (21)
                                                                      --------          --------       --------          --------
                                                                         1,864              (558)         7,362               845
     Adjustments to working capital:
         (Increase) decrease in receivables .....................       (3,364)              143            (61)           (2,149)
         Increase in inventories ................................       (3,010)           (3,255)          (718)             (263)
         (Increase) decrease in prepaid expenses and other
         assets .................................................       (2,099)            2,118         (2,256)            4,529
         Increase in accounts payable and accrued liabilities ...        1,127             5,433          7,093             5,978
                                                                      --------          --------       --------          --------
                                                                        (7,346)            4,439          4,058             8,095
              Net cash provided by (used in) operating
                  activities ....................................       (5,482)            3,881         11,420             8,940

Cash flows from investing activities:
         Capital expenditures ...................................       (2,728)           (1,649)        (9,288)           (3,802)
         Proceeds from sale of assets ...........................        1,399             5,927          6,484             6,347
         Other ..................................................           --                 1             --                20
                                                                      --------          --------       --------          --------
              Net cash provided by (used in) investing
                  activities ....................................       (1,329)            4,279         (2,804)            2,565

Cash flows from financing activities:
      Proceeds from long-term debt ..............................       15,000             7,000         20,500            11,619
      Repayment of long-term debt ...............................       (9,049)          (14,013)       (28,639)          (23,652)
      Net reissuance (buy-back) of treasury stock ...............           19                37            (52)              169
      Debt issuance costs .......................................         (263)               --           (263)               --
                                                                      --------          --------       --------          --------
               Net cash provided by (used in) financing
                  activities ....................................        5,707            (6,976)        (8,454)          (11,864)
                                                                      --------          --------       --------          --------
Net increase (decrease) in cash and cash equivalents ............       (1,104)            1,184            162              (359)

Cash and cash equivalents at beginning of period ................        2,622               512          1,356             2,055
                                                                      --------          --------       --------          --------
Cash and cash equivalents at end of period ......................     $  1,518          $  1,696       $  1,518          $  1,696
                                                                      ========          ========       ========          ========


   The accompanying notes are an integral part of these financial statements.

                           MARKWEST HYDROCARBON, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1. GENERAL

The consolidated financial statements include the accounts of MarkWest Hydrocarbon, Inc. ("MarkWest" or the "Company"), and its wholly owned subsidiaries: MarkWest Resources, Inc., and MarkWest Michigan, Inc. All significant intercompany accounts and transactions have been eliminated in consolidation.

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

NOTE 2. LONG-TERM DEBT

Effective May 26, 2000, the Company amended its existing credit agreement. The amended agreement extends for an additional year, through the year 2006, and provides for a $15 million increase to the maximum borrowing amount, now $65 million, pursuant to a revolving loan commitment. Actual borrowing limits may be a lesser amount, depending on trailing cash flow, as defined in the agreement.

NOTE 3. RECENT ACCOUNTING PRONOUNCEMENTS

In June 1998, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 133, ACCOUNTING FOR DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES. This statement, as amended by SFAS Nos. 137 and 138, is effective for fiscal years beginning after June 15, 2000. SFAS No. 133 requires an entity to recognize all derivatives as assets or liabilities in the balance sheet and measure those instruments at fair value. Although the Company is currently evaluating SFAS No. 133, it is not expected to have a material impact on the financial condition or operations of the Company.

In December 1999, the Securities and Exchange Commission ("SEC") issued Staff Accounting Bulletin ("SAB") No. 101, REVENUE RECOGNITION IN FINANCIAL STATEMENTS, that provides guidance on the recognition, presentation and disclosure of revenue in financial statements filed with the SEC. This bulletin, as amended by SAB No. 101B, must be implemented no later than the fourth fiscal quarter of 2000. Although the Company is currently evaluating SAB No. 101, it is not expected to have a material impact on the financial condition or operations of the Company.

NOTE 4. SEGMENT REPORTING

The Company's operations are classified into two reportable segments, as follows:

     (1) Processing and Related Services--provide compression, gathering, treatment and NGL extraction, and fractionation services; also purchase and market natural gas and NGL; and

     (2)  Exploration and Production--explore for and produce natural gas.

MarkWest evaluates the performance of its segments and allocates resources to them based on operating income. There are no intersegment revenues. MarkWest's business is conducted solely in the United States.

The table below presents information about operating income for the reported segments for the second quarter of 2000 and the six months ended June 30, 2000, and for the corresponding periods in 1999. Operating income for each segment includes total revenues less operating expenses, and excludes depreciation, depletion and amortization, corporate administrative expenses, interest expense, interest income and income taxes. Asset information by reportable segment is not reported, since MarkWest does not produce such information internally.

                           MARKWEST HYDROCARBON, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


                                                 Processing and      Exploration and
                                                Related Services        Production              Total
                                                     (000s)               (000s)                (000s)
                                                ----------------     ---------------            ------
FOR THE QUARTER ENDED JUNE 30, 2000
Revenues .............................               $38,698               $  630               $39,328
Segment operating income .............               $ 4,540               $  282               $ 4,822

FOR THE QUARTER ENDED JUNE 30, 1999
Revenues .............................               $17,511               $  467               $17,978
Segment operating income .............               $ 1,922               $  163               $ 2,085

FOR THE SIX MONTHS ENDED JUNE 30, 2000
Revenues .............................               $83,332               $1,121               $84,453
Segment operating income .............               $13,551               $  579               $14,130

FOR THE SIX MONTHS ENDED JUNE 30, 1999
Revenues .............................               $39,339               $  732               $40,071
Segment operating income .............               $ 5,624               $  305               $ 5,929


A reconciliation of total segment operating income to total consolidated income
(loss) before taxes is as follows (000s):

                                                                                      Six Months         Six Months
                                            Quarter Ended      Quarter Ended            Ended               Ended
                                            June 30, 2000      June 30, 1999        June 30, 2000       June 30, 1999
                                            -------------      -------------        --------------      -------------
Total segment operating income .........       $ 4,822             $ 2,085             $ 14,130             $ 5,929
General and administrative expenses ....        (2,018)             (1,682)              (3,857)             (3,263)
Depreciation and amortization ..........        (1,461)             (1,311)              (2,896)             (2,614)
Interest income ........................            31                  12                   53                  26
Interest expense .......................          (655)               (631)              (1,402)             (1,432)
Gain on sale of assets .................         1,000               2,509                1,000               2,509
Other income (expense) .................            66                 (29)                  93                 (45)
                                               -------             -------             --------             -------
      Income before taxes ..............       $ 1,785             $   953             $  7,121             $ 1,110
                                               =======             =======             ========             =======


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Management's Discussion and Analysis of Financial Condition and Results of Operations contains statements which, to the extent that they are not recitations of historical fact, constitute "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933 ("Section 27A") and
Section 21E of the Securities and Exchange Act of 1934 ("Section 21E"). All forward-looking statements involve risks and uncertainties. The forward-looking statements in this document are intended to be subject to the safe harbor protection provided by Sections 27A and 21E. Factors that most typically impact MarkWest's operating results and financial condition include (i) changes in general economic conditions in regions in which the Company's products are located; (ii) the availability and prices of NGL and competing commodities;
(iii) the availability and prices of raw natural gas supply; (iv) the ability of the Company to negotiate favorable marketing agreements; (v) the risks that third party or Company natural gas exploration and production activities will not occur or be successful; (vi) the Company's dependence on certain significant customers, producers, gatherers, treaters and transporters of natural gas, (vii) competition from other NGL processors, including major energy companies; (viii) the Company's ability to identify and consummate grass roots projects or acquisitions complementary to its business; and (ix) winter weather conditions. For discussions identifying other important factors that could cause actual results to differ materially from those anticipated in the forward-looking statements, see the Company's Securities and Exchange Commission filings. Forward-looking statements involve many uncertainties that are beyond the Company's ability to control and in many cases the Company cannot predict what factors would cause actual results to differ materially from those indicated by the forward-looking statements.

SECOND QUARTER 2000 RESULTS

For the quarter ended June 30, 2000, net income was $1.1 million, or $0.13 per share, up $0.5 million or $0.06 per share, from 1999. Excluding the $0.6 million after-tax gain from the sale of an asset in May 2000 and the $1.5 million after-tax gain from the sale of a terminal in May 1999, net income was $0.5 million, or $0.6 per share, for the quarter ended June 30, 2000 compared to a net loss was $0.9 million, or $0.11 per share for the quarter ended June 30, 1999. Excluding the $1.0 million pre-tax gain from the sale of an asset, earnings before interest, taxes and depreciation, depletion and amortization ("EBITDA") totaled $2.9 million for the second quarter of 2000. Excluding the $2.5 million pre-tax gain from the sale of a terminal, EBITDA totaled $0.4 million for the quarter ended June 30, 1999.

Results from MarkWest's Appalachian operations increased $1.9 million after-tax principally from increased processing margins ($1.6 million) and the first full quarter's contribution from the recently completed Phase I expansion, partially offset by a scheduled reduction in processing fees. Decreased western Michigan throughput and sales volumes were largely offset by increased sales prices, and improved Rocky Mountain business unit results. General and administrative and depreciation expenses increased as expected by $0.3 million after-tax.

SIX MONTHS ENDED JUNE 30, 2000, RESULTS

For the six months ended June 30, 2000, net income was $4.4 million, or $0.52 per share, up $3.7 million or $0.44 per share from 1999. Excluding the aforementioned after-tax gains from the sale of Company assets in the second quarters of 2000 and 1999, net income was $3.8 million, or $0.44 per share, for the six months ended June 30, 2000 compared to a net loss of $0.9 million, or $0.10 per share, for the six months ended June 30, 1999. EBITDA in 2000 was $10.4 million; four times 1999's $2.6 million.

Results from MarkWest's Appalachian operations increased $5.3 million after-tax for the six months ended June 30, 2000, compared to results from the same period in 1999, from increased processing margins ($4.6 million) and the completion of the Phase I expansion in mid-first quarter 2000. However, expected increases in general and administrative, and depreciation expenses decreased results $0.5 million after-tax. The decline in western Michigan throughput and sales volumes were largely offset by increased sales prices, and improved results in the Rocky Mountain business unit.

OPERATING STATISTICS

                                                    Three Months Ended June 30,                 Six Months Ended June 30,
                                               --------------------------------------      --------------------------------------
                                                  2000            1999       % Change         2000           1999        % Change
                                               ----------      ----------    --------      ----------      ----------    --------
Appalachia:
   NGL production--Siloam plant (gallons) ...  40,500,000      25,800,000        57%       73,800,000      53,900,000        37%
   NGL sales--Siloam plant (gallons):
      Sales earning a processing margin .....  23,200,000      21,200,000         9%       55,600,000      56,900,000        (2%)
      Sales earning fee income ..............   9,600,000              --        --        14,100,000              --        --
                                               ----------      ----------                  ----------      ----------
      Total NGL sales--Siloam plant .........  32,800,000      21,200,000        55%       69,700,000      56,900,000        22%
   Processing margin per gallon:
      Average NGL sales price ...............  $     0.53      $     0.32        66%       $     0.56      $     0.29        93%
      Average natural gas cost ..............        0.36            0.26        38%             0.35            0.22        59%
                                               ----------      ----------                  ----------      ----------
      Processing margin per gallon ..........  $     0.17      $     0.06       183%       $     0.21      $     0.07       200%
Michigan:
   Pipeline throughput (Mcfd) ...............      12,300          17,300       (29%)          12,800          19,300       (34%)
   NGL sales (gallons) ......................   2,400,000       3,400,000       (29%)       5,200,000       7,200,000       (28%)
Rocky Mountains:
   Natural gas produced (Mcfd) ..............       3,300           2,500        32%            3,300           2,200        50%


PROCESSING AND RELATED SERVICES - APPALACHIA

Second quarter 2000 marked the first full quarter of operations at the Company's recently completed Phase I expansion of its Appalachian facilities. Phase I expansion consisted of the construction of a 75 MMcfd, mechanical refrigeration, NGL extraction plant ("Maytown") in southern Kentucky; the connection of the Maytown plant to the Company's Siloam fractionation facility; and the expansion of the Siloam fractionator, which is expected to increase throughput volumes from 310,000 gallons per day to 460,000 gallons per day during 2000.

Phase I expansion led to second quarter 2000 NGL production volumes of 40.5 MMgal, up 57 percent compared to the same period last year. Second quarter 2000 plant NGL marketing volumes of 32.8 MMgal were up 55 percent from the same period last year.

PROCESSING AND RELATED SERVICES - MICHIGAN

Pipeline throughput volumes were 12,300 Mcfd in the second quarter of 2000, down 29 percent over the same period in 1999. This reduction was due to natural production declines and delays on receiving volumes from shut-in wells involved in third-party litigation. MarkWest's own exploration continues to move ahead. The first well drilled by MarkWest encountered a reef as predicted, and a horizontal leg will evaluate its potential in August 2000. A second well was unsuccessful. An additional two wells identified with extensive seismic reprocessing will be drilled in August 2000. The Company estimate for the remainder of 2000 is an average of 9,500 Mcfd in pipeline throughput.

Construction on the Company's eastern Michigan operations ("Au Gres")--consisting of a well and well facility, a pipeline, and a gas processing plant--was completed prior to the end of second quarter. The well was producing up to 1,800 Mcfd during early July 2000. After further production history, several more wells in the field may be brought on stream. The Au Gres project has the potential to make an important impact on our Michigan operations.

EXPLORATION AND PRODUCTION - ROCKY MOUNTAINS

Natural gas sold in the second quarter of 2000 totaled 3,300 Mcfd, a 32 percent increase over the same period last year. In the second quarter 2000, MarkWest decided on the basis of the favorable outlook for natural gas prices not to sell its San Juan Basin unit as previously announced. Instead, further development of existing San Juan Basin properties will be pursued. The Company sold its Piceance Basin properties for $0.3 million in proceeds during the second quarter of 2000.

THREE MONTHS ENDED JUNE 30, 2000, COMPARED TO THE THREE MONTHS ENDED JUNE 30, 1999 (IN THOUSANDS)

                                          2000 (1)       1999 (2)       $ Change
                                          --------       --------       --------
Revenues ...............................  $ 39,328       $ 17,978       $ 21,350
Income (loss) from operations ..........  $  1,343       $   (908)      $  2,251

Income (loss) before income taxes ......  $    785       $ (1,556)      $  2,341
Provision (benefit) for income taxes....       298           (614)          (912)
                                          --------       --------       --------
Net income (loss) ......................  $    487       $   (942)      $  1,429
                                          ========       ========       ========


-------------------

(1) Excludes $1.0 million gain ($0.6 million after-tax) on the sale of an asset.

(2) Excludes $2.5 million gain ($1.5 million after-tax) on the sale of a terminal.

REVENUES

GATHERING, PROCESSING AND MARKETING REVENUE. Gathering, processing and marketing revenue increased $21.2 million or 121 percent for the three months ended June 30, 2000, compared to the same period in 1999. At the Company's Siloam fractionation facility, a 66 percent or $4.8 million increase in the average NGL sales price coupled with a 55 percent or $5.9 million increase in gallons sold contributed $10.7 million to the increase in revenues. The increase in average NGL sales prices was attributable to the corresponding increase in oil prices. The increase in gallons sold was a result of the first full quarter's operations of the Company's expanded Appalachian facilities. Gas marketing sales, boosted by higher year over year natural gas prices and volumes, contributed an additional $12.1 million in revenues during the second quarter 2000. Combined with a corresponding increase in gas marketing cost of sales, the second quarter 2000 gross margin from gas marketing increased $60,000 over second quarter 1999. The Company's gas marketing activities generate low margins; these activities are executed in support of MarkWest's processing business. Other items decreased revenues by $1.6 million.

COSTS AND EXPENSES

COST OF SALES. Cost of sales increased $17.4 million or 135 percent for the three months ended June 30, 2000, compared to the same period in 1999. A 38 percent or $2.4 million increase in Appalachia natural gas costs plus a 55 percent or $4.7 million increase in volumes sold at the Company's Siloam facility combined to increase cost of sales by $7.1 million. The increase was also caused by an $12.1 million increase in gas marketing purchases. Combined with a corresponding increase in gas marketing sales, the second quarter 2000 gross margin from gas marketing increased $60,000 over second quarter 1999. The Company's gas marketing activities generate low margins; these activities are executed in support of MarkWest's processing business. Other items decreased cost of sales by $1.8 million

OPERATING EXPENSES. Operating expenses increased $1.2 million or 40 percent for the three months ended June 30, 2000, compared to the three months ended June 30, 1999. The increase in operating expenses was principally attributable to operating costs associated with incremental facilities added in Appalachia since June 30, 1999: the Lynchburg and Lordstown terminals; the Maytown, Boldman and Cobb extraction facilities and related pipeline; and the expanded Siloam fractionation plant.

GENERAL AND ADMINISTRATIVE EXPENSES. General and administrative expenses increased $0.3 million or 20 percent primarily in support of the additional and expanded Appalachia facilities previously mentioned and rent for office space; the Company sold its corporate headquarters and leased back its office space commencing in February 2000. The aforementioned increases were partially offset by reduced legal costs.

DEPRECIATION, DEPLETION AND AMORTIZATION. Depreciation, depletion and amortization increased as a result of the completion of the Phase I expansion in Appalachia in the first quarter of 2000.

SIX MONTHS ENDED JUNE 30, 2000, COMPARED TO THE SIX MONTHS ENDED JUNE 30, 1999 (IN 000s)

                                          2000 (1)       1999 (2)       $ Change
                                          --------       --------       --------
Revenues ...............................  $84,453      $ 40,071       $ 44,382
Income from operations .................  $ 7,377      $     52       $  7,325

Income (loss) before income taxes ......  $ 6,121      $ (1,399)      $  7,520
Provision (benefit) for income taxes ...    2,372          (533)        (2,905)
                                          --------       --------       --------
Net income (loss) ......................  $ 3,749      $   (866)      $  4,615
                                          =======      ========       ========


-------------------

(1) Excludes $1.0 million gain ($0.6 million after-tax) on the sale of an asset.

(2) Excludes $2.5 million gain ($1.5 million after-tax) on the sale of a terminal.

REVENUES

GATHERING, PROCESSING AND MARKETING REVENUE. Gathering, processing and marketing revenue increased $44.0 million or 112 percent for the six months ended June 30, 2000, compared to the same period in 1999. At the Company's Siloam fractionation facility, a 93 percent or $15.0 million increase in the average NGL sales price coupled with a 22 percent or $7.6 million increase in gallons sold contributed $22.6 million to the increase in revenues. The increase in average NGL sales prices was attributable to the corresponding increase in oil prices. The increase in gallons sold was a result of the mid-first quarter 2000 start up of the Company's expanded Appalachian facilities. Gas marketing sales, boosted by higher year over year natural gas prices and volumes, contributed an additional $20.8 million in revenues during the first six months of 2000. Combined with a corresponding increase in gas marketing cost of sales, the gross margin from gas marketing increased $0.2 million over six-month period ended June 30, 1999. The Company's gas marketing activities generate low margins; these activities are executed in support of MarkWest's processing business. Lastly, increased sales prices and volumes at the Company's Appalachia terminals and greater fee income in Appalachia from the Phase I expansion, partially offset by reduced results in Michigan, added $0.6 million.

COSTS AND EXPENSES

COST OF SALES. Cost of sales increased $34.2 million or 121 percent for the six months ended June 30, 2000, compared to the same period in 1999. A 59 percent or $7.3 million increase in Appalachia natural gas costs plus a 22 percent or $6.5 million increase in volumes sold at the Company's Siloam facility combined to increase cost of sales by $13.8 million. The increase in cost of sales was also caused by a $20.6 million increase in gas marketing purchases. Combined with a corresponding increase in gas marketing sales, the gross margin from gas marketing increased $0.2 million over the six-month period ended June 30, 2000. The Company's gas marketing activities generate low margins; these activities are executed in support of MarkWest's processing business. Reduced pipeline throughput in Michigan offset the increase in cost of sales by $0.2 million.

OPERATING EXPENSES. Operating expenses increased $2.0 million or 34 percent for the six months ended June 30, 2000, compared to the six months ended June 30, 1999. The increase in operating expenses was principally attributable to facilities added since June 30, 1999: the Lynchburg and Lordstown terminals; the Maytown, Boldman and Cobb extraction facilities and related pipeline; and the expanded Siloam fractionation plant.

GENERAL AND ADMINISTRATIVE EXPENSES. General and administrative expenses increased $0.6 million or 18 percent primarily in support of the additional and expanded Appalachia facilities previously mentioned and rent for office space; the Company sold its corporate headquarters and leased back its office space commencing in February 2000. The aforementioned increases were partially offset by reduced legal costs.

DEPRECIATION, DEPLETION AND AMORTIZATION. Depreciation, depletion and amortization increased as a result of the completion of the Phase I expansion in Appalachia in the first quarter of 2000.

LIQUIDITY AND CAPITAL RESOURCES

The Company's sources of liquidity and capital resources historically have been internal cash flow and its revolving line of credit. In the first quarter of 2000, these sources were supplemented by proceeds from the sale of the

Company's corporate office building. In the second quarter of 2000, MarkWest increased its line of credit by $15 million to $65 million. MarkWest believes its ability to generate cash from operations to reinvest in its business is one of its fundamental financial strengths. The Company anticipates that its operating activities in 2000, coupled with selective asset sales and existing bank credit arrangements, will continue to provide adequate cash flows for its business expansion and to meet its financial commitments.

The following summary table reflects comparative cash flows for the Company for the six months ended June 30, 2000 and 1999 (in thousands):

                                                            For the six months ended June 30,
                                                            ---------------------------------
                                                               2000              1999
                                                              -------          --------
Net cash provided by operating activities before
   change in working capital ...........................      $ 7,362          $    845
Net cash provided by operating activities from
   change in working capital ...........................        4,058             8,095
Net cash provided by (used in) investing activities ....       (2,804)            2,565
Net cash used in financing activities ..................      $(8,454)         $(11,864)


CAPITAL INVESTMENT PROGRAM

MarkWest forecasts a baseline capital budget of $22 million in 2000 and $14 million in 2001. This budget funded the completion of Phase I and will fund Phase II expansion in Appalachia and other requirements, including Michigan drilling and maintenance capital. Management believes that funds generated from operations, the February 2000 sale of the Company's office building for $5.0 million in net cash proceeds, and unused borrowing capacity will enable the Company to fund its 2000-2001 capital expenditure programs.

FINANCING FACILITIES

Financing activities consist primarily of net borrowings under the Company's credit facility. At June 30, 2000, the Company had $65 million of available credit, of which net debt (debt less cash) of $34.5 million had been utilized, and working capital of $7.7 million. MarkWest's credit availability has increased significantly since December 31, 1999, as the Company's trailing cash flow calculation, the determinant of the Company's available credit, rose because of improvements in Appalachia processing margins and completion of its Phase I expansion. To further increase its financial flexibility, in the second quarter of 2000 the Company amended its existing credit facility increasing the maximum borrowing amount from $50 million to $65 million. As of June 30, 2000, unutilized credit was $30.5 million. Depending on the timing and amount of the Company's future projects beyond the level described above, MarkWest may be required to seek additional sources of capital. While the Company believes that it will be able to secure additional financing on terms acceptable to the Company, if required, no assurance can be given that it will be able to do so.

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

The use of financial instruments may expose the Company to the risk of financial loss in certain circumstances, including instances when (a) equity volumes are less than expected, or (b) the Company's OTC counterparties fail to purchase or deliver the contracted quantities of natural gas, NGL, or crude oil or otherwise fail to perform. To the extent that the Company engages in hedging activities, it may be prevented from realizing the benefits of favorable price changes in the physical market. However, it is similarly insulated against decreases in such prices.

MarkWest seeks to reduce its basis risk for natural gas but is generally unable to do so for NGL. Basis is the difference in price between the physical commodity being hedged and the price of the futures or physical contract used for hedging. Basis risk is the risk that an adverse change in the futures or physical market will not be completely offset by an equal and opposite change in the cash price of the commodity being hedged. The Company's basis risk primarily stems from the geographic price differentials between MarkWest's sales locations and futures or OTC contract delivery locations.

The Company protects Appalachia processing margins by using a combination of methods. MarkWest protects margins by purchasing natural gas priced on predetermined Btu differentials to propane or crude, by simultaneously selling propane or crude oil and purchasing natural gas, and by using swaps to achieve the same result. Crude oil is highly correlated with certain NGL products. All projected margins on open positions assume the basis differentials between the Company's sales location and the hedging contract's specified location and between crude oil and NGL are consistent with historical averages. No basis risk was hedged except for a portion of the natural gas. The Company's position, in terms of volumes hedged and associated projected margin, as of August 8, 2000 is as follows:

                                Q3 2000          Q4 2000         Total 2000        Total 2001
                              ----------        ----------       ----------        ----------
Using crude oil:
---------------------
Gallons                       10,400,000         6,200,000       16,600,000                --
$/Gallon                          $ 0.16            $ 0.22           $ 0.18                --

Using propane:
---------------------
Gallons                       13,300,000        14,400,000       27,700,000        12,600,000
$/Gallon                          $ 0.18            $ 0.19           $ 0.19            $ 0.22

Total:
---------------------
Gallons                       23,700,000        20,600,000       44,300,000        12,600,000
$/Gallon                          $ 0.17            $ 0.20           $ 0.18            $ 0.22


Finally, the Company locked in a $0.43 per gallon sales price on 630,000 third quarter 2000 gallons for a portion of its percent of proceeds contract volumes.

Given the size of the Company's capital expenditure program, the Company's primary hedging strategy in 2000 was designed to protect a portion of its Appalachian margins against possible decline in product prices. This strategy limited the benefit the Company otherwise would have recognized had its hedges not been in place during the first six months of 2000. Specifically, net income would have been higher by approximately $0.3 million and $0.9 million for the three and six months ended June 30, 2000.

The Company also hedges exposure to changes in spot market prices on certain levels of natural gas production. As of July 19, 2000, the Company's position, in terms of production volumes and sales price hedged, was as follows:

            Q3 2000     Q4 2000   Total 2000    Q1 2001     Q2 2001     Q3 2001     Q4 2001   Total 2001  Total 2002
            -------     -------   ----------    -------     -------     -------     -------   ----------  ----------
Mcf         180,000     150,000      330,000    176,000     178,000     180,000     121,000     655,000     149,000

$/Mcf        $ 1.97      $ 2.16       $ 2.06     $ 2.59      $ 2.59      $ 2.59      $ 2.76      $ 2.62      $ 2.39


The Company enters into speculative futures transactions on an infrequent basis. Specific approval by the Board of Directors is necessary prior to executing such transactions. Speculative futures are marked to market at the end of each accounting period, and any gain or loss is recognized in income for that period. There were no such speculative activities for the quarters ended June 30, 2000, and 1999.

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


ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

At the Annual Meeting of Stockholders held on May 18, 2000, the following proposals were adopted by the margins indicated:

1. To elect two Class II directors to hold office for a three-year term expiring at the Annual Meeting of Stockholders occurring in the year 2003 or until the election and qualification of their respective successors.

          Number of Shares                           For           Withheld
                                                  ---------        ---------
          Arthur J. Denney...................     7,034,463          1,212
          Karen L. Rogers....................     7,034,463          1,212


2. To ratify the selection of PricewaterhouseCoopers LLP as the Company's independent accountants for the fiscal year ending December 31, 2000.

                                                 Number of Shares
                                                 ----------------
          For.................................     7,034,463
          Against.............................         1,196
          Abstain.............................            16



ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)  Exhibits
         11 -- Statement regarding computation of earnings per share. 27 -- Financial Data Schedule.

(b)  Reports on Form 8-K

         (i) -- A report on Form 8-K was filed on May 12, 2000, announcing a new ticker symbol (AMEX:MWP).

                                    SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                       MarkWest Hydrocarbon, Inc.
                                              (Registrant)




Date: August __, 2000                  By:     /s/ Gerald A. Tywoniuk
                                          --------------------------------------
                                                   Gerald A. Tywoniuk
                                             Chief Financial Officer and Vice
                                                    President Of Finance
                                             (On Behalf of the Registrant and as
                                              Principal Financial and Accounting
                                                           Officer)