Form 10-Q
period 2000-09-30
MARKWEST HYDROCARBON INC
filed 2000-11-14
CIK 1019756

 QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

/x/	QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2000

OR

/ /	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                to

Commission File Number 1-11566

MARKWEST HYDROCARBON, INC.
(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	84-1352233 (IRS Employer Identification No.)

155 Inverness Drive West, Suite 200, Englewood, CO 80112-5000
(Address of principal executive offices)

Registrant's telephone number, including area code: (303) 290-8700

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes /x/  No / /

    The registrant had 8,452,180 shares of common stock, $.01 per share par value, outstanding as of September 30, 2000.

Page
PART I—FINANCIAL INFORMATION
Item 1. Consolidated Financial Statements
Consolidated Balance Sheet at September 30, 2000 and December 31, 1999	1
Consolidated Statement of Operations for the Three and Nine Months Ended September 30, 2000 and 1999	2
Consolidated Statement of Cash Flows for the Three and Nine Months Ended September 30, 2000 and 1999	3
Notes to the Consolidated Financial Statements	4
Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations	7
Item 3. Quantitative and Qualitative Disclosures about Market Risk	13
PART II—OTHER INFORMATION
Item 1. Legal Proceedings	14
Item 6. Exhibits and Reports on Form 8-K	14
SIGNATURE	15

Glossary of Terms

Bbls	barrels
Bcf	billion cubic feet of natural gas
Btu	British thermal units, an energy measurement
EBITDA	earnings before gain on sale, interest income, interest expense, income taxes, depreciation, depletion and amortization; a cash flow financial measure commonly used in the oil and gas industry
MM	million
Mcf	thousand cubic feet of natural gas
Mcfd	thousand cubic feet of natural gas per day
MMBtu	million British thermal units, an energy measurement
MMcf	million cubic feet of natural gas
MMcfd	million cubic feet of natural gas per day
NGL	natural gas liquids, such as propane, butanes and natural gasoline

One barrel of oil or NGL is the energy equivalent of six Mcf of natural gas.

PART I—FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements

MARKWEST HYDROCARBON, INC.

CONSOLIDATED BALANCE SHEET
(UNAUDITED)
(000s, except share data)

	September 30, 2000	December 31, 1999
ASSETS
Current assets:
Cash and cash equivalents	$1,714	$1,356
Receivables	21,984	16,360
Inventories	11,819	6,043
Prepaid feedstock	3,701	1,895
Other assets	283	327

Total current assets	39,501	25,981
Property and equipment:
Gas processing, gathering, storage and marketing equipment	95,301	78,476
Oil and gas properties and equipment	15,391	14,518
Land, buildings and other equipment	6,357	11,409
Construction in progress	4,665	10,697

	121,714	115,100
Less: accumulated depreciation, depletion and amortization	(26,285)	(22,789)

Total property and equipment, net	95,429	92,311
Intangible assets, net of accumulated amortization of $607 and $438, respectively	905	951

Total assets	$135,835	$119,243

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$24,864	$14,366
Current portion of long-term debt	—	104

Total current liabilities	24,864	14,470
Deferred income taxes	9,620	8,019
Long-term debt	43,000	44,035
Stockholders' equity:
Preferred stock, par value $0.01, 5,000,000 shares authorized, 0 shares outstanding	—	—
Common stock, par value $0.01, 20,000,000 shares authorized, 8,531,206 and 8,531,206 shares issued, respectively	85	85
Additional paid-in capital	42,251	42,222
Retained earnings	16,487	10,801
Treasury stock, 79,026 and 69,504 shares, respectively	(472)	(389)

Total stockholders' equity	58,351	52,719

Total liabilities and stockholders' equity	$135,835	$119,243

The accompanying notes are an integral part of these financial statements.

MARKWEST HYDROCARBON, INC.

CONSOLIDATED STATEMENT OF OPERATIONS
(UNAUDITED)
(000s, except per share data)

	For the three months ended September 30,		For the nine months ended September 30,
	2000	1999	2000	1999
Revenues:
Gathering, processing and marketing revenue	$55,868	$30,123	$139,199	$69,462
Oil and gas revenue, net of transportation and taxes	650	361	1,770	1,093

Total revenues	56,518	30,484	140,969	70,555
Operating expenses:
Cost of sales	45,559	24,146	107,987	52,382
Operating expenses	4,354	2,874	12,250	8,780
General and administrative expenses	2,173	1,635	6,031	4,897
Depreciation, depletion and amortization	1,427	1,287	4,323	3,901

Total operating expenses	53,513	29,942	130,591	69,960
Income from operations	3,005	542	10,378	595
Other income and expense:
Interest income	24	12	77	37
Interest expense	(820)	(598)	(2,222)	(2,030)
Gain on sale of assets	—	—	1,000	2,509
Other income (expense)	(85)	(48)	11	(93)

Income (loss) before income taxes	2,124	(92)	9,244	1,018
Provision (benefit) for income taxes:
Current	439	(113)	1,957	236
Deferred	360	(38)	1,601	36

	799	(151)	3,558	272

Net income	$1,325	$59	$5,686	$746

Basic earnings per share of common stock	$0.16	$0.01	$0.67	$0.09

Earnings per share assuming dilution	$0.16	$0.01	$0.67	$0.09

Weighted average number of outstanding shares of common stock:
Basic	8,450	8,473	8,451	8,481

Assuming dilution	8,489	8,479	8,475	8,487

The accompanying notes are an integral part of these financial statements.

MARKWEST HYDROCARBON, INC.

CONSOLIDATED STATEMENT OF CASH FLOWS
(UNAUDITED)
(000s)

	For the three months ended September 30,		For the nine months ended September 30,
	2000	1999	2000	1999
Cash flows from operating activities:
Net income	$1,325	$59	$5,686	$746
Add income items that do not affect working capital:
Depreciation, depletion and amortization	1,427	1,287	4,323	3,901
Deferred income taxes	360	(38)	1,601	36
Gain on sale of assets	—	—	(1,000)	(2,509)
Other	(12)	6	(148)	(15)

	3,100	1,314	10,462	2,159
Adjustments to working capital:
(Increase) decrease in receivables	(5,563)	(6,520)	(5,624)	(8,669)
(Increase) decrease in inventories	(5,058)	(63)	(5,776)	(326)
(Increase) decrease in prepaid expenses and other assets	486	(2,666)	(1,770)	1,863
Increase (decrease) in accounts payable and accrued liabilities	3,437	5,098	10,530	11,069

	(6,698)	(4,151)	(2,640)	3,937
Net cash provided by (used in) operating activities	(3,598)	(2,837)	7,822	6,096
Cash flows from investing activities:
Capital expenditures	(3,139)	(1,960)	(12,427)	(5,762)
Proceeds from sale of assets	8	32	6,492	6,379

Net cash provided by (used in) investing activities	(3,131)	(1,928)	(5,935)	617
Cash flows from financing activities:
Proceeds from long-term debt	20,000	14,555	40,500	26,055
Repayment of long-term debt	(13,000)	(9,015)	(41,639)	(32,543)
Net reissuance (buy-back) of treasury stock	(2)	(166)	(54)	2
Debt issuance costs	(73)	(298)	(336)	(275)

Net cash provided by (used in) financing activities	6,925	5,076	(1,529)	(6,761)

Net increase (decrease) in cash and cash equivalents	196	311	358	(48)
Cash and cash equivalents at beginning of period	1,518	1,696	1,356	2,055

Cash and cash equivalents at end of period	$1,714	$2,007	$1,714	$2,007

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

    Certain prior year amounts have been reclassified to conform to the current year's presentation.

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

NOTE 3.  RECENT ACCOUNTING PRONOUNCEMENTS

    In June 1998, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 133, Accounting for Derivative Instruments and Hedging Activities. This statement, as amended by SFAS Nos. 137 and 138, is effective for fiscal years beginning after June 15, 2000. SFAS No. 133 requires an entity to recognize all derivatives as assets or liabilities in the balance sheet and measure those instruments at fair value. The Company is currently evaluating SFAS No. 133. To date, the Company has inventoried its contracts subject to SFAS 133 and determined which are fair value and cash flow hedges. Evaluation of methodologies for assessing hedge effectiveness is in progress.

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

NOTE 4.  SEGMENT REPORTING

    The Company's operations are classified into two reportable segments, as follows:

  (1)
  Gathering, Processing and Marketing—provide compression, gathering, treatment and NGL extraction, and fractionation services; also purchase and market natural gas and NGL; and

  (2)
  Exploration and Production—explore for and produce natural gas.

    MarkWest evaluates the performance of its segments and allocates resources to them based on operating income. There are no intersegment revenues. MarkWest's business is conducted solely in the United States.

    The table below presents information about operating income for the reported segments for the third quarter of 2000 and the nine months ended September 30, 2000, and for the corresponding periods in 1999. Operating income for each segment includes total revenues less operating expenses, and excludes depreciation, depletion and amortization, corporate administrative expenses, interest expense, interest income and income taxes. Asset information by reportable segment is not reported, since MarkWest does not produce such information internally.

	Gathering, Processing and Marketing (000s)	Exploration and Production (000s)	Total (000s)
For the Quarter Ended September 30, 2000
Revenues	$55,868	$650	$56,518
Segment operating income	$6,247	$358	$6,605
For the Quarter Ended September 30, 1999
Revenues	$30,123	$361	$30,484
Segment operating income	$3,291	$173	$3,464
For the Nine Months Ended September 30, 2000
Revenues	$139,199	$1,770	$140,969
Segment operating income	19,794	$938	$20,732
For the Nine Months Ended September 30, 1999
Revenues	$69,462	$1,093	$70,555
Segment operating income	$8,915	$478	$9,393

    A reconciliation of total segment operating income to total consolidated income (loss) before taxes is as follows (000s):

	For the quarter ended September 30,		For the nine months ended September 30,
	2000	1999	2000	1999
Total segment operating income	$6,605	$3,464	$20,732	$9,393
General and administrative expenses	(2,173)	(1,635)	(6,031)	(4,897)
Depreciation and amortization	(1,427)	(1,287)	(4,323)	(3,901)
Interest income	24	12	77	37
Interest expense	(820)	(598)	(2,222)	(2,030)
Gain on sale of assets	—	—	1,000	2,509
Other income (expense)	(85)	(48)	11	(93)

Income (loss) before taxes	$2,124	$(92)	$9,244	$1,018

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

Third Quarter 2000 Results

    For the quarter ended September 30, 2000, net income was $1.3 million, or $0.16 per share, compared to $59,000, or $0.01 per share for the third quarter of 1999. Earnings before interest, taxes, and depreciation, depletion and amortization ("EBITDA") totaled $4.3 million for the quarter, up from $1.8 million reported for the same period in 1999.

    The major contributor to increased earnings was MarkWest's Appalachian operations which increased $2.2 million after tax, principally from processing margins per gallon more than doubling for the third quarter of 2000 compared to the third quarter of 1999, and also from contributions from the Company's new Maytown gas plant. Decreased western Michigan throughput and sales volumes reduced third quarter 2000 results by $0.4 million after tax. General and administrative, depreciation, and interest expenses increased by $0.6 million after tax, primarily due to the Company's expansion in Appalachia and higher average debt balances and interest rates.

Nine Months Ended September 30, 2000, Results

    For the nine months ended September 30, 2000, net income was $5.7 million, or $0.67 per share, up $4.9 million or $0.58 per share from 1999. Excluding gains on asset sales in both periods, net income was $5.1 million, or $0.60 per share, for the nine months ended September 30, 2000 compared to a net loss of $0.8 million, or $0.10 per share, for the nine months ended September 30, 1999. EBITDA in 2000 was $14.7 million, or $1.74 per share, compared to $4.4 million, or $0.52 per share, for the first nine months of 1999.

    Results from MarkWest's Appalachian operations increased $7.6 million after tax for the nine months ended September 30, 2000, compared to results from the same period in 1999, from increased processing margins ($7.0 million after tax) and contributions from the Company's new Maytown gas plant. Decreased western Michigan throughput and sales volumes reduced results by $0.7 million after tax. Expected increases in general and administrative, depreciation, and interest expenses, as a result of the Appalachian expansion, further decreased results by $1.0 million after tax.

Operating Statistics

	Three Months Ended September 30,			Nine Months Ended September 30,
	2000	1999	% Change	2000	1999	% Change
Appalachia:
NGL production—Siloam plant (gallons)	41,500,000	27,600,000	50%	115,300,000	81,500,000	41%
NGL sales—Siloam plant (gallons):
Sales earning a processing margin	29,900,000	24,400,000	23%	85,500,000	81,300,000	5%
Sales earning fee income	9,900,000	—	NM	24,000,000	—	NM

Total NGL sales—Siloam plant	39,800,000	24,400,000	63%	109,500,000	81,300,000	35%
Processing margin per gallon:
Average NGL sales price	$0.63	$0.42	50%	$0.59	$0.33	79%
Average natural gas cost	$0.43	$0.33	30%	$0.38	$0.25	52%

Average margin	$0.20	$0.09	122%	$0.21	$0.08	163%
Michigan:
Pipeline throughput (Mcfd)	9,600	17,400	(45%)	11,800	18,700	(37%)
NGL sales (gallons)	2,000,000	3,400,000	(41%)	7,300,000	10,600,000	(31%)
Rocky Mountains:
Natural gas produced (Mcfd)	3,400	2,400	42%	3,300	2,500	32%

Gathering, Processing and Marketing

    MarkWest is paid for its processing in Appalachia through sales of liquids extracted and fees for units of throughput. Recent third-quarter sales volumes of liquids at the Company's Siloam, Kentucky, fractionation facility were a record 39.8 million gallons compared to 24.4 million gallons for the 1999 third quarter—a 63 percent increase. As part of the Phase II expansion, MarkWest will further increase NGL production from 460,000 to 550,000 gallons per day, beginning in the third quarter of 2001. The Phase II expansion is expected to add $2 million in EBITDA in the last half of 2001. The potential for additional gas plants in both the north and south ends of the basin provide near-term opportunity to further expand throughput.

    To market its rising production of NGLs, MarkWest is expanding its distribution capabilities. The expansion of MarkWest's new truck and rail loading facilities at Siloam is almost completed. This will enable simultaneous loading of 12 rail cars and 8 trucks—up from the previous 8 and 4, respectively. MarkWest has acquired sixty 1998-vintage rail cars for $4 million, financed by an operating lease, expanding the Company's fleet of owned and leased cars to 163. This will enable MarkWest to ship propane as far as Florida and New England on a competitive basis. Finally, MarkWest's innovative new propane logistics service is already cutting costs for its customers.

    In western Michigan, volumes were 9,600 Mcfd for the recent third quarter compared to 17,400 Mcfd for the same period in 1999. This decline was partially offset by higher NGL prices and the new Au Gres project in eastern Michigan. To help counter this decline, MarkWest entered a five-well exploration effort in western Michigan to enhance production into the pipeline. These efforts with industry partners resulted in four dry holes, and the fifth well is being evaluated. MarkWest's net interest in the wells averaged 25 percent. Management is reevaluating the western Michigan pipeline and related facilities as to possible alternative use or disposition.

    The new Au Gres project in eastern Michigan is producing as planned after resolution of startup issues in the third quarter, and a decision on expanding will be made as soon as sufficient production history has been obtained to ascertain the reserves and productive life of the initial well. Initial results look positive and could lead to significant additional investment in the project.

Exploration and Production

    Natural gas sold during the third quarter of 2000 totaled 3,400 Mcfd—a 42 percent increase over the same period last year. Production has increased because of the Company's 1999 capital program. Starting in the recent third quarter, MarkWest is investing $1.8 million in workover and recompletion work on its San Juan Basin properties, as well as infill drilling of additional gas wells. A similar amount of work is also scheduled for the properties in 2001. Production is expected to ramp up to 4,500 Mcfd by year-end 2001.

Three Months Ended September 30, 2000, Compared to the Three Months Ended September 30, 1999 (in 000s)

	2000	1999	$ Change
Revenues	$56,518	$30,484	$26,034
Income from operations	$3,005	$542	$2,463
Income (loss) before income taxes	$2,124	$(92)	$2,216
Provision (benefit) for income taxes	$799	$(151)	$950

Net income	$1,325	$59	$1,266

Revenues

    Gathering, processing and marketing revenue.  Gathering, processing and marketing revenue increased $25.7 million or 85 percent for the three months ended September 30, 2000, compared to the same period in 1999. The reasons for the increase are primarily increased NGL volumes and prices in Appalachia. Processing margin volumes increased 5.5 million gallons due to completion of Phase I expansion, which increased revenues by $2.3 million. The increase in NGL prices is attributable to the increase in crude oil prices, which increased revenues by $6.4 million. Fee income sales at the new Maytown plant added $6.2 million in revenues for the first quarter 2000. Finally, increased natural gas marketing contributed $10.1 million in revenues during the third quarter 2000. Combined with a corresponding increase in gas marketing costs of sales, the third quarter 2000 gross margin from gas marketing decreased $0.1 million compared to the third quarter 1999. The natural gas marketing activities generate low margin; these activities are executed in support of MarkWest's processing business. Other items increased revenues $0.7 million.

Costs and Expenses

    Cost of sales.  Cost of sales increased $21.4 million or 89 percent for the three months ended September 30, 2000, compared to the same time period in 1999. The Company's replacement feedstock in Appalachia increased $10.4 million as a result of increased volumes and unit costs. In addition, the cost of sales for natural gas marketing increased $10.2 million due to the increased volumes. Combined with a corresponding increase in gas marketing sales, the third quarter 2000 gross margin from gas marketing decreased $0.1 million compared to third quarter 1999. The natural gas marketing activities generate low margins; these activities are executed in support of MarkWest's processing business. Other items increased cost of sales by $0.8 million.

    Operating expenses.  Operating expenses increased $1.5 million or 51 percent for the three months ended September 30, 2000, compared to the same time period in 1999. The increase is primarily attributable to operating costs associated with incremental facilities added in Appalachia since September 30, 1999: the Lynchburg and Lordstown terminals; the Maytown, Boldman, and Cobb extraction facilities and related pipeline; and the expanded Siloam fractionation plant.

    General and administrative expenses.  General and administrative expenses increased $0.5 million or 33 percent primarily in support of the additional and expanded Appalachia facilities previously mentioned and rent for office space; the Company sold its corporate headquarters and leased back its office space commencing in February 2000.

    Depreciation, depletion and amortization.  Depreciation, depletion and amortization increased as a result of the completion of the Phase I expansion in Appalachia in the first quarter of 2000.

Nine Months Ended September 30, 2000, Compared to the Nine Months Ended September 30, 1999 (in 000s)

	2000(1)	1999(2)	$ Change
Revenues	$140,969	$70,555	$70,414
Income from operations	$10,378	$595	$9,783
Income (loss) before income taxes	$8,244	$(1,491)	$9,735
Provision (benefit) for income taxes	3,178	(684)	3,862

Net income (loss)	$5,066	$(807)	$5,873

(1)
Excludes $1.0 million gain ($0.6 million after tax) on the sale of an asset.
(2)
Excludes $2.5 million gain ($1.5 million after tax) on the sale of a terminal.

Revenues

    Gathering, processing and marketing revenue.  Gathering, processing and marketing revenue increased $69.7 million or 100 percent for the nine months ended September 30, 2000, compared to the same period in 1999. The reasons for the increase are primarily increased NGL volumes and prices in Appalachia. Processing margin volumes increased 4.2 million gallons due to completion of Phase I expansion, which increased revenues by $1.4 million. The increase in NGL prices is attributable to the increase in crude oil prices, which increased revenues by $21.9 million. Fee income sales at the new Maytown plant added $14.1 million in revenues. Increased natural gas marketing contributed an additional $30.9 million in revenues during the first nine months of 2000. Combined with a corresponding increase in gas marketing costs of sales, gross margin from gas marketing increased $0.1 million over the nine-month period ended September 30, 1999. The natural gas marketing activities generate low margins; these activities are executed in support of MarkWest's processing business. Lastly, increased processing and related fee income in Appalachia from Phase I expansion and other items added $1.4 million.

Costs and Expenses

    Cost of sales.  Cost of sales increased $55.6 million or 106 percent for the nine months ended September 30, 2000 compared to the same time period in 1999. The Company's replacement feedstock in Appalachia increased $24.1 million as a result of increased volumes and unit cost. In addition, the cost of sales for natural gas marketing increased $30.8 million due to the increased volumes. Combined with a corresponding increase in gas marketing costs of sales, the gross margin from gas marketing increased $0.1 million over the nine-month period ended September 30, 1999. The natural gas marketing activities generate low margins; these activities are executed in support of MarkWest's processing business. Other items increased cost of sales by $0.7 million.

    Operating expenses.  Operating expenses increased $3.5 million or 40 percent for the nine months ended September 30, 2000, compared to the same time period in 1999. The increase is primarily attributable to operating costs associated with incremental facilities added in Appalachia since September 30, 1999: the Lynchburg and Lordstown terminals; the Maytown, Boldman and Cobb extraction facilities and related pipeline; and the expanded Siloam fractionation plant.

    General and administrative expenses.  General and administrative expenses increased $1.1 million or 23 percent primarily in support of the additional and expanded Appalachia facilities previously mentioned and rent for office space; the Company sold its corporate headquarters and leased back its office space commencing in February 2000.

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

    The following summary table reflects comparative cash flows for the Company for the nine months ended September 30, 2000 and 1999 (in thousands):

	For the nine months ended September 30,
	2000	1999
Net cash provided by operating activities before change in working capital	$10,462	$2,159
Net cash provided by (used in) operating activities from change in working capital	(2,640)	3,937
Net cash provided by (used in) investing activities	(5,935)	617
Net cash used in financing activities	$(1,529)	$(6,761)

Capital Investment Program

    MarkWest forecasts a baseline capital budget of $20 million in 2000 and $14 million in 2001. This budget funded the completion of Phase I and will fund Phase II expansion in Appalachia and other requirements, including maintenance capital. Management believes that funds generated from operations, the February 2000 sale of the Company's office building for $5.0 million in net cash proceeds, and unused borrowing capacity will enable the Company to fund its 2000-2001 capital expenditure programs.

Financing Facilities

    Financing activities consist primarily of net borrowings under the Company's credit facility. At September 30, 2000, the Company had $65 million of available credit, of which net debt (debt less cash) of $41.2 million had been utilized, and working capital of $14.6 million. MarkWest's credit availability has increased significantly since December 31, 1999, as the Company's trailing cash flow calculation, the determinant of the Company's available credit, rose because of improvements in Appalachia processing margins and completion of its Phase I expansion. To further increase its financial flexibility, in the second quarter of 2000 the Company amended its existing credit facility increasing the maximum borrowing amount from $50 million to $65 million. As of September 30, 2000, unutilized credit was $23.8 million. Depending on the timing and amount of the Company's future projects beyond the level described above, MarkWest may be required to seek additional sources of capital. While the Company believes that it will be able to secure additional financing on terms acceptable to the Company, if required, no assurance can be given that it will be able to do so.

Risk Management Activities

    The Company's primary risk management objectives are to optimize revenues while minimizing price declines by utilizing a statistical approach that analyzes momentum, average pricing over time, and various fundamental data such as industry inventories, industry production, demand and weather. Hedging levels increase with capital commitments and debt levels and when above-average margins exist. The Company maintains a committee, including members of senior management, which oversees all hedging activity.

    MarkWest achieves its goals utilizing a combination of fixed-price forward contracts, New York Mercantile Exchange ("NYMEX")-traded futures, and fixed-for-float price swaps on the over-the-counter ("OTC") market. Futures and swaps allow the Company to protect margins, because gains or losses in the physical market are generally offset by corresponding losses or gains in the value of financial instruments.

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

Company's position, in terms of NGL volumes hedged and associated projected margin per NGL gallon, as of November 8, 2000 is as follows:

Hedged Processing Margins

	Q4 2000	Q1 2001	Q2 2001	Total 2001
Using crude oil:
NGL gallons	6,200,000	—	—	—
NGL processing margin ($/gallon)	$0.27	—	—	—
Using propane:
Propane gallons	16,400,000	16,200,000	1,300,000	17,500,000
NGL processing margin ($/gallon)	$0.20	$0.23	$0.16	$0.22
Total:
NGL gallons	22,600,000	16,200,000	1,300,000	17,500,000
NGL processing margin ($/gallon)	$0.22	$0.23	$0.16	$0.22

    Finally, the Company has locked in a $3.98 per MMBtu sales price on 650,000 fourth quarter 2000 and first quarter 2001 MMBtus for certain Appalachia natural gas revenues. The Company has also locked in a $5.19 per MMBtu for another 650,000 fourth quarter 2001 and first quarter 2002 MMBtus.

    Given the size of the Company's capital expenditure program, the Company's primary hedging strategy in 2000 was designed to protect a portion of its Appalachian margins against possible decline in product prices. This strategy limited the benefit the Company otherwise would have recognized had its hedges not been in place during the first nine months of 2000. Specifically, net income would have been higher by approximately $0.7 million and $1.6 million for the three and nine months ended September 30, 2000.

    The Company also hedges exposure to changes in spot market prices on certain levels of natural gas production. As of November 8, 2000, the Company's position, in terms of production volumes and sales price hedged, was as follows:

Hedged Natural Gas Sales

	2000	2001					2002
	Q4	Q1	Q2	Q3	Q4	Total	Total
Mcf	154,000	240,000	242,000	244,000	183,000	909,000	152,000
$/Mcf	$2.16	$3.02	$3.02	$3.02	$3.28	$3.07	$2.39

    The Company enters into speculative futures transactions on an infrequent basis. Specific approval by the Board of Directors is necessary prior to executing such transactions. Speculative futures are marked to market at the end of each accounting period, and any gain or loss is recognized in income for that period. There were no such speculative activities for the quarters ended September 30, 2000, and 1999.

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

MARKWEST HYDROCARBON, INC. (Registrant)
Date: November 8, 2000	By:	/s/ GERALD A. TYWONIUK Gerald A. Tywoniuk Chief Financial Officer and Vice President Of Finance (On Behalf of the Registrant and as Principal Financial and Accounting Officer)

QuickLinks

PART I—FINANCIAL INFORMATION
Hedged Processing Margins
Hedged Natural Gas Sales
SIGNATURE