Form 10-Q/A
period 2000-09-30
MARKWEST HYDROCARBON INC
filed 2000-11-14
CIK 1019756

 QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

AMENDMENT NO. 1
TO
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

Item 6. Exhibits and Reports on Form 8-K

(a)
Exhibits

    11—Statement regarding computation of earnings per share.

    27—Financial Data Schedule.

(b)
Reports on Form 8-K

    (i)—No reports on Form 8-K were filed during the quarter ended September 30, 2000.

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
PART II. OTHER INFORMATION
SIGNATURE