Form 10-Q
period 2001-03-31
MARKWEST HYDROCARBON INC
filed 2001-05-03
CIK 1019756

--------------------------------------------------------------------------------

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

/X/             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2001

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
Yes      X          No
      -------           --------

The registrant had 8,569,322 shares of common stock, $.01 per share par value, outstanding as of March 31, 2001.

--------------------------------------------------------------------------------

                                                                                                             Page
                                                                                                          ------------
PART I--FINANCIAL INFORMATION

Item 1.  Consolidated Financial Statements
           Consolidated Balance Sheet at March 31, 2001 and December 31, 2000 ...........................      1
           Consolidated Statement of Operations for the Three Months Ended March 31, 2001
               and 2000 .................................................................................      2
           Consolidated Statement of Cash Flows for the Three Months Ended March
               31, 2001 and 2000 ........................................................................      3
           Consolidated Statement of Changes in Stockholders' Equity for the Three Months Ended
               March 31, 2001 and 2000 ..................................................................      4
           Notes to the Consolidated Financial Statements ...............................................      5

Item 2.  Management's Discussion and Analysis of Financial Condition and
             Results of Operations ......................................................................      8

Item 3.  Quantitative and Qualitative Disclosures about Market Risk .....................................     12

PART II--OTHER INFORMATION

Item 1.  Legal Proceedings ..............................................................................     12
Item 6.  Exhibits and Reports on Form 8-K ...............................................................     12

SIGNATURE ...............................................................................................     13


--------------------------------------------------------------------------------

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

--------------------------------------------------------------------------------

PART I--FINANCIAL INFORMATION
ITEM 1.  CONSOLIDATED FINANCIAL STATEMENTS

                           MARKWEST HYDROCARBON, INC.
                           CONSOLIDATED BALANCE SHEET
                            (000s, EXCEPT SHARE DATA)

                                                                                    March 31,
                                     ASSETS                                            2001        December 31,
                                                                                   (Unaudited)         2000
                                                                                   ------------    ------------
Current assets:
    Cash and cash equivalents ..................................................   $      2,529    $        934
    Receivables ................................................................         26,569          36,695
    Inventories ................................................................          3,313           8,058
    Prepaid feedstock ..........................................................            357              --
    Other assets ...............................................................            935             913
                                                                                   ------------    ------------
         Total current assets ..................................................         33,703          46,600

Property and equipment:
    Gas processing, gathering, storage and marketing equipment .................         98,776          97,311
    Oil and gas properties and equipment .......................................         21,715          18,037
    Land, buildings and other equipment ........................................          6,518           6,463
    Construction in progress ...................................................         10,559           6,241
                                                                                   ------------    ------------
                                                                                        137,568         128,052
    Less: accumulated depreciation, depletion and amortization .................        (29,450)        (27,833)
                                                                                   ------------    ------------
         Total property and equipment, net .....................................        108,118         100,219

Intangible assets, net of accumulated amortization of
    $816 and $708, respectively ................................................            361             468
                                                                                   ------------    ------------

         Total assets ..........................................................   $    142,182    $    147,287
                                                                                   ============    ============

                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
    Accounts payable ...........................................................   $     14,483    $     17,713
    Accrued liabilities ........................................................          8,862          13,740
    Liabilities from risk management activities ................................          1,124              --
                                                                                   ------------    ------------
         Total current liabilities .............................................         24,469          31,453

Deferred income taxes ..........................................................         11,134          11,240
Liabilities from risk management activities ....................................            347              --
Long-term debt .................................................................         44,000          43,000

Commitments and contingencies (see Note 4) .....................................             --              --

Stockholders' equity:
    Preferred stock, par value $0.01, 5,000,000 shares authorized, 0 shares
      outstanding ..............................................................             --              --
    Common stock, par value $0.01, 20,000,000 shares authorized, 8,563,919 and
      8,561,206 shares issued, respectively ....................................             87              86
    Additional paid-in capital .................................................         42,537          42,471
    Retained earnings ..........................................................         21,128          19,679
    Accumulated other comprehensive income (loss) ..............................           (949)             --
    Treasury stock, 92,850 and 104,093 shares, respectively ....................           (571)           (642)
                                                                                   ------------    ------------
         Total stockholders' equity ............................................         62,232          61,594
                                                                                   ------------    ------------

         Total liabilities and stockholders' equity ............................   $    142,182    $    147,287
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

                           MARKWEST HYDROCARBON, INC.
                      CONSOLIDATED STATEMENT OF OPERATIONS
                                   (UNAUDITED)
                          (000s, EXCEPT PER SHARE DATA)

                                                                     For the three months ended
                                                                             March 31,
                                                                    ----------------------------
                                                                        2001            2000
                                                                    ------------    ------------
Revenue:
   Gathering, processing and marketing ..........................   $     85,517    $     44,695
   Exploration and production ...................................          2,699             749
                                                                    ------------    ------------
         Total revenue ..........................................         88,216          45,444
                                                                    ------------    ------------

Operating expenses:
   Cost of sales ................................................         75,845          32,330
   Operating expenses ...........................................          5,017           3,806
   General and administrative expenses ..........................          2,425           1,839
   Depreciation, depletion and amortization .....................          1,725           1,435
                                                                    ------------    ------------
         Total operating expenses ...............................         85,012          39,410
                                                                    ------------    ------------

         Income from operations .................................          3,204           6,034
                                                                    ------------    ------------

Other income and expense:
   Interest income ..............................................             24              23
   Interest expense .............................................            721             747
   Other income (expense) .......................................           (133)             26
                                                                    ------------    ------------

         Income before income taxes .............................          2,374           5,336
                                                                    ------------    ------------

Provision for income taxes:
    Current .....................................................            509           1,145
    Deferred ....................................................            416             936
                                                                    ------------    ------------
         Provision for income taxes .............................            925           2,081
                                                                    ------------    ------------
         Net income .............................................   $      1,449    $      3,255
                                                                    ============    ============

Basic earnings per share of common stock ........................   $       0.17    $       0.39
                                                                    ============    ============
Earnings per share assuming dilution ............................   $       0.17    $       0.38
                                                                    ============    ============

Weighted average number of outstanding shares of common stock:

   Basic ........................................................          8,470           8,452
                                                                    ============    ============
   Assuming dilution ............................................          8,512           8,467
                                                                    ============    ============


   The accompanying notes are an integral part of these financial statements.

                           MARKWEST HYDROCARBON, INC.
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                   (UNAUDITED)
                                     (000s)

                                                                                 For the three months
                                                                                    ended March 31,
                                                                              ----------------------------
                                                                                  2001            2000
                                                                              ------------    ------------
Cash flows from operating activities:
     Net income ...........................................................   $      1,449    $      3,255
     Add income items that do not affect working capital:
        Depreciation, depletion and amortization ..........................          1,725           1,435
        Deferred income taxes .............................................            416             936
        Gain on sale of assets ............................................              9            (128)
                                                                              ------------    ------------
                                                                                     3,599           5,498

     Adjustments to working capital:
         (Increase) decrease in receivables ...............................         10,126           3,303
         (Increase) decrease in inventories ...............................          4,745           2,292
         (Increase) decrease in prepaid expenses and other assets .........           (379)           (157)
         Increase (decrease) in accounts payable and accrued liabilities ..         (8,108)          5,966
                                                                              ------------    ------------
                                                                                     6,384          11,404

         Net cash flow provided by operating activities ...................          9,983          16,902

Cash flows from investing activities:
         Capital expenditures .............................................         (9,526)         (6,560)
         Proceeds from sale of assets .....................................             --           5,085
                                                                              ------------    ------------

         Net cash used in investing activities ............................         (9,526)         (1,475)

Cash flows from financing activities:
         Proceeds from long-term debt .....................................         23,000           5,500
         Repayments of long-term debt .....................................        (22,000)        (19,590)
         Exercise of stock options ........................................             18              --
         Acquisition of treasury stock ....................................             --            (176)
         Reissuance of treasury stock .....................................            120             105
                                                                              ------------    ------------

         Net cash provided by financing activities ........................          1,138         (14,161)
                                                                              ------------    ------------

         Net increase in cash and cash equivalents ........................          1,595           1,266

Cash and cash equivalents at beginning of period ..........................            934           1,356
                                                                              ------------    ------------

Cash and cash equivalents at end of period ................................   $      2,529    $      2,622
                                                                              ============    ============


   The accompanying notes are an integral part of these financial statements.

                           MARKWEST HYDROCARBON, INC.
                      CONSOLIDATED STATEMENT OF CHANGES IN
                              STOCKHOLDERS' EQUITY
                                     (000s)

                                                                                                   ACCUMULATED
                                    SHARES OF  SHARES OF          ADDITIONAL                          OTHER          TOTAL
                                      COMMON   TREASURY   COMMON    PAID-IN   RETAINED  TREASURY  COMPREHENSIVE  STOCKHOLDERS'
                                      STOCK      STOCK    STOCK     CAPITAL   EARNINGS    STOCK       INCOME         EQUITY
                                    ---------  ---------  ------  ----------  --------  --------  -------------  -------------

Balance, December 31, 2000 ......       8,561       (104) $   86  $   42,471  $ 19,679  $   (642) $           0  $      61,594

Transition adjustment ...........          --         --      --          --        --        --         (1,230)        (1,230)


Net income ......................          --         --      --          --     1,449        --             --          1,449

Risk management activities ......          --         --      --          --        --        --            281            281
                                                                                                                 -------------

Comprehensive income ............                                                                                $       1,730
                                                                                                                 =============


Exercise of options .............           3         --       1          17        --        --             --             18

Reissuance of treasury stock ....          --         11      --          49        --        71             --            120
                                    ---------  ---------  ------  ----------  --------  --------  -------------  -------------

Balance, March 31, 2001 .........       8,564        (93) $   87  $   42,537  $ 21,128  $   (571) $        (949) $      62,232
                                    =========  =========  ======  ==========  ========  ========  =============  =============


   The accompanying notes are an integral part of these financial statements.

NOTE 1. GENERAL

The consolidated financial statements include the accounts of MarkWest Hydrocarbon, Inc. ("MarkWest"), and its wholly owned subsidiaries:

o    MarkWest Resources, Inc.
o    MarkWest Michigan, Inc.
o    Basin Pipeline, LLC
o    West Shore Processing Company, LLC
o    Matrex, LLC

Through consolidation, we have eliminated all significant intercompany accounts and transactions.

We have prepared the unaudited financial statements presented herein in accordance with the instructions to Form 10-Q. The statements do not include all the information and note disclosures required by generally accepted accounting principles for complete financial statements. Please read the interim consolidated financial statements in conjunction with the Consolidated Financial Statements and attached notes for the year ended December 31, 2000, included in the Company's Annual Report on Form 10-K, as filed with the Securities and Exchange Commission. In the opinion of management, we have made all necessary adjustments for a fair statement of the results for the unaudited interim periods. These are only normal recurring adjustments.

We base the effective corporate tax rate for interim periods on the estimated annual effective corporate tax rate, excluding certain nonrecurring or unusual events. The effective tax rate varies from statutory rates primarily due to tax credits.

We have reclassified certain prior-year amounts to conform to the current year's presentation.

NOTE 2. RECENT ACCOUNTING PRONOUNCEMENTS

In June 1998, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 133, ACCOUNTING FOR DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES. This statement, as amended by SFAS Nos. 137 and 138, is effective for fiscal years beginning after June 15, 2000. SFAS No. 133 requires an entity to recognize all derivatives as assets or liabilities in the balance sheet and measure those instruments at fair value. MarkWest has adopted SFAS No. 133, as amended, on January 1, 2001. See Note 5 Adoption of SFAS No. 133.

NOTE 3. SEGMENT REPORTING

We classify MarkWest's operations into two reportable segments, as follows:

(1) Gathering, Processing and Marketing--provide compression, gathering, treatment, NGL extraction and fractionation services; also purchase and market natural gas and NGLs; and
(2)  Exploration and Production--explore for and produce natural gas.

We evaluate the performance of our segments and allocate resources to them based on operating income. There are no intersegment revenues. We conduct our business solely in the United States.

The table below presents information about operating income for the reported segments for the first quarter of 2001 and 2000. Operating income for each segment includes total revenues less operating expenses and excludes depreciation, depletion and amortization, general and administrative expenses, interest expense, interest income and income taxes. We have not reported asset information by reportable segment, since we do not produce such information internally.

                                                   Gathering,
                                                  Processing and         Exploration and
                                                    Marketing               Production                Total
                                                      (000s)                  (000s)                  (000s)
                                                -------------------    ---------------------    -------------------
FOR THE QUARTER ENDED MARCH 31, 2001:
Revenues...................................          $    85,517            $    2,699             $     88,216
Segment operating income...................          $     5,365            $    1,989             $      7,354

FOR THE QUARTER ENDED MARCH 31, 2000:
Revenues...................................          $    44,695            $      749             $     45,444
Segment operating income...................          $     8,995            $      313             $      9,308

Following is a reconciliation of total segment operating income to total consolidated income before taxes (000s):

                                                    For the quarter ended
                                                          March 31,
                                                ----------------------------
                                                    2001            2000
                                                ------------    ------------
Total segment operating income ..............   $      7,354    $      9,308
General and administrative expenses .........         (2,425)         (1,839)
Depreciation and amortization ...............         (1,725)         (1,435)
Interest income .............................             24              23
Interest expense ............................           (721)           (747)
Other income (expense) ......................           (133)             26
                                                ------------    ------------
          Income before taxes ...............   $      2,374    $      5,336
                                                ============    ============

NOTE 4. CONTINGENCY

In February 2001, three complaints were filed against MarkWest Hydrocarbon, Inc., in the Circuit Court of Wayne County, West Virginia, by Columbia Gas Transmission Corporation and Columbia Natural Resources, Inc.; Equitable Production Company and Equitable Energy LLC; and Cobra Petroleum Company et al. These complaints each allege breach of contract and seek various forms of relief (including injunctive relief) and damages. The parties have agreed to a temporary standstill to the litigation and are currently negotiating a resolution to this dispute. As of April 24, 2001, any litigant, including MarkWest, can opt out of the standstill agreement. There can be no assurance that these negotiations will be successful or that the outcome of the litigation or the settlement discussions will be favorable to MarkWest. Losses, if any, with regard to these complaints are undeterminable.

NOTE 5. ADOPTION OF SFAS NO. 133

MarkWest adopted SFAS No. 133, ACCOUNTING FOR DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES, as amended, on January 1, 2001. In accordance with the transition provisions of SFAS 133, we recorded on that date a net-of-tax cumulative effect adjustment of approximately $1.2 million loss to other comprehensive income to recognize at fair value all derivatives that are designated as cash-flow hedging instruments.

SFAS 133 establishes accounting and reporting standards requiring derivative instruments to be recorded in the balance sheet as either an asset or liability measured at fair value. Changes in the derivative instruments' fair value are recognized in earnings unless specific hedge accounting criteria are met.

SFAS 133 allows hedge accounting for fair-value and cash-flow hedges. A fair-value hedge applies to a recognized asset or liability or an unrecognized firm commitment. A cash-flow hedge applies to a forecasted transaction or a variable cash flow of a recognized asset or liability. SFAS 133 provides that the gain or loss on a derivative instrument designated and qualifying as a fair-value hedging instrument as well as the offsetting loss or gain on the hedged item be recognized currently in earnings in the same accounting period. SFAS 133 provides that the effective portion of the gain or loss on a derivative instrument designated and qualifying as a cash-flow hedging instrument be reported as a component of other comprehensive income and be reclassified into earnings in the same period during which the hedged forecasted transaction affects earnings. (The remaining gain or loss on the derivative instrument, if any, must be recognized currently in earnings.) Effectiveness is evaluated by the derivative instrument's ability to generate offsetting changes in fair value or cash flows to the hedged item. MarkWest expects our hedging activities will generally qualify as cash-flow hedges. We formally document, designate and assess the effectiveness of transactions receiving hedge accounting treatment.

In our gathering, processing and marketing segment, we enter into fixed-price contracts for the sale of NGLs and fixed-price purchases for the purchase of natural gas, the difference in value being the "processing margin." At January 1, 2001, we recorded a derivative asset of approximately $2.1 million in the balance sheet with an offsetting amount recorded, less a deferred tax liability of approximately $0.7 million, in other comprehensive income-- approximately $1.3 million gain. At March 31, 2001, the derivative asset was $0.2 million, less $0.1 million deferred tax liability, resulting in a $0.1 million gain in other comprehensive income.

In our exploration and production segment, MarkWest enters into fixed-price contracts for the sale of natural gas. At January 1, 2001, we recorded a derivative liability of approximately $3.9 million in the balance sheet with an offsetting amount recorded, less a deferred tax recovery of approximately $1.4 million, in other comprehensive income--approximately $2.5 million loss. At March 31, 2001, the derivative liability was $1.6 million, less $0.6 million deferred tax liability, resulting in a $1.0 million loss in other comprehensive income.

Together, at January 1, 2001, these amounts comprise the above net-of-tax cumulative effect adjustment of approximately $1.2 million loss to other comprehensive income. At March 31, 2001, with all transactions considered, there is a $0.9 million loss to accumulated comprehensive income. Other comprehensive income for the quarter ended March 31, 2001 is a gain of $0.3 million.

Following is the financial statement impact of recording the various SFAS 133 transactions (in millions):

                                                                    January 1,         Quarterly        March 31,
Financial Statement Account                                            2001             Activity           2001
---------------------------------------------------------------    -------------      -------------    -------------
Current liabilities from risk management activities                  $    1.2            $  (0.1)        $    1.1
Long term liabilities from risk management activities                $    0.7            $  (0.4)        $    0.3
Deferred taxes                                                       $   (0.7)           $   0.2         $   (0.5)
Other comprehensive income                                           $     --            $   0.3               --
Accumulated comprehensive income (loss)                              $   (1.2)                --         $   (0.9)

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This Management's Discussion and Analysis contains statements which, to the extent that they are not recitations of historical fact, constitute "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933 ("Section 27A") and Section 21E of the Securities and Exchange Act of 1934 as amended ("Section 21E"). This includes, among other things, statements with respect to the outcome of the pending litigation matters and contract negotiations. All forward-looking statements involve risks and uncertainties. We intend that all forward-looking statements in this document are subject to the safe harbor protection provided by Sections 27A and 21E. Factors that most typically impact MarkWest's operating results and financial condition include:

o changes in general economic conditions in regions where our products are located
o    the availability and prices of NGL and competing commodities
o    the availability and prices of raw natural gas supply
o    our ability to negotiate favorable marketing agreements
o the risks that third party or MarkWest's natural gas exploration and production activities will not occur or be successful
o our dependence on certain significant customers, producers, gatherers, treaters and transporters of natural gas
o    competition from other NGL processors, including major energy companies
o our ability to identify and consummate grass-roots projects or acquisitions complementary to our business
o    winter weather conditions
o intermediate or final decisions in the pending litigation and the relative positions of the parties in the negotiation of new processing agreements

Forward-looking statements involve many uncertainties that are beyond our ability to control. In many cases, we cannot predict what factors would cause actual results to differ materially from those indicated by the forward-looking statements.

THREE MONTHS ENDED MARCH 31, 2001, COMPARED TO THE THREE MONTHS ENDED MARCH 31, 2000
                                    (IN 000s)

OVERVIEW

For the quarter ended March 31, 2001, we report net income of nearly $1.5 million, or $0.17 per share, compared to net income of $3.3 million or $0.39 per share, for the same quarter last year. Earnings before interest, taxes and depreciation, depletion and amortization ("EBITDA") were $4.8 million for the first quarter this year, compared to $7.5 million reported the first quarter last year.

Earnings in the gathering, processing and marketing segment were negatively impacted this quarter by lower gas processing margins and losses at our propane terminals. The price of NGLs rapidly declined in the first quarter causing unfavorable adjustments to the value of the inventory at the terminals. These were partially mitigated by the 23 percent increase in sales gallons at the Siloam fractionator. Conversely, the exploration and production segment benefited this quarter by the higher natural gas prices and higher volumes.

OPERATING DATA

                                                     Three Months Ended March 31,
                                                     ---------------------------
                                                         2001           2000        % Change
                                                     ------------   ------------   ------------
GATHERING, PROCESSING AND MARKETING
Appalachia:
      NGL production--Siloam plant (gallons) .....     39,300,000     33,300,000        18%
      NGL sales--Siloam plant (gallons) ..........     45,300,000     36,900,000        23%
Michigan:
      Pipeline throughput (Mcfd) .................          8,200         13,400       (39%)
      NGL sales (gallons) ........................      1,900,000      2,800,000       (32%)

EXPLORATION AND PRODUCTION:
      Natural gas produced (Mcfd) ................          6,600          3,300       100%

GATHERING, PROCESSING AND MARKETING  (GPM)

We are paid for our processing in Appalachia through sales of liquids extracted and fees for units of throughput. A large portion, about 75 percent, of our processing services for gas producers in Appalachia involves extracting NGLs from inlet gas streams and replacing the equivalent heat content with dry natural gas purchased in the spot or forward market. Consequently, this segment of our business depends on a positive spread between the NGL prices and the cost of the replacement natural gas.

The current economic situation is that the current and futures prices for natural gas have risen dramatically relative to the prices for the natural gas liquids such as propane and butane. We are currently negotiating with our producers to modify our existing contracts. See also Part II, Item 1 Legal Proceedings.

This is not an isolated situation with MarkWest. Nationwide, producers and gas processors are renegotiating their processing agreements to assure the continued processing of producer's natural gas while also providing producers the capacity necessary to support their increasing production demands.

The operating income for the GPM segment of MarkWest was $5.4 million this quarter compared to almost $9.0 million last year for the same quarter.

The unfavorable spread between the price of the NGLs versus the cost of the natural gas negatively impacted our first quarter gross margin in Appalachia. However, NGL sales volumes were 45.3 million gallons at our Siloam fractionator versus 36.9 million gallons for the same period last year. This additional volume contributed favorably to our first quarter 2001 gross margin.

During this past quarter, we enjoyed a full contribution of the Maytown processing plant while in the prior quarter we only had one month's operations. Phase II expansion continues with the expansion of our Kenova facility. This is expected to startup early in the third quarter, but the third-party field compression expansion program is currently running several months behind schedule.

As mentioned earlier, the write down of inventory values at the Appalachia propane terminals due to the dramatic decline in the prices of NGLs during the quarter, as well as, a lower margin on sales this quarter, negatively impacted gross margins this year as compared to last year, same quarter.

In Western Michigan, our volumes were down 39 percent during the first quarter this year as compared to the same period last year. The throughput volumes were 13,400 Mcfd last year as compared to 8,200 Mcfd this year. The decrease in volume was at least, in part, offset by higher prices. Litigation surrounding another third party well is nearly settled, which is expected to allow for connection to MarkWest's system during the second quarter this year. Another large producer well is anticipated to be on stream during the fourth quarter this year.

EXPLORATION AND PRODUCTION (E & P)

The operating income for the E&P segment of MarkWest was favorably impacted by the unprecedented high natural gas prices, an acquisition, a new project in eastern Michigan and 2000's capital program. The operating income was $2.0 million for the first quarter this year as compared to $0.3 million for the same quarter last year.

Natural gas sold during the first quarter this year doubled from the same quarter last year. This year, the volume was 6,600 Mcfd as compared to 3,300 Mcfd in the first quarter of 2000.

The acquisition of the Kutz field in the San Juan Basin of New Mexico that finalized early this year, a new recompletion well in Eastern Michigan, and the infill well drilling and recompletion program initiated last year in the San Juan Basin of Colorado all contributed to the additional volumes this past quarter.

REVENUE AND EXPENSES

REVENUES
Revenues nearly doubled from first quarter last year to first quarter this year. Both price and volume increases contributed to this growth. Additionally, several of the expansions and acquisitions from early 2000 are effecting first quarter 2001 for all three months as opposed to only partial or no effect on first quarter 2000.

Gas marketing revenues increased by $24.7 million. These activities are low margin and are done in support of our processing business.

In Western Michigan, our volumes were down 39 percent during the first quarter this year as compared to the same period last year. The throughput volumes were 13,400 Mcfd last year as compared to 8,200 Mcfd this year. The decrease in volume was at least, in part, offset by higher prices.

E & P revenues increased substantially this quarter over the same period last year. Again, the acquisitions and capital expenditures from last year and from early 2001 have favorably impacted revenues by increasing volumes. The unprecedented high natural gas prices have also impacted this growth.

COST OF SALES
Cost of goods sold has increased from $32.3 million first quarter last year to $75.8 million first quarter this year. The increased cost of sales is the result of increased gas marketing activities, higher volumes and higher unit costs for the replacement gas.

OPERATING EXPENSES
Operating expenses increased from $3.8 million last year first quarter to $5.0 million this quarter, a 32 percent increase. Much of this cost is related to the full quarter effect of having the 2000 expansions and acquisitions on line.

GENERAL AND ADMINISTRATIVE EXPENSES
Expenses are $0.6 million higher in 2001 than in the first quarter of 2000. This increase is due to legal fees, and overhead costs associated with the plant expansions and acquisitions since early last year.

DEPRECIATION, DEPLETION AND AMORTIZATION
Depreciation, depletion and amortization was $1.4 million first quarter last year and it increased to $1.7 million this quarter. The increase is again due to the expansions and acquisitions brought on line since early last year.

OTHER INCOME AND EXPENSES
Interest income and expense remained relatively constant since last year.

LIQUIDITY AND CAPITAL RESOURCES
MarkWest's sources of liquidity and capital resources historically have been internal cash flow and our revolving line of credit. In the first quarter of 2000, we supplemented these sources with proceeds from the sale of our corporate office building. In the second quarter of 2000, we increased our line of credit by $15 million to $65 million.

The following summary table reflects our comparative cash flows for the three months ended March 31, 2001 and 2000 (in thousands):

                                                             For the three months ended March 31,
                                                             ------------------------------------
                                                                   2001                2000
                                                             ----------------    ----------------
Net cash provided by operating activities before
   change in working capital .............................   $          3,599    $          5,498
Net cash provided by (used in) operating activities
   from change in working capital ........................              6,384              11,404
Net cash provided by (used in) investing activities ......             (9,526)             (1,475)
Net cash used in financing activities ....................   $          1,138    $        (14,161)

CAPITAL INVESTMENT PROGRAM

MarkWest forecasts a baseline capital budget of $23.5 million in 2001, down from an earlier projection of $24.5 million. In our gathering, processing and marketing segment the 2001 capital budget includes $8 million for completion of Appalachia's Phase II expansion. The 2001 capital budget also includes $12 million for our exploration and production segment--$5 million for the acquisition of San Juan Basin properties in January 2001; up to $4 million for infill drilling in the San Juan Basin; and up to $3 million for further expansion of the Au Gres, Michigan, property. These latter two expenditures are discretionary and could be reduced depending on capital availability.

FINANCING FACILITIES

Financing activities consist primarily of net borrowings under MarkWest's credit facility. At March 31, 2001, we had $65 million of available credit, of which we had utilized $41.5 million in net debt (debt less cash). Depending on Appalachia processing margins, the timing and amount of our future projects beyond the level described above and the outcome of the Appalachia producer litigation and negotiations described in Part II, Item 1 Legal Proceedings, we may have to seek additional sources of capital. While we believe that we will be able to secure additional financing on acceptable terms, if required, we have no assurance that we will be able to do so.

COMMODITY PRICE RISK MANAGEMENT

MarkWest's primary risk management objective is to reduce volatility in our cash flows. Our hedging approach uses a statistical method that analyzes momentum and average pricing over time and various fundamental data, such as industry inventories, industry production, demand and weather. Hedging levels increase with capital commitments and debt levels and when above-average margins exist. We maintain a committee, including members of senior management, which oversees all hedging activity.

We achieve our goals utilizing a combination of fixed-price forward contracts and fixed-for-float price swaps on the over-the-counter ("OTC") market. New York Mercantile Exchange ("NYMEX")-traded futures are authorized for use, but only occasionally used. Swaps and futures allow us to protect margins, because gains or losses in the physical market are generally offset by corresponding losses or gains in the value of financial instruments.

We enter OTC swaps with counterparties that are primarily of other energy companies. We conduct a standard credit review and have agreements with such parties that contain collateral requirements. We use standardized swap agreements that allow for offset of positive and negative exposures. Net credit exposure is marked to market daily. We are subject to margin deposit requirements under OTC agreements (and NYMEX positions).

The use of financial instruments may expose MarkWest to the risk of financial loss in certain circumstances, including instances when (a) sales volumes are less than expected, requiring market purchases to meet commitments; or (b) our OTC counterparties fail to purchase or deliver the contracted quantities of natural gas, NGLs, or crude oil, or otherwise fail to perform. To the extent that we engage in hedging activities, we may be prevented from realizing the benefits of favorable price changes in the physical market. However, we are similarly insulated against decreases in such prices.

MarkWest hedges our basis risk for natural gas, but we are generally unable to do so for NGLs. Our basis risk stems from the geographic price differentials between our sales locations and hedging contract delivery locations. Basis risk is the risk that an adverse change in the hedging market will not be completely offset by an equal and opposite change in the price of the physical commodity being hedged.

In our gathering, processing and marketing segment, we hedge Appalachia processing margins by using a combination of methods. We protect margins by purchasing natural gas priced on predetermined Btu differentials to propane or crude, by simultaneously selling propane or crude oil and purchasing natural gas, and by using swaps. Crude oil is highly correlated with certain NGL products. All projected margins on open positions assume the basis differentials between crude oil, and NGLs are consistent with historical averages. As of March 31, 2001, we had hedged 1,260,000 NGL gallons at $0.18 per gallon processing margin for the balance of 2001.

For certain Appalachia natural gas sales, as of March 31, 2001, we had hedged 488,000 and 54,000 MMBtu at $5.19 per MMBtu for 2001 and 2002, respectively.

In addition to these risk management tools, MarkWest utilizes our NGL storage facilities and contracts for third-party storage to build product inventories during historically lower-priced periods for resale during higher-priced periods. We also have contracts to purchase certain quantities of our natural gas feedstock in advance of physical needs.

In our exploration and production segment, we hedge our exposure to changes in market prices for our natural gas production. As of March 31, 2001, we had hedged 1,223,000; 608,000; and 273,000 MMBtu of natural gas sales at prices of $3.81, $3.81 and $3.92 per MMBtu for 2001, 2002 and 2003, respectively.

MarkWest's hedging strategy benefited our after-tax earnings compared to the situation of not hedging. In the gathering, processing and marketing segment, without hedging, net income would have been lower by $1.6 million and higher by $0.6 million for the three months ended March 31, 2001 and 2000, respectively. This impact considers only hedges of Appalachia processing margin and does not reflect other decisions made concerning when to buy natural gas or store NGL production for sale in later months. In the exploration and production segment, without hedging, net income would have been higher by $0.6 million and $0.0 million for the three months ended March 31, 2001 and 2000, respectively.

We enter into speculative transactions on an infrequent basis. Specific approval by the Board of Directors is necessary prior to executing such transactions. Speculative transactions are marked to market at the end of each accounting period, and any gain or loss is recognized in income for that period. There were no such speculative activities for the quarters ended March 31, 2001 and 2000.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Reference is made to Risk Management Activities in Item 2 of this Form 10-Q.

PART II.   OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

As we reported in a current report on Form 8-K, dated February 22, 2001, three complaints have been filed against us in the Circuit Court of Wayne County, West Virginia, by Columbia Gas Transmission Corporation and Columbia Natural Resources, Inc.; Equitable Production Company and Equitable Energy, LLC; and Cobra Petroleum Production Company et al. These complaints each allege breach of contract and seek various forms of relief (including injunctive relief) and damages.

Current and futures prices for natural gas have risen dramatically relative to prices for NGLs (propane, butane, etc.). A large portion--about 75 percent--of MarkWest's processing services for gas producers in Appalachia involves extracting NGLs from inlet gas streams and replacing the equivalent heat content with dry natural gas purchased in the spot or forward markets. This part of our operating margin depends on a positive spread between NGL prices and natural gas costs. Effective February 1, 2001, we provided producers with an alternative processing contract that provides for additional compensation to MarkWest when processing margins are low and reduced compensation when these margins are high. To date, about 80 producers (accounting for a minority share of the volume) have agreed to an amended contract. If producers elect to remain with the existing contract, we have stated that we will return the replacement natural gas at a later date. We believe this is permitted under the existing contract such that we can earn a reasonable fee for our services. The complaints allege this procedure for the existing contracts constitutes a breach. The parties have agreed to a temporary standstill to the litigation and are currently negotiating a resolution to this dispute. As of April 24, 2001, any litigant, including MarkWest, can opt out of the standstill agreement. There can be no assurance that these negotiations will be successful or that the outcome of the litigation or the settlement discussions will be favorable to MarkWest.

These high natural gas price conditions are not, of course, an isolated situation with MarkWest--nationwide, producers and gas processors are renegotiating their processing agreements for this reason.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)      Exhibits
               11 -- Statement regarding computation of earnings per share.

(b)      Reports on Form 8-K
              (i) -- February 22, 2001 Lawsuits challenge MarkWest
                     Hydrocarbon, Inc.'s position; allege breach of contract and seek various forms of relief (including injunctive relief) and damages.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, MarkWest, as registrant, had this report signed on our behalf by the undersigned, who has been duly authorized.

                       MarkWest Hydrocarbon, Inc.
                             (Registrant)

Date: May 3, 2001      By:  /s/ Gerald A. Tywoniuk
                           ----------------------------------------
                           Gerald A. Tywoniuk
                           Chief Financial Officer and Vice President of Finance (On Behalf of the Registrant and as Principal Financial Officer)