Form 10-K
period 2001-12-31
MARKWEST HYDROCARBON INC
filed 2002-04-01
CIK 1019756

Use these links to rapidly review the document
MarkWest Hydrocarbon, Inc. Form 10-K Table of Contents
ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒	Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended December 31, 2001.
☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from to

Commission File Number 1-11566

MARKWEST HYDROCARBON, INC.
(Exact name of registrant as specified in its charter)

Delaware	84-1352233
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

155 Inverness Drive West, Suite 200, Englewood, CO 80112-5000
(Address of principal executive offices)

Registrant's telephone number, including area code: 303-290-8700

Securities registered pursuant to Section 12(b) of the Act:
 Common Stock, $0.01 par value, American Stock Exchange

Securities registered pursuant to Section 12(g) of the Act: None

        Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐

        Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

        The aggregate market value of voting common stock held by non-affiliates of the registrant on February 28, 2002 was $31,159,230.

        The number of shares outstanding of the registrant's common stock as of February 28, 2002, was 8,515,719.

DOCUMENTS INCORPORATED BY REFERENCE

        The information required by Part III of this Report (Items 10, 11, 12 and 13) is incorporated by reference from the registrant's proxy statement to be filed pursuant to Regulation 14A with respect to the 2002 annual meeting of stockholders.

MarkWest Hydrocarbon, Inc.
Form 10-K
Table of Contents

Glossary of Terms
Bbls	barrels
Bcf	one billion cubic feet of natural gas
Btu	one British thermal unit, an energy measurement
EBITDA	earnings before interest income, interest expense, income taxes, depreciation, depletion and amortization; a cash flow financial measure commonly used in the oil and gas industry
Mcf	one thousand cubic feet of natural gas
Mcfe	one thousand cubic feet of natural gas equivalent
Mcf/d	one thousand cubic feet of natural gas per day
Mcfe/d	one thousand cubic feet of natural gas equivalent per day
MMBtu	one million British thermal units, an energy measurement
MMBtu/d	one million British thermal units, per day
MMcf	one million cubic feet of natural gas
MMcf/d	one million cubic feet of natural gas per day
NGLs	natural gas liquids, such as propane, butanes and natural gasoline
One barrel of oil or NGLs is the energy equivalent of six Mcf of natural gas.

PART I

        In this report, unless the context requires otherwise, references to we, us, our, MarkWest or the Company are intended to mean MarkWest Hydrocarbon, Inc., and its consolidated subsidiaries.

ITEMS 1. AND 2. BUSINESS AND PROPERTIES

a.)  General Development of Business

        MarkWest was founded in 1988 as a partnership and later incorporated in Delaware. We completed our initial public offering in 1996. Our principal executive office is located at 155 Inverness Drive West, Suite 200, Englewood, Colorado 80112-5000. Our telephone number is (303) 290-8700. Englewood, Colorado is a suburb of Denver. In addition, we have an NGL marketing office in Columbus, Ohio; a gas marketing and Appalachia producer relations office in Pittsburgh, Pennsylvania; and a Canadian exploration and production office in Calgary, Alberta, Canada.

        We operate through two business segments: (a) gathering, processing and marketing (GPM or midstream); and (b) exploration and production of natural gas (E&P).

Gathering, Processing and Marketing

        In our GPM segment, we are engaged in the gathering and processing of natural gas and the transportation, fractionation and storage of natural gas liquids (NGLs) for the benefit of natural gas producers and pipeline companies. Additionally, we purchase and market third-party natural gas and NGLs as part of our gas marketing business. We are the largest processor of natural gas in the northeastern United States, processing gas from the Appalachian basin, one of the country's oldest natural gas producing regions, from Michigan and from Alberta, Canada. Our GPM assets include:

Appalachia

  •
  five natural gas processing plants in Kentucky and West Virginia, which extract NGLs from natural gas, with an aggregate design throughput capacity of approximately 352,000 Mcf/d of natural gas, and which processed an average of 276,000 Mcf/d of natural gas for the year ended December 31, 2001;

  •
  136 miles of NGL pipeline that transported approximately 360,000 gallons of NGLs per day to our fractionation plant for the year ended December 31, 2001;

  •
  a fractionation plant in Kentucky with a design throughput capacity of 600,000 gallons per day, which separates, or fractionates, NGLs into individual NGL products, and which produced approximately 155 million gallons of NGL products (equivalent to 425,000 gallons per day) for the year ended December 31, 2001; and

  •
  an eleven million-gallon underground NGL storage facility adjacent to our fractionation plant.

Michigan

  •
  a 90-mile gas gathering pipeline with a design throughput capacity of 35,000 Mcf/d, which transports natural gas produced from a three county area in western Michigan to our natural gas processing plant, and which transported an average of approximately 8,800 Mcf/d of natural gas for the year ended December 31, 2001; and

  •
  a natural gas processing plant in western Michigan, with a design throughput capacity of 35,000 Mcf/d of natural gas, and which produced approximately eight million gallons of NGL products for the year ended December 31, 2001.

Canada

  •
  a plant with six miles of pipelines and compression facilities that was expanded and gathered 10,000 Mcf/d in early 2002; and

  •
  a gathering system, nearly complete, with 23 miles of pipelines that gathers approximately 17,000 Mcf/d and includes dehydration and compression facilities.

        Since MarkWest's inception in 1988, we have increased the size of our GPM asset base through expansions and strategic acquisitions. For example, we recently completed a $33.1 million expansion of our Appalachian infrastructure that included increasing the capacity of one of our gas processing plants by 40,000 Mcf/d and almost doubling the capacity of our fractionator. This expansion also included the acquisition and construction of additional gas processing facilities and other marketing assets. As a result of this expansion, we were able to increase our processing volumes in Appalachia from 171,000 Mcf/d in 1999 to 276,000 Mcf/d in 2001 and our fractionation volumes from 113 million gallons in 1999 to 155 million gallons in 2001.

        On January 31, 2002, MarkWest Energy Partners, L.P., a newly formed limited partnership created to own and operate most of our gathering, processing, transportation, storage, and fractionation assets in Appalachia and Michigan, filed a registration statement on Form S-1 with the Securities and Exchange Commission for an initial public offering. The partnership currently anticipates offering to the public approximately 40% of the limited partner interests in the partnership. We and certain of our affiliates will own the general partner of the partnership, as well as the remaining 60% of the limited partner interests in the form of subordinated units. The rights of the holders of subordinated units to receive distributions of cash from the partnership are subordinated to the rights of the public unitholders to receive such distributions. Any proceeds we receive from the offering and related debt financing will be used to reduce our outstanding debt. For financial reporting purposes, the results of operations of MarkWest Energy Partners, L.P. will be consolidated with our operating results. The completion of the offering is subject to numerous conditions, including market conditions, and we can provide no assurance that it will be successfully completed. A registration statement relating to the proposed offering has been filed with the Securities and Exchange Commission but has not yet become effective. The securities may not be sold, nor may offers to buy be accepted prior to the time the registration statement becomes effective. The information contained in this Form 10-K with respect to this offering shall not constitute an offer to sell or a solicitation of an offer to buy these securities.

Exploration and Production

        Our exploration and production business includes development, exploration, acquisition and production primarily of natural gas. Our E&P segment produces natural gas in the Rocky Mountains of southern Colorado and northern New Mexico (San Juan Basin), Michigan and, as a result of our August 2001 acquisition, Alberta, Canada. We focus on low-risk exploitation of natural gas in existing, proven fields rather than "grass roots" exploration. Our E&P assets include:

Rocky Mountains

  •
  over 12,000 net developed acres;

  •
  50 net gas wells; and

  •
  41.0 Bcfe estimated proved reserves.

Michigan

  •
  1,360 net developed acres and another 6,480 undeveloped acres; and

  •
  0.5 Bcfe estimated proved reserves

Canada

  •
  38,512 net developed acres and another 15,188 undeveloped acres;

  •
  57 net natural gas wells and 6 net oil wells; and

  •
  29.3 Bcfe estimated proved reserves.

Strategy and Other Matters

        Our strategy is to grow by (a) increasing the volumes of natural gas processed and volumes of NGLs produced and marketed, and (b) by increasing our natural gas production. In our gathering, processing and marketing segment, we focus on geographic core areas where natural gas production is expected to increase, providing opportunities for reinvestment. This focus allows us to capitalize on our infrastructure for the benefit of our customers and our shareholders. We also use exploration to enhance our gas processing business. In our exploration and production segment, we focus on lower-risk exploitation rather than exploration. We will continue to pursue future exploration projects associated with attractive gathering and processing opportunities for multiyear development projects.

        During the past three years, our midstream segment has accounted for a significant portion of our overall revenues: 92%, 98%, and 98% for 2001, 2000, and 1999, respectively. E&P has accounted for the residual 8%, 2%, and 2%, respectively. These statistics are not good indicators of the growth and importance of each of our business segments for two reasons. The first is that our gas marketing operations are a high dollar, low margin business established to supplement our GPM operations. For the three years ended December 31, 2001, 2000, and 1999, gas marketing accounted for 38%, 42%, and 32%, respectively, of the total GPM revenues but only accounted for 4%, 1%, and 1% of the GPM gross margin (revenue less cost of sales). The other factor that impacts the overall percentages of segment revenues to total revenues is our income mix. Several years ago, we were predominantly a processing margin based company, meaning that our income was based on the difference between the selling price of NGLs and the cost of the replacement natural gas. This resulted in a variable margin. When NGL prices were high, relative to natural gas prices, our margin tended to expand whereas when natural gas prices were high, relative to NGL prices, the margin tended to contract. This margin business has declined significantly over the past three years so that now it represents only about one-third of our overall gross margin (down from 85% about five years ago).

        Additionally, with the growth in our exploration and production segment, we have effectively created a natural hedge against natural gas price fluctuations. In 2002, we plan to produce natural gas volumes roughly equivalent to our consumption volumes in our GPM segment. For example, as natural gas prices increase, our E&P segment's operating income will increase, however our GPM margins will be reduced, and vice versa.

b.)  Financial Information about Segments

        Note 13 of the accompanying Notes to Consolidated Financial Statements contains financial information about our business segments.

c.)    Narrative Description of Business

        Our business activities are segregated into two segments: (a) gathering, processing and marketing, and (b) exploration and production of natural gas.

Gathering, Processing and Marketing

        Our gathering, processing and marketing operations include the gathering and processing of natural gas and the transportation, fractionation and storage of NGLs for natural gas producers and pipeline companies, as well as the marketing of NGLs and, to a smaller extent, natural gas. Our midstream operations are currently concentrated in two core areas and we are expanding into a third area. We are the largest gas processor in the northeastern United States and we process the gas or fractionate the NGLs delivered by substantially all of the producers who deliver gas into two of the three largest gathering systems in Appalachia. We also operate in western Michigan. In December 2001, we acquired a gathering system and compressor facility in Alberta, Canada, as well. This acquisition, along with additional capital expenditures for new gathering lines and additional compression capabilities, will service and facilitate the expansion of our newly acquired E&P operations in Alberta, Canada.

Appalachia

        The majority of the assets of our GPM segment are located in the Appalachian basin, a large natural gas producing region in the United States characterized by long-lived reserves, modest decline rates and natural gas with high NGL content. Natural gas and NGLs produced in Appalachia typically command premium pricing given Appalachia's location in the northeast United States where historical demand for natural gas and NGL products, particularly propane, has significantly exceeded both local production and interstate pipeline capacity during peak winter periods. This factor has enabled NGL suppliers in Appalachia (principally MarkWest, Marathon Ashland Petroleum LLC and Dominion Transmission, Inc.) to price their products (particularly propane) at a premium to Gulf Coast spot prices, especially during winter, the highest demand period.

        While drilling levels have declined in the past year due to lower natural gas prices, we believe that the higher relative prices for natural gas and NGLs encourage continued development of natural gas production in the region as compared to other regions. Approximately 2,500 drilling permits for gas wells were issued in 2001 in Kentucky and West Virginia, while total production in these two states grew approximately 38% from 1996 to 2000.

        We recently completed an expansion of our Appalachian infrastructure, which collectively increased our total natural gas design processing capacity by 72,000 Mcf/d, allowing us to grow production from 310,000 gallons per day in 1999 to 425,000 gallons per day in 2001. Production for the first nine months of 2001 was 409,000 gallons per day and production for the last three months was 472,000 gallons per day.

        We own and operate five gas processing facilities, one fractionation plant, an NGL pipeline and three propane terminals in Appalachia. Certain information concerning our Appalachian GPM assets is summarized in the following tables:

				Year Ended December 31, 2001
Plant Facilities	Location	Year Constructed	Design Throughput Capacity	Gas Throughput (Mcf/d)	NGL Production Throughput (Gal/Year)	Utilization of Design Capacity
Boldman Extraction Plant(1)	Pike County, KY	1991	70,000 Mcf/d	46,000	11,900,000	65.7%
Cobb Extraction Plant(2)	Kanawha County,WV	1968	35,000 Mcf/d	24,000	17,700,000	68.6%
Kenova Extraction Plant(3)	Wayne County, WV	1996	160,000 Mcf/d	122,000	84,200,000	76.3%
Kermit Dewpoint Control Plant	Mingo County, WV	2001	32,000 Mcf/d	30,000	194,000	93.8%
Maytown Extraction Plant	Floyd County, KY	2000	55,000 Mcf/d	54,000	35,136,000	98.2%
Siloam Fractionation Plant(4)	South Shore, KY	1957	600,000 Gal/d	N/A	154,500,000	70.1%

Storage and Transmission Facilities	Location	Year Constructed	Length in Miles	Design Throughput Capacity (Gal/d)	Storage Capacity (Gal)	Sales for the Year Ended December 31, 2001 (Gal)(4)
Siloam Fractionation Storage	South Shore, KY	1957	N/A	N/A	14,000,000	152,000,000
Terminal and Storage	Lynchburg, VA	1993	N/A	N/A	270,000	8,400,000
Terminal and Storage	Church Hill, TN	1995	N/A	N/A	240,000	2,700,000
Terminal and Storage	Lordstown, OH	2000	N/A	N/A	160,000	6,100,000
Kenova to Siloam pipeline	Wayne County, WV to South Shore, KY	1957	36	831,000	N/A	N/A
Maytown to Kenova pipeline(5)	Lincoln County to Wayne County, WV	1976	100	160,000	N/A	N/A

(1)
MarkWest assumed operations effective February 1, 2000. Previously, Boldman was leased to and operated by a third party.

(2)
Cobb was acquired March 1, 2000. Cobb was originally placed in service in 1968 and its extracted NGLs have historically been fractionated at Siloam.

(3)
Kenova was expanded in July 2001 by the addition of a 40,000 Mcf/d plant.

(4)
Includes fractionation of NGLs extracted at Kenova, Boldman, Cobb, Kermit and Maytown listed above. Siloam has been continually upgraded since we acquired it in 1988.

(5)
A portion of the pipeline is leased from a third party.

        Our Kenova, Boldman, Cobb, Maytown and Kermit plants extract NGLs from natural gas for further separation at our Siloam fractionator. NGLs recovered at our Boldman facility are sent to Maytown via tanker trucks. NGLs from Kenova and Maytown (including the NGLs from Boldman) are transported to our Siloam fractionator via pipeline. NGLs from our Cobb and Kermit facilities are transported to Siloam via tanker trucks.

        Our Siloam fractionation plant receives substantially all of its extracted NGLs via pipeline or tanker truck from our five Appalachian processing plants, with the balance received from tanker truck and rail car deliveries from other third-party NGL sources. The extracted NGLs are then separated into NGL products, including propane, isobutane, normal butane and natural gasoline. The typical composition of the NGL throughput in our Appalachian operations has been approximately 64% propane, 18% normal butane, 6% isobutane, and 12% natural gasoline. We do not currently produce and sell any ethane.

        In addition to processing and NGL marketing, we terminal and store NGLs in a number of NGL storage complexes in the central and eastern United States and also own and operate propane terminals in Virginia, Tennessee and Ohio.

        In Appalachia, we have entered into operating agreements with Columbia Gas Transmission Corporation (Columbia Gas) with respect to natural gas delivered into its transmission facilities upstream of our Kenova, Boldman and Cobb facilities. Under the terms of these operating agreements, Columbia Gas has agreed to use reasonable, diligent efforts to supply these facilities with consistent volumes of natural gas shipped by Columbia Gas on behalf of the Appalachian producers. The initial terms of our agreements with Columbia Gas run through December 31, 2015, with automatic annual renewals thereafter.

        Our operating agreements with Columbia Gas require us to enter into contracts with the natural gas producers whose production will be processed in our Kenova, Boldman and Cobb facilities. We have contractual commitments with approximately 200 such producers in Appalachia. These contracts generally expire in 2009, with Columbia Natural Resources, Inc.'s (Columbia Resources) contract expiring in 2015. Our largest producers include Columbia Resources and Equitable Production Company (Equitable). Under the provisions of our contracts with the Appalachian producers, the producers have committed all of the natural gas they deliver into Columbia Gas' transmission facilities upstream of our Kenova, Boldman and Cobb facilities for processing.

        Also in Appalachia, we are a party to a gas processing agreement with Equitable relating to processing services at our Maytown processing plant and the transportation, fractionation and marketing of the NGLs extracted there. Under this agreement, we earn a fee for processing, transportation and fractionation services, as well as a percentage of the proceeds from the sale of NGL products produced. The initial term of this contract runs through January 1, 2015.

        As compensation for providing processing services to the Appalachian producers at our Kenova, Boldman, and Cobb facilities, we earn both a fee and the NGLs produced. In return, we are required to replace, in dry natural gas, the Btu value of the NGLs extracted. This Btu replacement obligation is referred to in the industry as a keep-whole arrangement. In keep-whole arrangements, our principal cost is the replacement of the Btus extracted from the gas stream in the form of NGLs or consumed as fuel during processing with dry gas of an equivalent Btu content. Except in rare cases, the value of the NGLs extracted is greater than the cost of replacing those Btus with dry gas, resulting in positive operating margins under these contracts. In the event natural gas becomes more expensive, on a Btu equivalent basis, than NGL products, the cost of keeping the producer "whole" results in operating losses. This latter pricing environment existed from December 2000 to February 2001 and adversely impacted our operating results, which were partially offset by favorable hedge positions.

        We now use our natural gas production to hedge our cost of natural gas under these keep-whole arrangements. In August 2001, we gained significant additional natural gas production with our acquisition of two Canadian natural gas producers. See "Exploration and Production, Canada" below. We believe that our current natural gas production should be sufficient to provide a hedge against the natural gas cost in our keep-whole obligations, even in a pricing environment similar to that experienced in late 2000 and early 2001. Our expected 2002 natural gas production is approximately equal to the quantity of natural gas that we expect to return to producers under our keep-whole contracts. In addition, we are making a conscious effort to increase fee-based GPM contract volumes.

        If the initial public offering of MarkWest Energy Partners, L.P. is completed, the partnership will perform gathering, processing, transportation, fractionation and storage services for us for a fee pursuant to the terms of our operating agreements with the partnership. Under those agreements, we will retain all the benefits and associated risks of our keep-whole contracts with producers. Our NGL and gas marketing operations are not being contributed to MarkWest Energy Partners, L.P.

        In 2001, we sold 152 million gallons of our Siloam production through the marketing operations of our GPM segment. We ship NGL products from Siloam by truck, rail and barge. We also ship propane from our Siloam facility, as well as propane purchased from third parties, to our wholesale propane terminals and to third-party facilities for sale to customers. Our marketing customers include propane retailers, refineries, petrochemical plants and NGL product resellers. Most marketing sales contracts have terms of one year or less, are made on best efforts basis and are priced in reference to Mt. Belvieu index prices or plant posting prices. In addition to our NGL product sales, our marketing operations are also responsible for the purchase of natural gas delivered for the account of producers pursuant to its keep-whole processing contracts.

        We strive to maximize the value of our NGL output by marketing directly to our customers. We minimize the use of third-party brokers and instead support a direct marketing staff focused on multistate and independent dealers. Additionally, we use our own trailer and railcar fleet, as well as our own terminals and owned and leased storage facilities, to enhance supply reliability to our customers. All of these efforts have allowed us to maintain premium pricing for the majority of our NGL products compared to Gulf Coast spot prices. Our sales of NGL products are based on spot prices at the time the NGL products are sold or are hedged. Spot market prices are based upon prices and volumes negotiated for short terms, typically 30 days. As market conditions permit, we hedge our price risk as described in Item 7A and Note 8 in the Notes to Consolidated Financial Statements in Item 8 of this Form 10-K.

        In 1998, we started a natural gas marketing group to provide, primarily in Appalachia, more services to natural gas producers, source new gas for our facilities, minimize our replacement Btu cost, and assist with our business development efforts. Our natural gas marketing operations are fundamentally high dollar, low margin business established to supplement our GPM operations. Consequently, a significant percentage of our overall revenues stem from gas marketing, but the contribution to our gross margin is modest. For the years ended December 31, 2001, 2000, and 1999, 38%, 42%, and 32%, respectively, of gathering, processing and marketing revenue stemmed from gas marketing. However, the gas marketing gross margin (revenue less cost of sales) as a percent of GPM gross margin was just 4%, 1%, and 1%, respectively.

Expansion Projects in Appalachia

        We recently completed a $33.1 million expansion of our Appalachian infrastructure, which included:

  •
  the assumption of the operation of our Boldman processing plant from Columbia Gas in February 2000;

  •
  the construction of our Maytown processing plant, completed in February 2000;

  •
  the acquisition of our Cobb processing plant from Columbia Gas in March 2000;

  •
  the construction of our Kermit processing plant, completed in January 2001;

  •
  the expansion of our Kenova processing plant, completed in July 2001;

  •
  the acquisition of our 40-mile, Ranger to Kenova NGL pipeline, which together with our existing pipeline and a pipeline leased in 2000, form a continuous 136-mile pipeline network through the southern portion of Appalachia;

  •
  the expansion of our Siloam fractionation facility from a capacity of 130 million gallons per year to 220 million gallons per year; and

  •
  the acquisition of various marketing assets including terminals, tank railcars, pressurized trailers, and new and larger loading facilities.

        As a result of this expansion, we have increased our production of NGLs from 113 million gallons per year in 1999 to approximately 155 million gallons per year in 2001.

Michigan

        Our operations in western Michigan consist of a pipeline and processing plant. Our gas gathering pipeline gathers and transports sour gas (includes sulfur) produced by third parties in Oceana, Mason and Manistee Counties for sulfur removal at a treatment plant that is owned and operated by Shell Offshore, Inc. (Shell). Our gathering pipeline serves approximately 30 wells and 13 producers in this three county area. Our Fisk processing plant is also operated by Shell and is located adjacent to its treatment plant. The Fisk plant processes all of the natural gas gathered by our gathering pipeline and produces propane and butane-natural gasoline mix.

        Certain information concerning our Michigan GPM assets is summarized in the following table:

					Year Ended December 31, 2001
		Year Acquired or Placed into Service
Facilities	Location			Throughput Capacity (Mcf/d)	Gas Throughput (Mcf/d)	NGL Production Throughput (Gal/Year)
90-mile sour gas gathering pipeline	Manistee, Mason and Oceana Counties, MI	1996	(1)	35,000	8,800	N/A
Fisk Gas Plant	Manistee County, MI	1998		35,000	8,800	8,000,000

(1)
Extended from 31 miles in 1996 to 63 miles in 1997 and 90 miles in 1998.

        We currently process natural gas in western Michigan under a number of third-party agreements containing both fee and percent-of-proceeds components. Under these agreements, production from all of the acreage adjacent to our pipeline and processing facility is dedicated to our gathering and processing facilities. Under the fee component of these agreements, which represent approximately two-thirds of our gross margin in Michigan, producers pay us a fee to transport and treat their gas. Under the percent-of-proceeds component, we retain a portion of the proceeds from the sale of the NGLs as compensation for the processing services provided. Our propane and butane-natural gasoline production is usually sold at the plant.

        We believe there will continue to be increased development in this region of Michigan in part because 3D seismic technology may serve to significantly improve drilling success rates. For example, we recently used 3D seismic to identify and drill two successful wells that commenced production in early 2002. We are currently sponsoring two additional 3D seismic programs for the evaluation of additional drilling opportunities in the area served by our pipeline.

        Our GPM assets in Michigan are among the assets that we plan to contribute to MarkWest Energy Partners, L.P. in connection with its initial public offering.

Canada

        Our Canadian midstream operation is in its infancy. Our Canadian acquisition in August 2001 provided us with the opportunity to create a gathering, processing and marketing operation not only for our own natural gas volumes but also for third-party producers. We acquired a compressor station in late December 2001 and it has been connected to a gathering system we had already begun constructing. The compressor station we acquired includes six miles of pipelines and compression facilities that was expanded to 10,000 Mcf/d in early 2002. The gathering system, that is now nearly complete, will include 23 miles of pipelines that gather 17,000 Mcf/d and includes dehydration and compression facilities. The gathering system will serve seven townships and allow rapid connection of new gas wells to the sales line as we continue our growth in this area. This new system is part of a larger strategy of building a gathering system that we anticipate growing to a capacity of 32,000 Mcf/d by year-end 2002, allowing our E&P segment and third-party volumes to grow in tandem as we ramp up our production of natural gas. Including our initial investment, this project is expected to require US$7 million in total capital investment by the end of 2002.

        Our GPM assets in Canada are not among the assets that we plan to contribute to MarkWest Energy Partners, L.P. in connection with its initial public offering.

Exploration and Production

        Our E&P activities are concentrated in central and southeastern Alberta, Canada, in the Rocky Mountains of southern Colorado and northern New Mexico (San Juan Basin), and Michigan.

Canada

        We acquired our operations in Canada in August 2001 for US$50 million. Our focus in Canada is on the development and production of natural gas in southeast and central Alberta. The majority of existing wells are approximately 3,000 to 3,500 feet deep, with relatively high initial production rates. We have budgeted US$10 million for drilling 40 net wells in 2002 and conducting additional seismic analysis.

        Between the date of the acquisition, August 2001, and the end of the year, we drilled and completed sixteen gross wells in Canada. During the third quarter, we drilled and completed nine gross wells at a cost of US$1.6 million. We drilled and cased seven additional gross wells during the fourth quarter at a cost of US$1.8 million. At the end of the year, five additional wells remained unconnected. As a result of this drilling program, our February 2002 production rate increased to more than 20,200 Mcfe/d compared to our average 2001 production rate of 13,500 Mcfe/d since the date of the acquisition.

        Our business strategy will continue to focus on land positions with high working interests and operatorship in geographic regions of Alberta that offer potential for multi-zone natural gas production.

Rocky Mountains

        We have focused our exploration and production business in the San Juan Basin. In January 2001, our acquisition of additional coal bed methane properties and gathering systems in New Mexico's San Juan Basin added another 1,200 Mcf/d of production. This acquisition, along with our 2001 capital expenditure program of $3.0 million, increased our average net natural gas produced for the year 2001 to 5,800 Mcf/d from 3,300 Mcf/d in 2000. Our 2001 year end production exit rate was more than 6,200 Mcf/d.

Michigan

        In eastern Michigan, we contracted with a producer to provide gas processing services for a long-dormant sour (contains sulfur) gas formation. We also have a 25% working interest in the field. In the first phase of the project, completed in third quarter 2000, we have successfully recompleted the Sims 1-7 well, constructed a well facility, modified an existing gas plant and constructed a pipeline. The Au Gres project continued to grow with the recompletion of the second well that was connected in the third quarter of 2001. A third well is currently in progress.     Prior to the Sims 1-7, these wells never produced from this formation due to the lack of infrastructure.

        In western Michigan, we have a 10% to 15% working interest in two new wells that began production in March 2002. We will also earn a shut-in well through construction of a gathering line. A 3-D seismic program now underway in western Michigan, adjacent to our pipeline, is expected to add more drilling sites and interest in that area.

Reserves

        Cawley, Gillespie & Associates, Inc., and Gilbert, Laustsen Jung Associates Ltd., independent reservoir engineers, have reviewed our estimates of United States and Canadian proved reserves, respectively, projected future production and estimated future net revenues from production of proved reserves. The estimates were based upon a review of production histories and other geologic, economic, ownership and engineering data provided by or available to us. The following table sets forth our natural gas and liquid reserves for the years ended December 31, 2001, 2000 and 1999:

	United States
				Canada(1) 2001	Total 2001
	1999	2000	2001
	(dollars in thousands, except price data)
Estimated proved reserves
Natural gas (MMcf)	32,720	34,524	41,197	27,864	69,061
Oil and liquids (MBbl)	—	10	49	246	295
Total MMcfe(2)	32,720	34,585	41,488	29,340	70,828
Proved developed reserves (MMcfe)(3)	22,114	22,804	28,586	23,244	51,830
Natural gas price as of December 31 ($/Mcf)	$2.30	$8.56	$2.39	$2.19	$2.31
Oil and liquids price as of December 31 ($/Bbl)	$—	$32.34	$16.06	$14.82	$15.02
Present value of estimated future net revenues before future income taxes, discounted at 10%	$16,122	$97,953	$26,269	$32,628	$58,897
Present value of price hedges not included in above future net revenues, before future income taxes, discounted at 10%	$—	$—	$1,650	$6,196	$7,846

(1)
Canadian results are presented only for December 31, 2001, as our acquisition was effective in August 2001.

(2)
Oil and liquid production is converted to natural gas equivalents (Mcfe) at a rate of one barrel to six Mcf.

(3)
Proved developed reserves are reserves that can be expected to be recovered through existing wells with existing equipment and operating methods.

        Proved reserves at year-end 2001 were 71 Bcfe of natural gas compared to 35 Bcfe at year-end 2000. The SEC pre-tax net present value of the proved reserves at year end 2001, discounted at 10% (pre-tax PV10), was $58.9 million compared to $98.0 million reported at year-end 2000. The 2001 present value does not include $7.8 million of pre-tax PV10 value due to price hedges in place at December 31, 2001. The 2000 present value reflects the high pricing environment in existence at year-end 2000. Reserve values were calculated according to SEC guidelines based on constant prices and costs using year-end NYMEX Henry Hub spot market index of $2.65 per MMBtu adjusted to El Paso/San Juan index of $2.39 per Mcfe and $2.19 per Mcfe for Canada for 2001 and $9.52 per Mcfe and $8.56 per Mcfe, respectively, for 2000.

        To accomplish uniformity in the reporting of reserves for comparison purposes, the SEC requires that the pre-tax PV10 of future net revenues be calculated using a spot year-end pricing and costs, with no future escalation of these factors. Because these assumptions are not intended to be predictions of future commodity prices or costs, the calculated values are not intended to be indicative of the market value of these assets.

        There are uncertainties inherent in estimating quantities of proved reserves and in projecting future rates of production and timing of development expenditures, including many factors beyond our control. The reserve data presented represents only estimates. Reserve engineering is a subjective process of estimating underground accumulations of gas that cannot be measured. The accuracy of any reserve estimate is a function of the quality of available data and of engineering and geological interpretation and judgment. Estimates made by different engineers often vary from one another. Additionally, results of drilling, testing and production subsequent to the date of any estimate may justify revision of the estimate, either upward or downward, and such revision may be material. Accordingly, reserve estimates often differ from the quantities of gas reserves and the present value of those reserves are based upon certain assumptions, including prices, future production levels and cost, that may not prove correct over time.

        See related information in Note 17 of the accompanying Notes to Consolidated Financial Statements included elsewhere in this Form 10-K.

Production

        The following table sets forth information regarding net oil and natural gas production, average sales prices and other production information. Average sales prices for natural gas, oil and liquids are inclusive of hedging gains and losses for the years ended December 31, 2001, 2000 and 1999.

	United States
				Canada(1) 2001	Total 2001
	1999	2000	2001
	(in thousands, except unit sales price)
Quantities produced and sold
Natural gas (MMcf)	984	1,318	2,743	1,944	4,687
Oil and liquids (MBbl)	—	10	36	21	57
Total MMcfe(2)	984	1,380	2,699	2,073	4,772
Average Mcfe/d	2,700	3,800	7,400	5,700	13,100
Average sales price
Natural gas ($/Mcf)	$1.83	$2.95	$3.85	$2.35	$3.23
Oil and liquids ($/Bbl)	—	$27.15	$15.49	$16.35	$15.80
Average production (lifting) costs ($/Mcfe)	$0.70	$1.26	$1.01	$0.67	$0.86

(1)
The results for 2001 reflect the result of our Canadian acquisition since August 2001. Production in Canada for August 1, 2001 to December 31, 2001 averaged 13,500 Mcfe/d.

(2)
Oil and liquid production is converted to natural gas equivalents (Mcfe) at a rate of one barrel to six Mcf.

Productive Wells

        The following table sets forth information regarding the number of productive wells in which we held a working interest at December 31, 2001.

	Productive Wells(1)
	Gas Wells		Oil Wells
	Gross(2)	Net(3)	Gross	Net
United States
San Juan Basin	111	50.6	—	—
Michigan	2	0.7	—	—

Total	113	51.3	—	—
Canada
Alberta	75	56.5	19	5.6

Total wells	188	107.8	19	5.6

(1)
Each well completed to more than one producing zone is counted as a single well.

(2)
A gross well is a well in which a working interest is owned.

(3)
One net well is deemed to exist when the sum of fractional ownership working interests in gross wells equals one. The number of net wells is the sum of the fractional working interest owned in gross wells.

Drilling and Recompletion Activity

        The following table sets forth our gross and net interest in exploration and developmental wells drilled and wells recompleted during the periods indicated.

	United States
				Canada(1) 2001	Total 2001
	1999	2000	2001
Gross wells(2)
Development
Natural gas	1	1	1	10	11
Oil	—	—	—	—	—
Non-productive(3)	—	—	—	—	—

Total	1	1	1	10	11

Exploratory
Natural gas	—	1	1	7	8
Oil	—	—	—	—	—
Non-productive	3	4	—	1	1

Total	3	5	1	8	9

Recompletion(5)
Natural gas	9	8	16	—	16
Oil	—	—	—	—	—
Non-productive	—	—	—	—	—

Total	9	8	16	—	16

Total gross wells	13	14	18	18	36

Net wells(4)
Development
Natural gas	0.2	0.5	0.5	8.5	9.0
Oil	—	—	—	—	—
Non-productive	—	—	—	—	—

Total	0.2	0.5	0.5	8.5	9.0

Exploratory
Natural gas	—	0.3	0.2	6.3	6.5
Oil	—	—	—	—	—
Non-productive	0.3	1.6	—	1.0	1.0

Total	0.3	1.9	0.2	7.3	7.5

Recompletion
Natural gas	5.7	3.9	10.2	—	10.2
Oil	—	—	—	—	—
Non-productive	—	—	—	—	—

Total	5.7	3.9	10.2	—	10.2

Total net wells	6.2	6.3	10.9	15.8	26.7

(1)
The results for 2001 reflect the results of our Canadian acquisition since August 2001.

(2)
A gross well is a well in which a working interest is owned.

(3)
A non-productive well is a well deemed to be incapable of producing either natural gas or oil in sufficient quantities to justify completion as a natural gas or oil well.

(4)
One net well is deemed to exist when the sum of the fractional ownership working interest in gross wells equals one.

(5)
A recompletion well is a well where within an existing wellbore, a different geological horizon with proved reserves is completed as a producing well, in addition to the existing producing horizon. These are dually completed wells.

Acreage

        The following table sets forth the leasehold acreage held by MarkWest at December 31, 2001.

	Developed Acreage(1)		Undeveloped Acreage(2)
	Gross(3)	Net(4)	Gross	Net
United States
San Juan Basin	12,560	12,015	—	—
Michigan	2,148	1,360	8,000	6,480

Total	14,708	13,375	8,000	6,480

Canada
Alberta	56,487	38,512	26,816	15,188

Total Acreage	71,195	51,887	34,816	21,668

(1)
Developed acres are those acres which are spaced or assigned to productive wells.

(2)
Undeveloped acres are considered to be those acres on which wells have not been drilled or completed to a point that would permit the production of commercial quantities of oil and natural gas regardless of whether such acreage contains proved reserves. It should not be confused with undrilled acreage held by production under the terms of a lease.

(3)
A gross acre is an acre in which a working interest is owned. The number of gross acres is the total number of acres in which a working interest is owned.

(4)
A net acre is deemed to exist when the sum of the fractional ownership working interests in gross acres equals one. The number of net acres is the sum of the fractional working interests owned in gross acres.

        We have a number of farm-in agreements in Canada where we are able to earn additional leasehold acreage through drilling and 3D seismic programs. These agreements would allow us to earn up to an additional 58,805 gross and 46,536 net acres through the years 2003.

Factors Affecting our Operations

Seasonality

        A substantial portion of our GPM revenues and, as a result, our GPM gross margins, remains dependent upon the volume and sales price of NGL products, particularly propane. The volume and sales price of NGL products fluctuate with the winter weather conditions and other supply and demand determinants. The strongest demand for propane and the highest propane sales margins generally occur during the winter heating season. As a result, we recognize a substantial portion of our annual income from our GPM segment during the first and fourth quarters of the year. No material seasonality is experienced in our E&P segment.

Competition

        In our GPM business, we face competition in obtaining natural gas supplies for our processing and related services operations, in obtaining unprocessed NGLs for fractionation, and in marketing our products and services. Competition for natural gas supplies is based primarily on the location of gas gathering facilities and gas processing plants, operating efficiency and reliability, and our ability to obtain a satisfactory price for products recovered. Competitive factors affecting our fractionation services include availability of capacity, proximity to supply and to industry marketing centers, cost efficiency, and reliability of service. Competition for customers is based primarily on price, delivery capabilities, flexibility, and maintenance of quality customer relationships.

        In competing for new GPM business opportunities, we face strong competition in acquiring natural gas supplies and competing for fees for service. Our competitors include:

  •
  major integrated oil companies;

  •
  major interstate and intrastate pipelines;

  •
  other large raw natural gas gatherers that gather, process and market natural gas and NGLs; and

  •
  a relatively large number of smaller gas gatherers of varying financial resources and experience.

        In the exploration and production segment, we face competition in the acquisition of leases and producing properties. Competition comes in the form of other companies with existing operations in our areas of focus as well as those companies wishing to buy properties as an entry strategy into such areas. Our competitors range in size from small independent operators to large integrated oil companies. We believe we enjoy certain competitive advantages by virtue of our area knowledge and existing field operating infrastructure, making us a logical buyer for certain properties.

Operational Risks and Insurance

        Our operations are subject to the usual hazards incident to the exploration, production, gathering and processing of natural gas and the transmission, fractionation and storage of NGLs, such as explosions, product spills, leaks, emissions and fires. These hazards can cause personal injury and loss of life, severe damage to and destruction of property and equipment, and pollution or other environmental damage, and may result in curtailment or suspension of operations at the affected facility.

        We maintain general public liability, property and business interruption insurance in amounts that we consider to be adequate for such risks. Such insurance is subject to deductibles that we consider reasonable and not excessive. Consistent with insurance coverage generally available to the industry, our insurance policies provide coverage for losses or liabilities related to sudden occurrences of pollution or other environmental damage.

        The occurrence of a significant event that we are not fully insured or indemnified against, and/or the failure of a party to meet its indemnification obligations to us, could materially and adversely affect our operations and financial condition. Moreover, we cannot provide assurance that we will be able to maintain adequate insurance in the future at rates we consider reasonable. To date, however, we have not experienced material uninsured losses or any difficulty in acquiring insurance coverage in amounts we believe to be adequate.

Government Regulation

United States

        In the Michigan area of our gathering, processing and marketing segment, we own and operate a gathering pipeline in conjunction with our processing plant. Under the Natural Gas Act of 1938,

facilities that have as their "primary function" the performance of gathering activities and are not owned by interstate gas pipeline companies are wholly exempt from Federal Energy Regulatory Commission jurisdiction. State and local regulatory authorities oversee intrastate gathering and other natural gas pipeline operations. The Michigan Public Service Commission (MPSC) regulates the construction, operation, rates and safety of certain natural gas gathering and transmission pipelines pursuant to state regulatory statutes. We conduct gas pipeline operations in Michigan through an affiliate, which is subject to this regulation by the MPSC. The design, construction, operation and maintenance of the pipeline is also subject to safety regulations.

        Natural gas exploration and production operations are subject to various types of regulation at the federal, state and local levels. The effect of these regulations may limit the amount of gas available to our systems or that we can produce from our wells. They also substantially affect the cost and profitability of conducting natural gas exploration and production activities.

        Our oil and natural gas operations are regulated by administrative agencies under statutory provisions of the states where such operations are conducted and by certain agencies of the federal government for operations on federal oil and gas leases. All of the jurisdictions in which we own or operate producing oil and natural gas properties have statutory provisions regulating the exploration for and production of crude oil and natural gas. These statutes include the regulation of the size of drilling and spacing units and the number of wells that may be drilled in an area and the unitization or pooling of oil and natural gas properties. In addition, state conservation laws establish maximum rates of production from oil and natural gas wells, typically prohibit the venting or flaring of natural gas, and impose certain requirements regarding the apportionment of production from fields and individual wells. The effect of these regulations may limit the amount of oil and natural gas we can produce from our wells and to limit the number of wells or location at which we can drill. State commissions establish rules for reclamation of sites, plugging bonds, reporting and other matters.

        Increasingly, a number of city and county governments have enacted oil and natural gas regulations that have increased the involvement of local governments in the permitting of oil and natural gas operations and impart additional restrictions or conditions on the conduct of operators to mitigate the impact of operations on the local community. These local restrictions have the potential to delay and increase the cost of oil and natural gas operations.

Canada

        The oil and natural gas industry in Canada is subject to extensive controls and regulations imposed by various levels of government. Federal authorities do not regulate the price of oil and gas in export trade but instead rely on market forces to establish these prices. Legislation exists that regulates the quantities of oil and natural gas that may be removed from the provinces and exported from Canada. We do not expect that any of these controls and regulations will affect us in a manner significantly different than other oil and natural gas companies of similar size.

        The province in which we operate has legislation and regulation that govern land tenure, royalties, production rates and environmental protection. The royalty regime in the province in which we operate is a significant factor in the profitability of our production. Crown royalties are determined by government regulation and are typically calculated as a percentage of production. The value of the production and the rate of royalties payable depends on prescribed reference prices, well productivity, geographical location and the type or quality of the product produced.

        In Alberta, we are entitled to a credit against Crown royalties on most of the properties in which we have an interest in by virtue of the Alberta Royalty Tax Credit (ARTC). The credit is determined by applying a rate to a maximum of CDN$2.0 million of Crown royalties payable in Alberta for each company or associated group of companies. The rate is a function of the royalty tax credit par prices, which is determined quarterly by the Alberta Department of Energy. The rate ranges from 25% to 75% depending upon petroleum prices for the previous quarter.

        The Investment Canada Act requires Government of Canada approval, in certain cases, of the acquisition of control of a Canadian business by an entity that is not controlled by Canadians. In certain circumstances, the acquisition of natural resource-related properties may be considered to be a transaction that constitutes an acquisition of control of a Canadian business requiring Government of Canada approval. The Act requires notification of the establishment of new unrelated businesses in Canada by entities not controlled by Canadians, but does not require Government of Canada approval except when the new business is related to Canada's cultural heritage or national identity.

Environmental Matters

United States

        We are subject to environmental risks normally incident to our operations and construction activities including, but not limited to, uncontrollable flows of natural gas, fluids and other substances into the environment, explosions, fires, pollution, and other environmental and safety risks. Our business is subject to comprehensive state and federal environmental regulations. For example, we, without regard to fault, could incur liability under the Comprehensive Environmental Response, Compensation, and Liability Act of 1980, as amended (also known as Superfund), or state counterparts, in connection with the disposal or other releases of hazardous substances, including sour gas, and for natural resource damages. Further, the recent trend in environmental legislation and regulations is toward stricter standards, and this will likely continue in the future.

        Our activities are subject to environmental and safety regulation by federal and state authorities, including, without limitation, the state environmental agencies and the federal Environmental Protection Agency, which can increase the costs of designing, installing and operating our facilities. In most instances, the regulatory requirements relate to the discharge of substances into the environment and include measures to control water and air pollution.

        Laws and regulations may require us to obtain a permit or other authorization before we may conduct certain activities or we may be subject to fines and penalties for non-compliance. Further, these rules may limit or prohibit our activities within wilderness areas, wetlands, and areas providing habitat for certain species or other protected areas. We are also subject to other federal, state and local laws covering the handling, storage or discharge of materials used by us. We believe that we are in material compliance with all applicable laws and regulations.

Canada

        In Canada, the oil and natural gas industry is currently subject to environmental regulations pursuant to provincial and federal legislation. Environmental legislation provides for restrictions on releases or emissions of various substances produced or utilized in association with certain oil and gas industry operations. In addition, legislation requires that well and facility sites be abandoned and reclaimed to the satisfaction of provincial authorities. A breach of such regulations may result in the imposition of fines and penalties, the suspension of operations and potential civil liability. The Environmental Protection and Enhancement Act imposes environmental standards and requires compliance with various legislative criteria including reporting and monitoring in Alberta. The Alberta Energy and Utility Board, pursuant to its governing legislation, also plays a role with respect to the regulation of environmental impacts of oil and gas activities.

Employee Safety

        The workplaces associated with the processing and storage facilities and the pipelines we operate are also subject to the requirements of the federal Occupational Safety and Health Act, or OSHA, and comparable state statues that regulate the protection of the health and safety of workers. In addition, the OSHA hazard communication standard requires that we maintain information about hazardous materials used or produced in our operations and that we provide this information to our employees, state and local government authorities, and citizens. We believe that we have conducted our operations in substantial compliance with OSHA requirements, including general industry standards, record keeping requirements and monitoring of occupational exposure to regulated substances.

        In general, we expect industry and regulatory safety standards to become more strict over time, thereby resulting in increased compliance expenditures. While we cannot accurately estimate these expenditures at this time, we do not expect such expenditures will have a material adverse effect on our results of operations.

Employees

        As of December 31, 2001, we had 131 employees. At our fractionation facility in South Shore, Kentucky, 15 employees are represented by the Paper, Allied Industrial, Chemical, and Energy Workers International Union Local 5-0372. We entered into our collective bargaining agreement with this Union on June 29, 2001 and it expires in June 2004. The agreement covers only hourly, non-supervisory employees. We consider our labor relations to be good.

d.)  Financial Information about Geographic Areas

        Prior to the Canadian acquisition that we completed in August 2001, MarkWest operated only within the United States. For the year ended, December 31, 2001, our selected financial information about the United States and Canada follows:

	United States	Canada	Total
Balance Sheet Data:
Working capital	$19,370	$(5,872)	$13,498
Plant, property and equipment, gross	148,892	90,028	238,920
Plant, property and equipment, net	114,237	86,616	200,853
Total assets	183,990	66,521	250,511
Long-term debt	79,500	33,321	112,821
Statement of Operations Data:
Revenues	$183,443	$5,075	$188,518
Cost of sales	142,616	431	143,047
Operating expenses	17,498	947	18,445
Selling, general and administrative expenses	7,918	459	8,377
Depreciation, depletion and amortization	6,882	3,445	10,327

Income from operations	$8,529	$(207)	$8,322
Net income	$2,761	$49	$2,810

Forward-Looking Information

        Statements included in this Annual Report on Form 10-K and documents incorporated by reference to this report that are not historical facts are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities and Exchange Act of 1934, as amended. We use words such as "may," "believe," "estimate," "expect,"

"plan," "intend," "project," "anticipate," and similar expressions to identify forward-looking statements. We have based these forward-looking statements on our current expectations and projections about future events, activities or developments. Our actual results could differ materially from those discussed in our forward-looking statements. Forward-looking statements include statements relating to, among other things:

  •
  our plans for pursuing future exploration projects;

  •
  our production plans;

  •
  our expectations regarding gas prices;

  •
  our estimates of quantities of proven oil and gas reserves;

  •
  our projections of rates of production and timing of development expenditures;

  •
  our efforts to increase fee-based contract volumes

  •
  our ability to manage the natural hedge by balancing our production and our consumption volumes;

  •
  our ability to maximize the value of our NGL output;

  •
  the adequacy of our general public liability, property, and business interruption insurance;

  •
  our ability to comply with environmental and governmental regulations; and

  •
  our expectations regarding MarkWest Energy Partners, L.P.

        Important factors that could cause our actual results of operations or our actual financial condition to differ include, but are not necessarily limited to:

  •
  changes in general economic conditions in regions in which our products are located;

  •
  the availability and prices of NGL and competing commodities;

  •
  the availability and prices of raw natural gas supply;

  •
  our ability to negotiate favorable marketing agreements;

  •
  the risks that third party or MarkWest's natural gas exploration and production activities will not occur or be successful;

  •
  our dependence on certain significant customers, producers, gatherers, treaters, and transporters of natural gas;

  •
  competition from other NGL processors, including major energy companies;

  •
  our ability to identify and consummate grass-roots projects or acquisitions complementary to our business;

  •
  winter weather conditions;

  •
  changes in foreign economics, currency, and laws and regulations in Canada where MarkWest has made direct investments;

  •
  our ability to integrate the recent Canadian acquisition to operate an exploration and production company in Canada, and to manage the Company as a more exploration and production focused enterprise;

  •
  our ability to estimate quantities of proven oil and gas reserves;

  •
  our ability to project rates of production;

  •
  our ability to project the timing of developmental expenditures; and

  •
  our ability to manage the risks inherent in drilling wells.

        Forward-looking statements involve many uncertainties that are beyond our ability to control. In many cases, we cannot predict what factors would cause actual results to differ materially from those indicated by the forward-looking statements.

ITEM 3. LEGAL PROCEEDINGS

        Reference is made to Note 15 of our Consolidated Financial Statements in Item 8 of this Form 10-K.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        There were no matters submitted to a vote of security holders during the quarter ended December 31, 2001.

PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

        The American Stock Exchange began trading shares of MarkWest Hydrocarbon, Inc. under the ticker symbol MWP on Friday, May 12, 2000. Our stock formerly traded on the American Stock Exchange under the ticker symbol NRG through May 11, 2000.

        As of December 31, 2001, there were 8,504,297 shares of common stock outstanding held by approximately 650 holders of record. The following table sets forth quarterly high and low sales prices as reported by the American Stock Exchange for the periods indicated.

	2001		2000
	High	Low	High	Low
First Quarter	$11.500	$7.200	$8.625	$5.375
Second Quarter	8.550	5.200	10.000	7.000
Third Quarter	8.550	6.700	12.750	7.750
Fourth Quarter	7.200	5.400	13.250	10.500

        We have never paid dividends on our common stock and we anticipate that, for the foreseeable future, we will continue to retain earnings for use in the operation of our business. Payment of cash dividends in the future will depend on our earnings; financial condition; contractual restrictions, if any, including those under its bank line of credit; restrictions imposed by law and other factors deemed relevant by our Board of Directors.

ITEM 6. SELECTED FINANCIAL DATA

        The following table sets forth selected consolidated historical financial and operating data for MarkWest. Certain prior year amounts have been reclassified to conform to the 2001 presentation. The selected consolidated statement of operations and balance sheet data for the years ended December 31, 2001, 2000, and 1999, and as of December 31, 2001 and 2000, are derived from, and are qualified by reference to, our audited Consolidated Financial Statements included elsewhere in this Form 10-K. The selected consolidated statement of operations and balance sheet data set forth below for the years ended December 31, 1998 and 1997, and as of December 31, 1999, 1998 and 1997, have been derived from audited financial statements not included in this Form 10-K. You should read this in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and our Consolidated Financial Statements and related Notes included in this Form 10-K.

	Year Ended December 31,
	2001	2000	1999	1998	1997
	(in thousands, except per share amounts and operating data)
Statement of Operations Data:
Revenues(1)	$188,518	$221,728	$107,030	$64,814	$86,724
Operating expenses:
Cost of sales	143,047	173,477	77,541	44,050	51,340
Operating expenses	18,445	17,332	12,732	10,788	11,286
Selling, general and administrative expenses	8,377	8,762	6,985	5,319	6,651
Depreciation and depletion	10,327	5,481	4,799	4,427	3,687
Gain on sale of operating asset	—	—	(2,509)	—	—

Total operating expenses	180,196	205,052	99,548	64,584	72,964

Income from operations	8,322	16,676	7,482	230	13,760
Other income and expense:
Interest income	130	101	53	200	1,014
Interest expense	(3,830)	(3,944)	(3,016)	(2,262)	(986)
Gain on sale of non-operating asset	—	1,000	—	—	—
Other income (expense)	(231)	(67)	5	(146)	(1,389)

Income before income taxes	4,391	13,766	4,524	(1,978)	12,399
Provision (benefit) for income taxes	1,581	4,888	1,701	(767)	4,552

Net income (loss)	$2,810	$8,878	$2,823	$(1,211)	$7,847

Basic earnings per share(2),(3)	$0.33	$1.05	$0.33	$(0.14)	$0.92
Earnings per share assuming dilution(2),(3)	0.33	1.05	0.33	(0.14)	0.91
Weighted average shares outstanding	8,478	8,452	8,475	8,490	8,485
assuming dilution	8,499	8,492	8,481	8,490	8,614
Other Financial Data:
Adjusted EBITDA(4)	$18,418	$22,090	$9,777	$4,511	$15,808
Cash operating margin(5)	27,026	30,919	16,757	9,954	21,883
Cash flows from operating activities, before working capital changes	16,057	17,259	6,393	4,795	12,650
Capital expenditures and acquisitions	78,297	18,765	17,898	15,890	30,329
Balance Sheet Data (as of December 31):
Working capital(6)(7)	$13,498	$15,147	$11,511	$11,463	$14,603
Property and equipment, gross	238,920	128,052	115,100	102,931	81,269
Property and equipment, net	200,853	100,219	92,311	83,322	65,830
Total assets	250,511	147,287	119,243	103,631	98,657
Long-term debt(7)	104,850	43,000	44,035	38,597	33,931
Stockholders' equity	69,033	61,594	52,719	50,035	51,548

	Year Ended December 31,
	2001	2000	1999	1998	1997
Operating Data:
Gathering, processing and marketing
Appalachia:
NGL production—Siloam plant (gallons)	154,500,000	148,100,000	113,000,000	102,900,000	102,500,000
NGL sales—Siloam plant (gallons)	152,200,000	153,000,000	115,800,000	100,900,000	103,400,000
Michigan:
Pipeline throughput (Mcf/d)	8,800	11,000	17,800	16,000	8,900
NGL sales (gallons)	8,000,000	9,200,000	13,500,000	10,600,000	—
Exploration and production
Natural gas produced (Mcf/d)	13,400	3,800	2,500	1,900	1,400

(1)
Includes gas marketing revenues of $65,700, $91,000 and $34,100 for the years ended December 31, 2001, 2000 and 1999, respectively. Our gas marketing business originated in 1998. Gas marketing activities are low margin; these activities are undertaken in support of our processing business.

(2)
In 2000, includes $1,000 gain (after-tax gain of $620, or $0.07 per share) from the sale of an asset.

(3)
In 1999, includes $2,509 gain (after-tax gain of $1,566, or $0.18 per share) from the sale of an asset.

(4)
Earnings before interest income, interest expense, income taxes, depreciation and depletion, and gain on sale of assets.

(5)
Includes gathering, processing, and marketing revenue; oil and gas revenue; cost of sales; and operating expenses.

(6)
Includes cash of $2,340; $934; $1,356; $2,055 and $1,364, respectively.

(7)
At December 31, 2001 total debt is $112,821; giving effect to the March 29, 2002 amendments to our credit facility, the current portion of long term debt is $7,971 and this is included in working capital.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

        The following discussion and analysis relates to factors that have affected our consolidated financial condition and results of operations for the three years ended December 31, 2001, 2000 and 1999. Certain prior year amounts have been reclassified to conform to the presentation used in 2001. Reference should also be made to our Consolidated Financial Statements and related Notes thereto and the Selected Financial Data included in this Form 10-K.

  Results of Operations

  Year Ended December 31, 2001 Compared to the Year Ended December 31, 2000

        Gathering, processing and marketing revenue.    Gathering, processing and marketing revenue was $173.9 million for the year ended December 31, 2001 compared to $217.6 million for the year ended December 31, 2000, a decrease of $43.7 million, or 20%. Revenue was lower in 2001 than in 2000 primarily due to:

  •
  a decrease in the average Appalachian NGL sales price, which accounted for approximately $15.5 million of the overall decrease. The Appalachian average NGL sales price is based on both sales out of our Siloam fractionator as well as our Appalachian terminal outlets. The Appalachian average NGL sales price was $0.55 per gallon for the year ended December 31,

    2001, compared to $0.65 per gallon for the year ended December 31, 2000, a decrease of $0.10 per gallon, or 15%.

  •
  a decrease in gas marketing revenues, which accounted for approximately $27.1 million of the decrease. Gas marketing revenues declined in 2001 as natural gas prices and volumes sold decreased from above average levels that existed in 2000.

        Exploration and production revenue.    Exploration and production revenue was $14.6 million for the year ended December 31, 2001 compared to $4.2 million for the year ended December 31, 2000, an increase of $10.5 million, or 252%. Revenue was higher in 2001 than in 2000 primarily due to:

  •
  our acquisition of two Canadian natural gas production companies during August 2001, accounting for $5.1 million of the increase.

  •
  natural gas sales prices increased, accounting for $1.6 million of the increase. For our combined Rocky Mountain and Michigan production, our average sales price was $3.59 per Mcfe in 2001 compared to $2.95 per Mcfe in 2000, an increase of $0.64 per Mcfe, or 22%.

  •
  our combined natural gas production and sales from our Rocky Mountain and Michigan properties increased 94% during 2001, accounting for $3.7 million of the increase. The increase in our production was a direct result of our ongoing capital program for our United States properties.

        Cost of sales.    Cost of sales were $143.0 million for the year ended December 31, 2001, compared to $173.5 million for the year ended December 31, 2000, a decrease of $30.4 million, or 18%. Cost of sales were lower in 2001 primarily due to:

  •
  a decrease in the average cost of our Appalachian replacement natural gas, which accounted for $6.5 million of the overall decrease. The average cost of our Appalachian feedstock was equivalent to $0.40 per NGL gallon for the year ended December 31, 2001, compared to $0.44 per gallon for the year ended December 31, 2000, an decrease of $0.04 per gallon, or 9%.

  •
  a decrease in gas marketing cost of sales, which accounted for $26.1 million of the overall decrease. Gas marketing cost of sales decreased principally due to a decrease in natural gas costs and volumes sold in 2001.

        Operating expenses.    Operating expenses were $18.4 million for the year ended December 31, 2001, compared to $17.3 million for the year ended December 31, 2000, an increase of $1.1 million, or 6%. The increase in operating expenses during 2001 is principally attributable to our growing exploration and production business segment.

        Selling, general and administrative expenses.    Selling, general and administrative expenses were $8.4 million for the year ended December 31, 2001, compared to $8.8 million for the year ended December 31, 2000, a decrease of $0.4 million, or 4%.

        Depreciation and depletion.    Depreciation and depletion were $10.3 million for the year ended December 31, 2001, compared to $5.5 million, for the year ended December 31, 2000, an increase of $4.8 million, or 88%. The increase was principally caused by (a) several Appalachian expansion projects which commenced operations in 2000 and 2001, and (b) the depletion of reserves through increased production from our 2001 Canadian acquisition and our capital programs in Canada, the Rocky Mountains and Michigan.

        Interest expense.    Interest expense was $3.8 million for the year ended December 31, 2001, compared to $3.9 million for the year ended December 31, 2000, a decrease of $0.1 million, or 3%. Despite a significant increase in debt during 2001 due to our Canadian acquisition, interest expense decreased due to decreasing interest rates throughout 2001.

        Gain on sale of non-operating assets.    We sold a non-operating asset for a $1.0 million gain in 2000. No significant non-operating assets were sold in 2001.

        Provision for income taxes.    Provision for income taxes for the year ended December 31, 2001, was $1.6 million, compared to $4.9 million for the year ended December 31, 2000, a decrease of $3.3 million, or 68%. Provision for income taxes decreased principally due to lower income before income taxes in 2001.

        Net income.    Net income for the year ended December 31, 2001, was $2.8 million, compared to $8.9 million for the year ended December 31, 2000, a decrease of $6.1 million, or 68%. Net income decreased principally as a result of our average Appalachian processing margin returning to near historically average levels in 2001 from above average levels in 2000.

  Year Ended December 31, 2000, Compared to Year Ended December 31, 1999

        Gathering, processing and marketing revenue.    Gathering, processing and marketing revenue was $217.6 million for the year ended December 31, 2000, compared to $105.2 million for the year ended December 31, 1999, an increase of $112.4 million, or 107%. This increase was principally attributable to:

  •
  an increase in our Appalachian NGL product sales volumes, which accounted for approximately $18.1 million of the overall increase. Appalachian sales volumes include volumes sold out of our Siloam fractionator as well as our terminals. The Siloam fractionation facility's NGL sales volumes were a record 153 million gallons for the year ended December 31, 2000, compared to 116 million gallons for the year ended December 31, 1999, an increase of 37 million gallons, or 32%. The increased volumes in 2000 were due to increased gas production behind our facilities and the natural gas processing plant and fractionation facility expansions in the Appalachia area. In particular, the Maytown gas processing facility commenced operations during 2000, providing a significant, new fee-based revenue stream.

  •
  an increase in our Appalachian average NGL sales price, which accounted for approximately $35.7 million of the overall increase. The Appalachian average NGL sales price was $0.65 per gallon for the year ended December 31, 2000, compared to $0.43 per gallon for the year ended December 31, 1999, an increase of $0.22 per gallon, or 51%.

  •
  an increase in gas marketing revenue, which accounted for $56.0 million of the overall increase. Gas marketing revenue was up due to above average natural gas prices and larger volumes sold in 2000.

  •
  a decrease in Michigan pipeline throughput and NGL sales volumes were offset by an increase in the Michigan average NGL sales price.

        Exploration and production revenue.    Exploration and production revenue was $4.2 million for the year ended December 31, 2000 compared to $1.9 million for the year ended December 31, 1999, an increase of $2.3 million, or 124%. Revenue was higher in 2001 than in 2000 primarily due to a 52% increase in the volume of natural gas produced and sold. Production increased because of our capital program.

        Cost of sales.    Cost of sales were $173.5 million for the year ended December 31, 2000, compared to $77.5 million for the year ended December 31, 1999, an increase of $95.9 million, or 124%. The increase was primarily attributable to:

  •
  an increase in our Siloam fractionation facility's NGL sales volumes, which accounted for approximately $16.7 million of the overall increase.

  •
  an increase in our average Appalachian replacement natural gas cost, which accounted for approximately $19.5 million of the overall increase. The average cost of Appalachian replacement natural gas was equivalent to $0.44 per NGL gallon for the year ended December 31, 2000, compared to $0.27 per gallon for the year ended December 31, 1999, an increase of $0.17 per gallon, or 63%.

  •
  an increase in gas marketing cost of sales, which accounted for approximately $55.3 million of the overall increase. Gas marketing cost of sales increased due to above average natural gas prices in 2000.

        Operating expenses.    Operating expenses were $17.3 million for the year ended December 31, 2000, compared to $12.7 million for the year ended December 31, 1999, an increase of $4.6 million, or 37%. The increase is primarily attributable to:

  •
  increased operating costs associated with higher volumes processed through our new facilities in Appalachia. The recently constructed Maytown and recently acquired Boldman and Cobb extraction facilities and related pipeline added $1.7 million in expenses, and the expanded Siloam fractionation plant added $0.6 million in expenses.

  •
  higher natural gas costs and greater volumes in 2000 also increased fuel costs by $0.6 million at the Siloam fractionation facility in Appalachia.

  •
  our Appalachian expansion added $0.3 million in regional expenses.

  •
  lower Michigan pipeline throughput volumes decreased operating costs $0.5 million.

        Selling, general and administrative expenses.    Selling, general and administrative expenses were $8.8 million for the year ended December 31, 2000, compared to $7.0 million for the year ended December 31, 1999, an increase of $1.8 million, or 25%. Selling, general and administrative expenses increased primarily in support of the new Appalachian facilities and rent for office space; MarkWest Hydrocarbon sold its corporate headquarters and leased back its office space commencing in February 2000.

        Depreciation and depletion.    Depreciation and depletion were $5.5 million for the year ended December 31, 2000 compared to $4.8 million for the year ended December 31, 1999, an increase of $0.7 million, or 14%. Depreciation expense increased as a result of the Appalachian expansion during 2000.

        Gain on sale of operating asset.    In 1999, we sold an asset for a $2.5 million gain. In 2000, no significant operating assets were sold.

        Interest expense.    Interest expense was $3.9 million for the year ended December 31, 2000 compared to $3.0 million for the year ended December 31, 1999, an increase of $0.9 million, or 31%. The increase was principally attributable to the amortization of deferred financing costs.

        Provision for income taxes.    Provision for income taxes for year ended December 31, 2000, was $4.9 million, compared to $1.7 million for the year ended December 31, 1999, an increase of $3.2 million, or 187%. Provision for income taxes increased principally due to higher income before income taxes.

        Net income.    Net income for the year ended December 31, 2000, was $8.9 million, compared to $2.8 million for the year ended December 31, 1999, an increase of $6.1 million, or 214%. Record Appalachian NGL production and related NGL sales volumes and above average NGL sales margins in 2000 were the primary reasons for the increase in net income. The increased volumes were due to increased gas production behind our facilities and our gas processing and fractionation plant expansions.

Critical Accounting Policies

        The selection and application of accounting policies is an important process that has developed as our business activities have evolved and as the accounting rules have developed. Accounting rules generally do not involve a selection among alternatives, but involve an implementation and interpretation of existing rules, and the use of judgment, to the specific set of circumstances existing in our business. We make every effort to properly comply with all applicable rules on or before their adoption, and we believe the proper implementation and consistent application of the accounting rules is critical. Our critical accounting policies are discussed below. For further details on our accounting policies, see Note 2 of the Notes to Consolidated Financial Statements.

  Reserve Estimates

        Our estimates of gas and oil reserves, by necessity, are projections based on geologic and engineering data, and there are uncertainties inherent in the interpretation of such data as well as the projection of future rates of production and the timing of development expenditures. Reserve engineering is a subjective process of estimating underground accumulations of gas and oil that are difficult to measure. The accuracy of any reserve estimate is a function of the quality of available data, engineering and geological interpretation and judgment. Estimates of economically recoverable gas and oil reserves and future net cash flows necessarily depend upon a number of variable factors and assumptions, such as historical production from the area compared with production from other producing areas, the assumed effects of regulations by governmental agencies and assumptions governing future gas and oil prices, future operating costs, severance taxes, development costs and workover gas costs, all of which may in fact vary considerably from actual results. The future drilling costs associated with reserves assigned to proved undeveloped locations may ultimately increase to an extent that these reserves may be later determined to be uneconomic. For these reasons, estimates of the economically recoverable quantities of gas and oil attributable to any particular group of properties, classifications of such reserves based on risk recovery, and estimates of the future net cash flows expected therefrom may vary substantially. Any significant variance in the assumptions could materially affect the estimated quantity and value of the reserves, which could affect the carrying value of our gas and oil properties and/or the rate of depletion of the gas and oil properties. Actual production, revenues and expenditures with respect to our reserves will likely vary from estimates, and such variances may be material.

  Impairment of Long-Lived Assets

        In accordance with Statement of Financial Accounting Standards (SFAS) No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of, we evaluate the long-lived assets, including related intangibles, of identifiable business activities for impairment when events or changes in circumstances indicate, in management's judgment, that the carrying value of such assets may not be recoverable. The determination of whether impairment has occurred is based on management's estimate of undiscounted future cash flows attributable to the assets as compared to the carrying value of the assets. If impairment has occurred, the amount of the impairment recognized is determined by estimating the fair value for the assets and recording a provision for loss if the carrying value is greater than fair value. For assets identified to be disposed of in the future, the carrying value of these assets is compared to the estimated fair value less the cost to sell to determine if impairment is required. Until the assets are disposed of, an estimate of the fair value is recalculated when related events or circumstances change.

        When determining whether impairment of one of our long-lived assets has occurred, we must estimate the undiscounted cash flows attributable to the asset. Our estimate of cash flows is based on assumptions regarding the volume of reserves behind the asset and future NGL product and natural gas prices. The amount of reserves and drilling activity are dependent in part on natural gas prices. Projections of reserves and future commodity prices are inherently subjective and contingent upon a number of variable factors. Any significant variance in any of our assumptions or factors could materially affect our cash flows, which could require us to record an impairment of an asset. For a more complete discussion of these factors, you should read Forward-Looking Information in Items 1 and 2 included in this Form 10-K. Factors that affect projections of reserves and future commodity prices are the same factors that could impact our results of operations.

  Liquidity and Capital Resources

        Historically, we have satisfied our working capital requirements and funded our capital expenditures with cash generated from operations and borrowings under our credit facility. From time to time, our sources of funds are supplemented with proceeds from the sale of a non-core asset, like the sale of our corporate office building in 2000. We may also use operating leases to finance support equipment. We believe that cash generated from operations and our borrowing capacity will be sufficient to meet our working capital requirements and fund our required capital expenditures. Cash generated from operations will depend on our operating performance, which will be affected by prevailing economic conditions in the NGL and natural gas industries and financial, business and other factors, some of which are beyond our control. For a more complete discussion of factors that will affect our cash flow from operations, you should read Forward-Looking Information in Items 1 and 2 included in this Form 10-K.

        As a result of our Canadian acquisition and our 2001 capital program, our total debt increased from $43.0 million at December 31, 2000, to $112.8 million at December 31, 2001. Our year-end debt includes financing our seasonally-high working capital requirements. At the time of our Canadian acquisition, we amended our credit facility, increasing our maximum borrowing amount to $130 million. On March 29, 2002, we amended our credit facility to reduce our maximum borrowing amount to $120 million; based on our borrowing base and our working capital, the maximum available to be drawn on this date was approximately $110 million. Our bank debt was approximately $101 million at this date. For further details regarding our amended credit facility, see Financing Facilities below.

        On January 31, 2002, MarkWest Energy Partners, L.P., a newly formed limited partnership created to own and operate most of our gathering, processing, transportation, storage, and fractionation assets in Appalachia and Michigan, filed a registration statement on Form S-1 with the Securities and Exchange Commission for an initial public offering. On March 22, 2002, we filed an amendment to this Form S-1. We currently anticipate offering to the public approximately 40% of the limited partner interests in the partnership. We and certain of our affiliates will own the general partner of the partnership, as well as the remaining 60% of the limited partner interests in the form of subordinated units. The rights of the holders of subordinated units to receive distributions of cash from the partnership are subordinated to the rights of the public unitholders to receive such distributions. In connection with the offering, we will enter into a number of contracts with the partnership pursuant to which we will pay it fees for providing us with gathering, processing, transportation, storage, and fractionation services. We will retain the risks and benefits associated with our "keep-whole" contracts in Appalachia. Proceeds we receive from the offering will be used to reduce our outstanding debt. We anticipate that the limited partnership will enter into a separate credit facility, the proceeds of which will be used to support the limited partnership's operations. For financial reporting purposes, the results of operations of MarkWest Energy Partners, L.P. will be consolidated with our operating results.

The completion of the offering is subject to numerous conditions, including market conditions, and we can provide no assurance that it will be successfully completed. A registration statement relating to the proposed offering has been filed with the Securities and Exchange Commission but has not yet become effective. The securities may not be sold, nor may offers to buy be accepted prior to the time the registration statement becomes effective. The information contained in this Form 10-K with respect to this offering shall not constitute an offer to sell or a solicitation of an offer to buy these securities.

        Absent the proceeds of the offering, or other sources of capital, our 2002 capital program may need to be reduced, depending on commodity price levels and our operating performance. Our 2002 capital expenditures are largely discretionary and concentrated in our E&P business segment.

  Cash Flows

        Net cash provided by operating activities was $13.0 million, $13.3 million and $6.1 million for the years ended December 31, 2001, 2000 and 1999, respectively. Net cash provided by 2001 operating activities was almost the same amount as it was in 2000. Favorable timing of cash flows from receivables and payables offset lower net income in 2001. Net cash provided by operating activities was higher in 2000 relative to 1999 principally due to higher net income, a function of above average processing margins and record sales volumes in 2000.

        Net cash used in investing activities was $77.6 million, $12.3 million and $11.9 million for the years ended December 31, 2001, 2000 and 1999, respectively. Net cash used in investing activities was much higher in 2001 due to our acquisition of two related E&P companies in Canada. Net of cash acquired, we paid $46.1 million for the acquisition. Absent the Canadian acquisition, capital expenditures over the last three years have principally been focused on our Appalachian expansion and our various E&P capital programs.

        Net cash provided by financing activities was $66.1 million for the year ended December 31, 2001. Net cash used in financing activities were $1.5 million for the year ended December 31, 2000. Net cash provided by financing activities was $5.0 million for the year ended December 31, 1999. Net cash provided by financing activities was much higher in 2001 principally due to borrowings used to purchase two Canadian E&P companies. Net cash used in 2000 financing activities was a result of, despite our extensive Appalachian expansion, our ability to pay down our line of credit a modest amount because of strong cash flows from operations, which was a function of above average processing margins and record sales volumes in 2000. Net cash provided by 1999 financing activities was a result of supplementing our Appalachian expansion capital expenditures with net borrowings from our line of credit.

  Total Contractual Cash Obligations

        A summary of our total contractual cash obligations as of December 31, 2001, giving effect to the March 29, 2002 credit agreement amendment, is as follows:

	Payment Due by Period
Type of Obligation	Total Obligation	Due in 2002	Due in 2003 - 2004	Due in 2005 - 2006	Thereafter
	(in thousands)
Long-term debt	$112,821	$7,971	$74,225	$3,500	$27,125
Operating leases	13,832	2,378	3,823	3,500	4,131

Total contractual cash obligations	$126,653	$10,349	$78,048	$7,000	$31,256

  Capital Expenditures

        MarkWest's capital expenditures are summarized as follows:

	Year Ended December 31,
	2001	2000	1999
	(in thousands)
Gathering, processing and marketing
Appalachia expansion and marketing assets	$9,500	$12,200	$11,400
Western Michigan pipeline expansion	—	—	100
Canadian expansion	4,100
Maintenance capital and other	4,800	1,100	1,800

Gathering, processing and marketing	$18,400	$13,300	$13,300

Exploration and production
Canada	$3,600	$—	$—
Rocky Mountains	7,900	2,600	3,600
Western Michigan	1,700	1,400	800
Eastern Michigan	500	1,500	200

Exploration and production	$13,700	$5,500	$4,600

Total capital expenditures	$32,100	$18,800	$17,900

  Capital Requirements

        MarkWest forecasts a baseline capital budget of $25.8 million for 2002. In our GPM segment, $2.5 million is for the next phase of our Canadian midstream infrastructure. In our E&P segment, $11.8 million is for our Canadian capital program, $7.0 million is for our Rocky Mountain capital program and $3.2 million for our Michigan capital program. Another $1.3 million is for company-wide maintenance capital and other capital programs. Our baseline capital budget is principally discretionary and may change contingent upon a number of factors, including our results of operations and opportunities.

  Financing Facilities

        In conjunction with our Canadian acquisition, effective August 10, 2001, we amended our credit agreement with various financial institutions. The amended agreement provided for a maximum borrowing amount of $130 million. Subsequently, in December 2001, based on our projected needs, we signed a letter agreement with our lead bank to reduce our maximum borrowing amount to $120 million. On March 29, 2002, we formalized our agreement and amended our credit agreement with various financial institutions to reflect this revision. The $120 million credit facility is comprised of $80 million in revolving lines of credit ($45 million under a U.S. facility and $35 million under a Canadian facility) and a $40 million term loan under the U.S. facility. The U.S. facility matures August 2004 and the Canadian facility matures October 2007. Amortization is required as set out in the table above. The amended credit facility includes a borrowing base, calculated semiannually, which is based principally on oil and gas properties and midstream assets (initially determined to be $100 million), plus a working capital borrowing base, calculated monthly, which is based on NGL product accounts receivable and inventory levels, to a maximum of $20 million. In the future, actual borrowing limits may be less than $120 million, depending upon reserve reports on our properties, our working capital and our financial covenants.

        The credit facility permits us to borrow money using either a base rate loan or a London Interbank Offered Rate (LIBOR) loan option, plus an applicable margin of between 0.375% and 2.75%, based on a certain debt to earnings ratio. We pay fees of between 0.25% and 0.50% per annum on the unused commitment, based on our debt to earnings ratio. The credit facility is secured by a first lien on substantially all of our assets. The loan agreement restricts certain activities, including incurrence of additional indebtedness, and requires the maintenance of certain financial ratios and other conditions. At December 31, 2001, we had $112.8 million outstanding under the credit facility bearing interest at a weighted average rate of 4.81%.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

        The following discussion should be read in conjunction with Notes 8 and 9 of the accompanying Notes to Consolidated Financial Statements in Item 8 of this Form 10-K.

        We face market risk from commodity price variations. We also incur credit risk, foreign currency exchange risk and interest rate risk.

  Commodity Price Risk

        Our primary risk management objective is to reduce volatility in our cash flows. Our hedging approach uses a statistical method that analyzes momentum and average pricing over time, and various fundamental data such as industry inventories, industry production, demand and weather. Hedging levels increase with capital commitments and debt levels and when above-average margins exist. We maintain a committee, including members of senior management, which oversees all hedging activity.

        We utilize a combination of fixed-price forward contracts, fixed-for-float price swaps and options on over-the-counter (OTC) market. New York Mercantile Exchange (NYMEX) traded futures are authorized for use, but only occasionally used. Swaps and futures allow us to protect our margins because corresponding losses or gains in the value of financial instruments are generally offset by gains or losses in the physical market.

        We enter OTC swaps with counterparties that are primarily other energy companies. We conduct a standard credit review and have agreements with such parties that contain collateral requirements. We use standardized swap agreements that allow for offset of positive and negative exposures. Net credit exposure is marked to market daily. We are subject to margin deposit requirements under OTC agreements and NYMEX positions.

        The use of financial instruments may expose us to the risk of financial loss in certain circumstances, including instances when (a) sales volumes are less than expected requiring market purchases to meet commitments, or (b) our OTC counterparties fail to purchase or deliver the contracted quantities of natural gas, NGL, or crude oil or otherwise fail to perform. To the extent that we engage in hedging activities, we may be prevented from realizing the benefits of favorable price changes in the physical market. However, we are similarly insulated against decreases in such prices.

        Basis risk is the risk that an adverse change in the hedging market will not be completely offset by an equal and opposite change in the price of the physical commodity being hedged. We hedge our basis risk for natural gas but are generally unable to do so for NGL products. We have two different types of NGL product basis risk. First, NGL product basis risk stems from the geographic price differentials between our sales locations and hedging contract delivery locations. We cannot hedge our geographic basis risk because there are no readily available products or markets. Second, NGL product basis risk also results from the difference in relative price movements between crude oil and NGL products. We may use crude oil, instead of NGL products, in our hedges because the NGL hedge products and markets are limited. Crude oil is highly correlated with certain NGL products.

        As a result of our 2001 Canadian E&P acquisition, our expected 2002 natural gas production and sales volumes from our E&P segment largely offset our keep-whole contractual requirements for purchasing natural gas in our Appalachian GPM segment, thereby reducing our risk caused by fluctuations in natural gas prices. Consequently, we are transitioning our hedging strategy to recognize this natural hedge between our E&P production and our natural gas purchase requirements in our Appalachian GPM business.

        Prior to our 2001 Canadian E&P acquisition, we hedged, in our GPM segment, our Appalachian processing margin (defined as revenues less cost of sales) by simultaneously selling propane or crude oil while purchasing natural gas (Table I below). In our E&P segment, we historically hedged our natural gas sales (Table III below). As a result of our natural hedge, we are transitioning our hedging strategy such that we no longer specifically hedge our Appalachian processing margin, nor our equivalent volume E&P natural gas sales, rather we hedge our NGL sales only (Table II below).

        As of December 31, 2001, under our historical hedging practice, the hedged Appalachian NGL product sales volumes and associated projected margin per NGL product gallon, were as follows:

Table I
Hedged Processing Margin

	Three Months Ended				Total Year Ended	Year Ended
	March 31, 2002	June 30, 2002	September 30, 2002	December 31, 2002	December 31, 2002	December 31, 2003
NGL Volumes Hedged Using Crude Oil
NGL gallons	5,233,356	2,865,972	1,905,666	—	10,004,994	—
NGL processing margin ($/gallon)	$0.24	$0.19	$0.18	—	$0.21	—
NGL Volumes Hedged Using Propane
Propane gallons	11,550,000	1,260,000	—	—	12,810,000	—
NGL processing margin ($/gallon)	$0.19	$0.15	—	—	$0.19	—
Total NGL Volumes Hedged
NGL gallons	16,783,356	4,125,972	1,905,666	—	22,814,994	—
NGL processing margin ($/gallon)	$0.21	$0.18	$0.18	—	$0.20	—

        Under our new hedging strategy, we hedge our NGL product sales by selling forward propane or crude oil. As of December 31, 2001, we hedged Appalachian NGL product sales as follows:

Table II
Hedged Sales Price for NGL Products

	Three Months Ended				Total Year Ended	Year Ended
	March 31, 2002	June 30, 2002	September 30, 2002	December 31, 2002	December 31, 2002	December 31, 2003
NGL volumes hedged using crude oil (gallons)	—	7,625,720	25,678,730	31,152,131	64,456,581	57,697,048
NGL sales price per gallon	—	$0.43	$0.43	$0.46	$0.44	$0.43

        Under Tables I and II, all projected margins or prices on open positions assume (a) the basis differentials between our sales location and the hedging contract's specified location, and (b) the correlation between crude oil and NGL products, are consistent with historical averages.

        Also within our GPM segment, for certain Appalachian natural gas sales, as of December 31, 2001, we hedged 650,000 MMBtu and 54,000 MMBtu at $4.38 per MMBtu for 2002 and 2003, respectively.

        In addition to these risk management tools, we utilize our NGL product storage facilities and contracts for third-party storage to build product inventories during lower-demand periods for resale during higher-demand periods.

        In our E&P segment, under our historical hedging strategy we hedged our exposure to changes in market prices for our natural gas production by selling fixed-for-float swaps and utilizing costless collars. Historically, we hedged a significant portion of our natural gas production. In light of our natural hedge, we are transitioning our hedging strategy to limit our hedges to E&P natural gas production in excess of natural gas purchase requirements in our GPM segment. As of December 31, 2001, we hedged natural gas volumes and prices as follows:

Table III
Hedged Natural Gas Sales

	Three Months Ended				Total Year Ended	Year Ended
	March 31, 2002	June 30, 2002	September 30, 2002	December 31, 2002	December 31, 2002	December 31, 2003	December 31, 2004
MMBtu	1,370,485	1,316,343	1,375,889	1,345,999	5,408,716	3,185,925	1,827,890
$/MMBtu	$3.10	$2.94	$2.94	$2.95	$2.98	$3.17	$3.10
Henry Hub Equivalent $/MMBtu(1)	$3.64	$3.48	$3.47	$3.47	$3.52	$3.66	$3.65

(1)
Reflects our hedged natural gas prices as if natural gas was sold at Henry Hub (NYMEX).

        We enter into speculative transactions on an infrequent basis. Specific approval by the Board of Directors is necessary prior to executing such transactions. Speculative transactions are marked to market at the end of each accounting period, and any gain or loss is recognized in income for that period. There were no such speculative activities for the years ended December 31, 2001, 2000 and 1999.

        Our hedging program reduces our annual sensitivity to changes in NGL product sales prices. In our GPM segment, net income would have been lower by $4.0 million and higher by $1.7 million and $0.9 million for the years ended December 31, 2001, 2000 and 1999, respectively, if we had not hedged. These figures consider only hedges of Appalachian processing margin and do not reflect other decisions made concerning when to buy natural gas or store NGL production for sale in later months. In our E&P segment, without hedging, net income would have been lower by $0.4 million and higher by $0.6 million and $0.1 million for the years ended December 31, 2001, 2000 and 1999, respectively.

        Looking ahead, as of February 20, 2002, under our historical hedging practice, we have hedged approximately 22.8 million gallons of our 2002 Appalachian NGL production volumes governed by keep-whole contracts. For these hedged production volumes, we have hedged our processing margin by simultaneously hedging the expected NGL product sales and the related cost of our replacement natural gas. Also, under our new hedging practice we have hedged an additional 64.5 million gallons of our 2002 Appalachian NGL sales volumes governed by keep-whole contracts. We have hedged approximately 4.9 million gallons of our 2002 Michigan NGL production volumes governed by percent-of-proceeds contracts. As of February 20, 2002, under our historicial hedging practice, we have hedged approximately 14,800 MMBtu/d of our expected E&P production for the year 2002.

        Our annual sensitivities to changes in commodity prices considering our hedge position is as follows. For every $0.10 per MMBtu increase in the natural gas price, our gross margin (defined as revenue less cost of sales) would decrease by $0.6 million. For every $1.00 per barrel reduction in the crude oil price, or $0.02 per gallon reduction in NGL prices, our gross margin would decrease by $1.2 million.

  Credit Risk

        Counterparties pursuant to the terms of their contractual obligations expose us to potential losses as a result of nonperformance. We maintain credit policies with regard to our counterparties that we believe minimize overall credit risk. Such policies include the evaluation of a prospective counterparty's financial condition, collateral requirements where deemed necessary, and the use of standardized agreements, which facilitate the netting of cash flows associated with a single counterparty. We also monitor the financial condition of existing counterparties on an ongoing basis. In general, our risk of default by these counterparties is low. However, we recently experienced a loss as described below.

        SFAS No. 133 provides that hedge accounting must be discontinued on contracts when it becomes reasonably possible that the counterparty will default. During the fourth quarter of 2001, Enron Corporation and its subsidaries (Enron) filed for bankruptcy protection. In response to this filing, we have terminated all derivative contracts where Enron was the counterparty. As a result, we wrote off $1.1 million of risk management assets related to our cash flow hedges offset by $0.1 million of risk management liabilities related to our fair value hedges. In addition, our contracts with Enron provide for netting of amounts owed to each other and as such we have netted $0.6 million in amounts payable to Enron. The net result of the above transactions is a charge of $0.4 million to earnings in the fourth quarter 2001. In the case of discontinuing hedge accounting for cash flow hedges, SFAS No. 133 provides the amount in other comprehensive income will be reclassified to earnings in the periods of the forecasted transactions. As such, we will be reclassifying $0.8 million and $0.2 million from other comprehensive income to revenue, net of $0.3 million and $0.1 million of deferred taxes for 2002 and 2003, respectively.

        While we enter into derivative transactions principally with investment grade counterparties and actively monitor their credit ratings, it is nevertheless possible that additional losses will result from counterparty credit risk in the future.

  Foreign Currency Exchange Risk

        We conduct business in Canada and thus are subject to foreign currency exchange rate risk on cash flows related to sales, expenses, financing and investing transactions. We manage this risk in part through use of the Canadian dollar component of our credit facility. To date, we have not entered into any foreign currency forward contracts or other similar financial instruments to manage this risk.

  Interest Rate Risk

        We are exposed to changes in interest rates, primarily as a result of our long-term debt with floating interest rates. We may make use of interest rate swap agreements expiring June 7, 2004 to adjust the ratio of fixed and floating rates in the debt portfolio. As of December 31, 2001, we are a party to contracts to fix interest rates on $10.0 million of our debt at 5.28% compared to floating LIBOR, plus an applicable margin. The impact of a 100 basis point increase in interest rates on our debt would result in an increase in interest expense and a decrease in income before taxes of approximately $1.0 million. This amount has been determined by considering the impact of the hypothetical interest rates on our variable-rate debt balances as of December 31, 2001.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors and Stockholders of MarkWest Hydrocarbon, Inc.

        In our opinion, the accompanying consolidated balance sheet and the related consolidated statements of operations, of cash flows and of changes in stockholders' equity present fairly, in all material respects, the financial position of MarkWest Hydrocarbon, Inc., a Delaware corporation, and its subsidiaries at December 31, 2001 and 2000, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2001 in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

        As discussed in Note 9 to the financial statements, MarkWest Hydrocarbon, Inc. changed its method of accounting for derivative instruments and hedging activities effective January 1, 2001.

/s/ PricewaterhouseCoopers LLP

Denver, Colorado
March 1, 2002, except for Note 4,
as to which the date is March 29, 2002

MARKWEST HYDROCARBON, INC.

CONSOLIDATED BALANCE SHEET

	December 31,
	2001	2000
	(in thousands)
ASSETS
Current assets
Cash and cash equivalents	$2,340	$934
Receivables, including related party receivables of $600,000 and $2,200,000, respectively	19,569	36,695
Inventories	6,344	8,058
Prepaid replacement natural gas	8,081	—
Risk management asset	6,457	—
Other assets	1,426	913

Total current assets	44,217	46,600
Property, plant and equipment:
Gas gathering, processing, storage and marketing equipment	109,746	97,311
Oil and gas properties and equipment, full cost method	113,493	18,037
Land, buildings and other equipment	6,532	6,463
Construction in progress	9,149	6,241

	238,920	128,052
Less: accumulated depreciation and depletion	(38,067)	(27,833)

Total property, plant and equipment, net	200,853	100,219
Risk management asset, net of allowance of $912 and $0, respectively	1,056	—
Deferred financing costs, net of accumulated amortization of $705 and $708, respectively	4,385	468

Total assets	$250,511	$147,287

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable, including related party payables of $500,000 and $800,000, respectively	$16,747	$18,139
Accrued liabilities	6,001	13,314
Current portion of long term debt	7,971	—

Total current liabilities	30,719	31,453
Deferred income taxes	45,311	11,240
Long-term debt	104,850	43,000
Risk management liability	458	—
Other long-term liabilities	140	—
Commitments and contingencies (see Note 15)
Stockholders' equity:
Preferred stock, par value $0.01; 5,000,000 shares authorized, 0 shares outstanding	—	—
Common stock, par value $0.01; 20,000,000 shares authorized, 8,563,919 and 8,561,206 shares issued, respectively	87	86
Additional paid-in capital	42,547	42,471
Retained earnings	22,489	19,679
Accumulated other comprehensive income, net of tax	4,277	—
Treasury stock; 59,622 and 104,093 shares, respectively	(367)	(642)

Total stockholders' equity	69,033	61,594

Total liabilities and stockholders' equity	$250,511	$147,287

The accompanying notes are an integral part of these financial statements.

MARKWEST HYDROCARBON, INC.

CONSOLIDATED STATEMENT OF OPERATIONS

	Year Ended December 31,
	2001	2000	1999
	(in thousands, except per share data)
Revenues:
Gathering, processing and marketing revenue	$173,890	$217,567	$105,169
Exploration and production revenue	14,628	4,161	1,861

Total revenues	188,518	221,728	107,030

Operating expenses:
Cost of sales	143,047	173,477	77,541
Operating expenses	18,445	17,332	12,732
Selling, general and administrative expenses	8,377	8,762	6,985
Depreciation and depletion	10,327	5,481	4,799
Gain on sale of operating assets	—	—	(2,509)

Total operating expenses	180,196	205,052	99,548

Income from operations	8,322	16,676	7,482

Other income and expense:
Interest income	130	101	53
Interest expense	(3,830)	(3,944)	(3,016)
Gain on sale of non-operating assets	—	1,000	—
Other income (expense)	(231)	(67)	5

Income before income taxes	4,391	13,766	4,524

Provision for income taxes:
Current	82	1,666	759
Deferred	1,499	3,222	942

Provision for income taxes	1,581	4,888	1,701

Net income	$2,810	$8,878	$2,823

Basic earnings per share of common stock	$0.33	$1.05	$0.33

Earnings per share assuming dilution	$0.33	$1.05	$0.33

Weighted average number of outstanding shares of common stock:
Basic	8,478	8,452	8,475

Assuming dilution	8,499	8,492	8,481

The accompanying notes are an integral part of these financial statements.

MARKWEST HYDROCARBON, INC.

CONSOLIDATED STATEMENT OF CASH FLOWS

	Year Ended December 31,
	2001	2000	1999
	(in thousands)
Cash flows from operating activities:
Net income	$2,810	$8,878	$2,823
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and depletion	10,327	5,481	4,799
Amortization of deferred financing costs	719	833	271
Deferred income taxes	1,499	3,222	942
Gain on sale of assets	—	(1,000)	(2,509)
Write-off Enron financial position, net of tax	436	—	—
Reclassification of Enron hedges to cost of sales	341	—	—
Other	(75)	(155)	67
Changes in operating assets and liabilities:
(Increase) decrease in receivables	19,580	(20,335)	(8,622)
(Increase) decrease in inventories	1,714	(2,015)	(1,460)
(Increase) decrease in prepaid replacement natural gas and other assets	(8,406)	1,301	2,787
Increase (decrease) in accounts payable and accrued liabilities	(15,965)	17,125	7,042

Net cash provided by operating activities	12,980	13,335	6,140
Cash flows from investing activities:
Capital expenditures	(32,161)	(18,765)	(17,898)
Acquisition of Canadian operations, net of cash acquired	(46,136)	—	—
Proceeds from sale of assets	654	6,492	6,014

Net cash used in investing activities	(77,643)	(12,273)	(11,884)
Cash flows from financing activities:
Proceeds from long-term debt	199,229	55,000	48,056
Repayments of long-term debt	(128,851)	(56,139)	(42,577)
Debt issuance costs	(4,643)	(342)	(295)
Exercise of stock options	18	38	—
Acquisition of treasury stock	—	(251)	(1,035)
Reissuance of treasury stock	334	210	896

Net cash provided by (used in) financing activities	66,087	(1,484)	5,045
Effect of exchange rate on changes in cash	(18)	—	—

Net increase (decrease) in cash and cash equivalents	1,406	(422)	(699)
Cash and cash equivalents at beginning of year	934	1,356	2,055

Cash and cash equivalents at end of year	$2,340	$934	$1,356

The accompanying notes are an integral part of these financial statements

MARKWEST HYDROCARBON, INC.

CONSOLIDATED STATEMENT OF CHANGES IN
STOCKHOLDERS' EQUITY

	Shares of Common Stock	Shares of Treasury Stock	Common Stock	Additional Paid-In Capital	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Income	Total Stockholders' Equity
	(in thousands)
Balance, December 31, 1998	8,531	(60)	$85	$42,693	$7,978	$(721)	—	$50,035
Net income, 1999	—	—	—	—	2,823	—	—	2,823
Acquisition of treasury stock	—	(156)	—	—	—	(1,035)	—	(1,035)
Reissuance of treasury stock	—	147	—	(471)	—	1,367	—	896

Balance, December 31, 1999	8,531	(69)	85	42,222	10,801	(389)	—	52,719
Net income, 2000	—	—	—	—	8,878	—	—	8,878
Issuance of common stock	30	(30)	1	197	—	(198)	—	—
Exercise of options	—	5	—	10	—	28	—	38
Acquisition of treasury stock	—	(39)	—	—	—	(251)	—	(251)
Reissuance of treasury stock	—	29	—	42	—	168	—	210

Balance, December 31, 2000	8,561	(104)	86	42,471	19,679	(642)	—	61,594
Comprehensive income:
Net income, 2001	—	—	—	—	2,810	—	—	2,810
Foreign currency translation adjustments	—	—	—	—	—	—	(821)	(821)
Other comprehensive income:
Cumulative effect of change in accounting principle, net of tax	—	—	—	—	—	—	(1,230)	(1,230)
Risk management activities, net of tax	—	—	—	—	—	—	6,328	6,328

Ending accumulative derivative gain								5,098

Comprehensive income	—	—	—	—	—	—	—	7,087

Exercise of options	3	—	1	17	—	—	—	18
Reissuance of treasury stock	—	44	—	59	—	275	—	334

Balance, December 31, 2001	8,564	(60)	$87	$42,547	$22,489	$(367)	$4,277	$69,033

The accompanying notes are an integral part of these financial statements.

MARKWEST HYDROCARBON, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.    Nature of Operations

        MarkWest Hydrocarbon, Inc. provides natural gas processing and related services and produces natural gas. Our activities include gathering, treatment and natural gas liquids (NGLs) extraction services for natural gas producers and pipeline companies and fractionation of NGLs into marketable products. We also purchase, store and market natural gas and NGLs. We are also engaged in the exploration, acquisition, development, production and sale of natural gas. Our operations are concentrated in four core areas: the southern Appalachian region of eastern Kentucky, southern West Virginia, and southern Ohio; Michigan; the Rocky Mountains of Colorado and New Mexico; and Alberta, Canada.

2.    Summary of Significant Accounting Policies

  Basis of Presentation

        The consolidated financial statements include the accounts of MarkWest and its wholly owned subsidiaries. Through consolidation, we have eliminated all significant intercompany accounts and transactions.

        We reclassified certain prior year amounts to conform to the current year's presentation.

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

  Cash and Cash Equivalents

        We consider all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents. Investments are limited to overnight investments of end-of-day cash balances.

  Inventories

        Inventories comprise the following:

	December 31,
	2001	2000
	(in thousands)
Product inventory	$6,330	$7,973
Materials and supplies inventory	14	85

	$6,344	$8,058

        Product inventory consists of propane, butane, isobutane, natural gasoline and natural gas and is valued at the lower of cost, using the first-in, first-out method, or market. Materials and supplies are valued at the lower of average cost or estimated net realizable value.

  Prepaid Replacement Natural Gas

        Prepaid replacement natural gas consists of natural gas purchased in advance of its actual use in our Appalachia processing business. Replacement natural gas purchased as a result of our hedging program is valued using the specific identification method. Unhedged replacement natural gas is valued using the first in, first-out method.

  Property, Plant and Equipment

        Property, plant and equipment is recorded at cost. Expenditures that extend the useful lives of assets are capitalized. Repairs, maintenance and renewals that do not extend the useful lives of the assets are expensed as incurred. Interest costs for the construction or development of long-term assets are capitalized and amortized over the related asset's estimated useful life. Depreciation is provided principally on the straight-line method over the following estimated useful lives: gas gathering, processing and marketing, 20 years; buildings, 40 years; furniture, leasehold improvements and other, 3 to 10 years.

        Oil and gas properties and equipment consist of leasehold costs, producing and non-producing properties, oil and gas wells, equipment and pipelines. We use the full cost method of accounting for oil and gas properties. Accordingly, all costs associated with acquisition, exploration and development of oil and gas reserves are capitalized to the full cost pool. Depletion for oil and gas properties is provided for using the units-of-production method.

        These capitalized costs, including estimated future costs to develop the reserves and estimated abandonment costs, net of salvage value, are amortized on a units-of-production basis using estimates of proved reserves. Investments in unproved properties and major development projects are not amortized until proved reserves associated with the projects can be determined or until impairment occurs. If the results of an assessment of such properties indicate that the properties are impaired, the amount of impairment is added to the capitalized cost base to be amortized. As of December 31, 2001, approximately $31.2 million of investments in unproved properties in Canada were excluded from amortization. As of December 31, 2001, 2000 and 1999, approximately $0.5 million, $0.6 million and $1.2 million, respectively, of investments in unproved properties in the United States were excluded from amortization.

        Depletion per unit of production (Mcfe) for each of the Company's cost centers was as follows:

	United States	Canada
2001	$0.61	$1.66
2000	0.48	—
1999	0.58	—

        The capitalized costs included in the full cost pool are subject to a "ceiling test," which limits such costs to the aggregate of the estimated present value, using a 10% discount rate, of the future net revenues from proved reserves, based on current economics and operating conditions. The ceiling tests includes hedging contracts in place at the end of each year. No impairment existed during the three years ended December 31, 2001.

        Sales of proved and unproved properties are accounted for as adjustments of capitalized costs with no gain or loss recognized, unless such adjustments would significantly alter the relationship between capitalized costs and proved reserves of oil and gas, in which case the gain or loss is recognized in the consolidated statement of operations.

  Capitalization of Interest

        We capitalize interest on major projects during construction and on unproved properties. Interest is capitalized on borrowed funds. The interest rates used are based on the average interest rate on related debt.

  Deferred Financing Costs

        Deferred financing costs are charged to interest expense over the anticipated term of the associated agreement.

  Impairment of Long-Lived Assets

        In accordance with Statement of Financial Accounting Standards (SFAS) No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of, we evaluate the long-lived assets, including related intangibles, of identifiable business activities for impairment when events or changes in circumstances indicate, in management's judgment, that the carrying value of such assets may not be recoverable. The determination of whether an impairment has occurred is based on management's estimate of undiscounted future cash flows attributable to the assets as compared to the carrying value of the assets. If an impairment has occurred, the amount of the impairment recognized is determined by estimating the fair value for the assets and recording a provision for loss if the carrying value is greater than fair value. For assets identified to be disposed of in the future, the carrying value of these assets is compared to the estimated fair value less the cost to sell to determine if an impairment is required. Until the assets are disposed of, an estimate of the fair value is redetermined when related events or circumstances change. No impairment charges were recognized for the three years ended December 31, 2001.

  Commodity Price Risk Management Activities

        In order to reduce volatility in our cash flows as a result of commodity price fluctuations, we may, from time to time in the ordinary course of business, enter into commodity swap agreements, forward purchase contracts, forward sale contracts, commodity futures, options and other similar agreements relating to natural gas, NGL and crude oil.

        Financial instruments designated as hedges are accounted for on the accrual basis with gains and losses being recognized based on the type of contract and exposure being hedged. Gains and losses on natural gas, NGL and crude oil swaps designated as hedges of anticipated transactions, including accrued gains or losses upon maturity or termination of the contract, are deferred and recognized in income when the associated hedged commodities are sold. In order for natural gas, NGL and crude oil swaps to qualify as a hedge of an anticipated transaction, the derivative contract must identify the expected date of the transaction, the commodity involved, and the expected quantity to be purchased or sold among other requirements. In the event that a hedged transaction does not occur, future gains and losses, including termination gains or losses, are included in the income statement when incurred. See also Notes 8 and 9.

        Prior to our adoption of SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities on January 1, 2001, we accounted for futures contracts in accordance with the provisions of SFAS No. 80, Accounting for Futures Contracts. Gains and losses on futures contracts were deferred and included as a component of revenues or cost of sales when the hedged production sold.

  Concentration of Credit Risk

        Financial instruments that subject us to concentrations of credit risk consist principally of trade accounts receivable. In our gathering, processing and marketing segment, our customers are concentrated within the Appalachian basin and Michigan geographic areas and the retail propane, refining and petrochemical industries. Consequently, changes within these regions and/or industries have the potential to impact, both positively and negatively, our exposure to credit risk. In our exploration and production segment, our revenues are derived principally from uncollateralized sales to customers in the oil and gas industry. The concentration of credit risk in a single industry affects our overall exposure to credit risk because customers may be similarly affected by changes in economic or other conditions. We have not experienced significant credit losses on our receivables.

  Treasury Stock

        Treasury stock purchases are accounted for under the cost method whereby the entire cost of the acquired stock is recorded as treasury stock. Treasury stock sold or reissued is relieved on a weighted average cost basis.

  Fair Value of Financial Instruments

        Our financial instruments consist of cash and cash equivalents, receivables, accounts payable and other current liabilities, and long-term debt. Except for long-term debt, the carrying amounts of financial instruments approximate fair value due to their short maturities. At December 31, 2001 and 2000, based on rates available for similar types of debt, the fair value of long-term debt was not materially different from its carrying amount.

  Revenue Recognition

        Revenue for natural gas and NGL product sales is recognized at the time the title is transferred. Gas gathering and processing and NGL fractionation, transportation and storage revenues are recognized as volumes are processed, fractionated, transported and stored in accordance with contractual terms.

  Income Taxes

        Deferred income taxes reflect the impact of "temporary differences" between amounts of assets and liabilities for financial reporting purposes and such amounts as measured by tax laws. These temporary differences are determined in accordance with the liability method of accounting for income taxes as prescribed by SFAS No. 109, Accounting for Income Taxes.

  Stock Compensation

        As permitted under SFAS No. 123, Accounting for Stock-Based Compensation, we have elected to continue to measure compensation costs for stock-based employee compensation plans as prescribed by Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees.

  Earnings Per Share

        Basic earnings per share are determined by dividing net income by the weighted-average number of common shares outstanding during the year. Earnings per share assuming dilution are determined by dividing net income by the weighted-average number of common shares and common stock equivalents outstanding.

  Segment Reporting

        In accordance with SFAS No. 131, Disclosures About Segments of an Enterprise and Related Information, the internal organization that is used by management for making operating decisions and assessing performance is the source of our reportable segments (see Note 13).

  Supplemental Cash Flow Information

	Year Ended December 31,
	2001	2000	1999
	(in thousands)
Interest paid	$3,968	$2,529	$2,688
Capitalized interest	$950	$137	$157
Income taxes paid (net of refunds)	$3,834	$1,992	$(1,326)

  Foreign Currency Translation

        Assets and liabilities of our Canadian subsidiary, which has the Canadian dollar as its functional currency, are translated into United States dollars at the foreign currency exchange rate in effect at the applicable reporting date, and the combined statements of operations are translated at the average rates in effect during the applicable period. The resulting cumulative translation adjustment is recorded as a separate component of other comprehensive income.

  Recent Accounting Pronouncements

        In June 1998, the Financial Accounting Standards Board (FASB) issued SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities.This statement, as amended by SFAS Nos. 137 and 138, is effective for fiscal years beginning after June 15, 2000. SFAS No. 133 requires an entity to recognize all derivatives as assets or liabilities in the balance sheet and measure those instruments at fair value. We have adopted SFAS No. 133, as amended, on January 1, 2001. See Note 9.

        In June 2001, the FASB issued SFAS No. 141, Business Combinations, which addresses financial accounting and reporting for business combinations. SFAS No. 141 is effective for all business combinations initiated after June 30, 2001 and for all business combinations accounted for under the purchase method initiated before but completed after June 30, 2001. All business combinations in the scope of this Statement are to be accounted for using one method—the purchase method. We used this method with the Canadian acquisition, see Note 3.

        In June 2001, the FASB issued SFAS No. 142, Goodwill and Other Intangible Assets, which is effective for fiscal years beginning after December 15, 2001, and applies to all goodwill and other intangibles recognized in the financial statements at that date. Under the provisions of this statement, goodwill will not be amortized, but will be tested for impairment on an annual basis. The adoption of SFAS No. 142 is not expected to have a material impact on our financial position or results of operations.

        In July 2001, the FASB issued SFAS No. 143, Accounting for Asset Retirement Obligations. SFAS No. 143, is effective for fiscal years beginning after June 15, 2002 (January 1, 2003 for MarkWest), and establishes an accounting standard requiring the recording of the fair value of liabilities associated with the retirement of long-lived assets in the period in which they are incurred. We are in the process of determining the future impact that the adoption of SFAS No.143 may have on our results of operations and financial position.

        In August 2001, the FASB issued SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. This statement requires the recognition of an impairment loss if the carrying amount of a long-lived asset is not recoverable from its undiscounted cash flows and measures the impairment loss as the difference between the carrying amount and fair value of the asset. The adoption of SFAS No. 144 is not expected to have a material impact on our financial position or results of operations.

3.    Acquisition

        On August 10, 2001, we acquired for $50.3 million in cash 100% of the voting shares of Leland Energy Canada, Ltd. and Watford Energy, Ltd. (Leland/Watford), two privately owned natural gas production companies active in central and southeast Alberta, Canada.

        The purchase price was allocated as follows:

(in thousands)
Acquisition costs:
Long term debt incurred	$49,005
Direct acquisition costs	1,301

50,306
Current liabilities assumed	7,413
Deferred income taxes	30,634

Total	$88,353

Allocation of acquisition costs:
Current assets	$6,171
Oil and gas properties—proved	46,886
Undeveloped properties	32,610
Other facilities	2,686

Total	$88,353

        In addition to the $50.3 million acquisition cost identified above, we recorded a deferred income tax liability of $30.6 million to recognize the difference between the historical tax basis of the Leland/Watford assets and the acquisition costs recorded for book purposes. The recorded book value of the oil and gas properties was increased to recognize this tax basis differential.

        We have entered into employment contracts with certain executives from Leland/Watford that provide for a minimum annual salary and incentives based on increases in reserve value, as defined, since the acquisition. The executives' entitlement to these incentives vests over time through December 31, 2005, and are payable in cash or in kind by way of transferring to the executives a working interest in the acquired assets.

  Pro Forma Results of Operations (Unaudited)

        The following table reflects the unaudited pro forma consolidated results of operations for the years ended December 31, 2001 and 2000 as though our Canadian acquisitions had occurred on January 1 for the periods presented. These unaudited pro forma results have been prepared for comparative purposes only and are not indicative of future results.

	Year Ended December 31,
	2001	2000
	(in thousands, except per share data)
Revenue	$200,914	$233,169
Net income	2,687	13,347
Basic net income per share	0.32	1.58
Diluted net income per share	0.32	1.57

        Pro forma net income included results of operations of the predecessor company including a bonus expense of $2.8 million and a gain on settlement of derivatives of $1.1 million for the year ended December 31, 2001. Pro forma net income included a gain on sale of a partnership of $4.3 million for the year ended December 31, 2000.

4.    Debt

  Credit Facility

        In conjunction with our Canadian acquisition (see Note 3), effective August 10, 2001, we amended our credit agreement with various financial institutions. The amended agreement provided for a maximum borrowing amount of $130 million. Subsequently, in December 2001, based on our projected needs, we signed a letter agreement with our lead bank to reduce our maximum borrowing amount to $120 million. On March 29, 2002, we formalized our agreement and amended our credit agreement with various financial institutions to reflect this revision. The $120 million credit facility is comprised of $80 million in revolving lines of credit ($45 million under a U.S. facility and $35 million under a Canadian facility) and a $40 million term loan under the U.S. facility. The U.S. facility matures August 2004 and the Canadian facility matures October 2007. Amortization is required as set out in the table below. The amended credit facility includes a borrowing base, calculated semiannually, which is based principally on oil and gas properties and midstream assets (initially determined to be $100 million), plus a working capital borrowing base, calculated monthly, which is based on NGL product accounts receivable and inventory levels, to a maximum of $20 million. In the future, actual borrowing limits may be less than $120 million, depending upon reserve reports on our properties, our working capital and our financial covenants.

        The credit facility permits us to borrow money using either a base rate loan or a London Interbank Offered Rate (LIBOR) loan option, plus an applicable margin of between 0.375% and 2.75%, based on a certain debt to earnings ratio. We pay fees of between 0.25% and 0.50% per annum on the unused commitment, based on our debt to earnings ratio. The credit facility is secured by a first lien on substantially all of our assets. The loan agreement restricts certain activities, including incurrence of additional indebtedness, and requires the maintenance of certain financial ratios and other conditions. At December 31, 2001, we had $112.8 million outstanding under the credit facility bearing interest at a weighted average rate of 4.81%. At December 31, 2000, we had $43.0 million outstanding under the credit facility bearing interest at a weighted average rate of 8.27%.

  Scheduled Debt Maturities

        Scheduled debt maturities as of December 31, 2001, giving effect to the March 29, 2002 amendment, were as follows:

(in thousands)
2002	$7,971
2003	16,942
2004	57,283
2005	1,750
2006	1,750
2007	27,125

Total debt outstanding	$112,821
Less current portion of long term debt	$7,971

Long term debt	$104,850

5.    Related Party Transactions

        Through our wholly owned subsidiary, MarkWest Resources, Inc. (Resources), we hold varied undivided interests in several exploration and production assets, in which MAK-J Energy Partners Ltd. (MAK-J), also owns an undivided interest, varying from 25% to 51%. The general partner of MAK-J is a corporation owned and controlled by our President and Chief Executive Officer. Joint property acquisitions and joint operating agreements are subject to the approval of independent members of our Board of Directors. The properties are held pursuant to operating agreements entered into between Resources and MAK-J. Resources is the operator under such agreements. As the operator, Resources is obligated to provide certain engineering, administrative and accounting services to the joint ventures. The joint venture agreements provide for a monthly fee payable to Resources to offset the costs of such services. As of December 31, 2001 and 2000, we have receivables due from MAK-J, for its normal course of business share of operating and capital costs of approximately $0.6 million and $2.2 million, respectively, and payables to MAK-J, for its normal course of business share of revenues of approximately $0.5 million and $0.8 million, respectively.

6.    Benefit Plan

        We made contributions of $0.3 million, $0.5 million and $0.3 million to a profit-sharing plan for the years ended December 31, 2001, 2000 and 1999, respectively. The plan is discretionary, with annual contributions determined by our Board of Directors.

7.    Significant Customer

        For the years ended December 31, 2001 and 2000 sales to one customer accounted for approximately 11% of each year's total revenues. There were no significant customers for the year ended December 31, 1999.

8.    Commodity Price Risk Management

        Our primary risk management objective is to reduce volatility in our cash flows. Our hedging approach uses a statistical method that analyzes momentum pricing and average pricing over time, and various fundamental data such as industry inventories, industry production, demand and weather. Hedging levels increase with capital commitments and debt levels and when above-average margins exist. We maintain a committee, including members of senior management, which oversees all hedging activity.

        We utilize a combination of fixed-price forward contracts, fixed-for-float price swaps and options on over-the-counter (OTC) market. New York Mercantile Exchange (NYMEX) traded futures are authorized for use, but only occasionally used. Swaps and futures allow us to protect our margins because corresponding losses or gains in the value of financial instruments are generally offset by gains or losses in the physical market.

        We enter OTC swaps with counterparties that are primarily other energy companies. We conduct a standard credit review and have agreements with such parties that contain collateral requirements. We use standardized swap agreements that allow for offset of positive and negative exposures. Net credit exposure is marked to market daily. We are subject to margin deposit requirements under OTC agreements and NYMEX positions.

        The use of financial instruments may expose us to the risk of financial loss in certain circumstances, including instances when (a) sales volumes are less than expected requiring market purchases to meet commitments, or (b) our OTC counterparties fail to purchase or deliver the contracted quantities of natural gas, NGL, or crude oil or otherwise fail to perform. To the extent that we engage in hedging activities, we may be prevented from realizing the benefits of favorable price changes in the physical market. However, we are similarly insulated against decreases in such prices.

        Basis risk is the risk that an adverse change in the hedging market will not be completely offset by an equal and opposite change in the price of the physical commodity being hedged. We hedge our basis risk for natural gas but are generally unable to do so for NGL products. We have two different types of NGL product basis risk. First, NGL product basis risk stems from the geographic price differentials between our sales locations and hedging contract delivery locations. We cannot hedge our geographic basis risk because there are no readily available products or markets. Second, NGL product basis risk also results from the difference in relative price movements between crude oil and NGL products. We may use crude oil, instead of NGL products, in our hedges because the NGL hedge products and markets are limited. Crude oil is highly correlated with certain NGL products.

        As a result of our 2001 Canadian E&P acquisition, our expected 2002 natural gas production and sales volumes from our E&P segment largely offset our keep-whole contractual requirements for purchasing natural gas in our Appalachian GPM segment, thereby reducing our risk caused by fluctuations in natural gas prices. Consequently, we are transitioning our hedging strategy to recognize this natural hedge between our E&P production and our natural gas purchase requirements in our Appalachian GPM business.

        Prior to our 2001 Canadian E&P acquisition, we hedged, in our GPM segment, our Appalachian processing margin (defined as revenues less cost of sales) by simultaneously selling propane or crude oil while purchasing natural gas (Table I below). In our E&P segment, we historically hedged our natural gas sales (Table III below). As a result of our natural hedge, we are transitioning our hedging strategy such that we no longer specifically hedge our Appalachian processing margin, nor our equivalent volume E&P natural gas sales, rather we hedge our NGL product sales only (Table II below).

        As of December 31, 2001, under our historical hedging practice, the hedged Appalachian NGL product sales volumes and associated projected margin per NGL product gallon, were as follows:

Table I
Hedged Processing Margin

	Three Months Ended				Total Year Ended	Year Ended
	March 31, 2002	June 30, 2002	September 30, 2002	December 31, 2002	December 31, 2002	December 31, 2003
NGL Volumes Hedged Using Crude Oil
NGL gallons	5,233,356	2,865,972	1,905,666	—	10,004,994	—
NGL processing margin ($/gallon)	$0.24	$0.19	$0.18	—	$0.21	—
NGL Volumes Hedged Using Propane
Propane gallons	11,550,000	1,260,000	—	—	12,810,000	—
NGL processing margin ($/gallon)	$0.19	$0.15	—	—	$0.19	—
Total NGL Volumes Hedged
NGL gallons	16,783,356	4,125,972	1,905,666	—	22,814,994	—
NGL processing margin ($/gallon)	$0.21	$0.18	$0.18	—	$0.20	—

        Under our historical hedging strategy, we hedge our NGL product sales by selling forward propane or crude oil. As of December 31, 2001, we hedged Appalachian NGL product sales as follows:

Table II
Hedged Sales Price for NGL Products

	Three Months Ended				Total Year Ended	Year Ended
	March 31, 2002	June 30, 2002	September 30, 2002	December 31, 2002	December 31, 2002	December 31, 2003
NGL volumes hedged using crude oil (gallons)	—	7,625,720	25,678,730	31,152,131	64,456,581	57,697,048
NGL sales price per gallon	—	$0.43	$0.43	$0.46	$0.44	$0.43

        Under Tables I and II, all projected margins or prices on open positions assume (a) the basis differentials between our sales location and the hedging contract's specified location, and (b) the correlation between crude oil and NGL products, are consistent with historical averages.

        Also within our GPM segments, for certain Appalachian natural gas sales, as of December 31, 2001, we hedged 650,000 MMBtu and 54,000 MMBtu at $4.38 per MMBtu for 2002 and 2003, respectively.

        In addition to these risk management tools, we utilize our NGL product storage facilities and contracts for third-party storage to build product inventories during lower-demand periods for resale during higher-demand periods.

        In our E&P segment, under our historical hedging strategy we hedged our exposure to changes in market prices for our natural gas production by selling fixed-for-float swaps and utilizing costless collars. Historically, we hedged a significant portion of our natural gas production. In light of our natural hedge, we are transitioning our hedging strategy to limit our hedges to E&P natural gas production in excess of natural gas purchase requirements in our GPM segment. As of December 31, 2001, we hedged natural gas volumes and prices as follows:

Table III
Hedged Natural Gas Sales

	Three Months Ended				Total Year Ended	Year Ended
	March 31, 2002	June 30, 2002	September 30, 2002	December 31, 2002	December 31, 2002	December 31, 2003	December 31, 2004
MMBtu	1,370,485	1,316,343	1,375,889	1,345,999	5,408,716	3,185,925	1,827,890
$/MMBtu	$3.10	$2.94	$2.94	$2.95	$2.98	$3.17	$3.10
Henry Hub Equivalent $/MMBtu(1)	$3.64	$3.48	$3.47	$3.47	$3.52	$3.66	$3.65

(1)
Reflects our hedged natural gas prices as if it were sold at Henry Hub (NYMEX).

        We enter into speculative transactions on an infrequent basis. Specific approval by the Board of Directors is necessary prior to executing such transactions. Speculative transactions are marked to market at the end of each accounting period, and any gain or loss is recognized in income for that period. There were no such speculative activities for the years ended December 31, 2001, 2000 and 1999.

9.    Adoption of SFAS No. 133

        We adopted SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, as amended, on January 1, 2001. In accordance with the transition provisions of SFAS No. 133, we recorded on that date a net-of-tax cumulative effect adjustment of approximately $1.2 million loss to other comprehensive income to recognize at fair value all derivatives that are designated as cash-flow hedging instruments.

        SFAS No. 133 establishes accounting and reporting standards requiring derivative instruments to be recorded in the balance sheet as either an asset or liability measured at fair value. Changes in the derivative instruments' fair value are recognized in earnings unless specific hedge accounting criteria are met.

        SFAS No. 133 allows hedge accounting for fair-value and cash-flow hedges. A fair-value hedge applies to a recognized asset or liability or an unrecognized firm commitment. A cash-flow hedge applies to a forecasted transaction or a variable cash flow of a recognized asset or liability. SFAS No. 133 provides that the gain or loss on a derivative instrument designated and qualifying as a fair-value hedging instrument as well as the offsetting loss or gain on the hedged item be recognized currently in earnings in the same accounting period. SFAS No. 133 provides that the effective portion of the gain or loss on a derivative instrument designated and qualifying as a cash-flow hedging instrument be reported as a component of other comprehensive income and be reclassified into earnings in the same period during which the hedged forecasted transaction affects earnings. (The remaining gain or loss on the derivative instrument, if any, must be recognized currently in earnings.) Effectiveness is evaluated by the derivative instrument's ability to generate offsetting changes in fair value or cash flows to the hedged item. We formally document, designate and assess the effectiveness of transactions receiving hedge accounting treatment.

        In our gathering, processing and marketing segment, we enter into fixed-price contracts for the sale of NGL products and fixed-price contracts for the purchase of natural gas (designated as cash flow hedges) and NGL products (designated as fair value hedges). At January 1, 2001, we recorded a risk management asset of approximately $2.1 million and a deferred tax liability of approximately $0.7 million, resulting in a $1.3 million gain recorded as a cumulative effect of change in accounting principle. At December 31, 2001, we recorded a risk management asset of $1.1 million and a deferred tax liability of $0.4 million, resulting in a $0.7 million gain recorded to other comprehensive income.

        In our exploration and production segment, we enter into fixed-price contracts for the sale of natural gas. At January 1, 2001, we recorded a risk management liability of approximately $3.9 million and a deferred tax recovery of approximately $1.4 million, resulting in $2.5 million loss recorded to other comprehensive income. At December 31, 2001, we recorded a risk management asset of $6.3 million and a deferred tax liability of $2.2 million, resulting in a $4.1 million gain recorded in other comprehensive income.

        During the second quarter of 2001, we entered into three-year contracts to fix interest rates on $10.0 million of our debt at 5.28% compared to a floating LIBOR (in both cases, plus an applicable margin). At December 31, 2001, we recorded a risk management liability related to this interest rate derivative of $0.5 million and a deferred tax recovery of $0.2 million, resulting in an other comprehensive loss of $0.3 million.

        SFAS No. 133 provides that hedge accounting must be discontinued on contracts when it becomes reasonably possible that the counterparty will default. During the fourth quarter of 2001, Enron Corporation and its subsidaries (Enron) filed for bankruptcy protection. In response to this filing, we have terminated all derivative contracts where Enron was the counterparty. As a result, we wrote off $1.1 million of risk management assets related to our cash flow hedges offset by $0.1 million of risk management liabilities related to our fair value hedges. In addition, our contracts with Enron provide for netting of amounts owed to each other and as such we have netted $0.6 million in amounts payable to Enron. The summary of the above transactions is a charge of $0.4 million to earnings in the fourth quarter 2001. In the case of discontinuing hedge accounting for cash flow hedges, SFAS No. 133 provides the amount in other comprehensive income will be reclassified to earnings in the periods of the forecasted transactions. As such, we will be reclassifying $0.8 million and $0.2 million from other comprehensive income to revenue, net of $0.3 million and $0.1 million of deferred taxes for 2002 and 2003, respectively.

        Together at January 1, 2001, these amounts comprise the above net-of-tax cumulative effect adjustment of approximately $1.2 million loss to other comprehensive income. At December 31, 2001, with all transactions considered, there is a $5.1 million gain recorded in accumulated other comprehensive income.

10.  Income Taxes

        The provision for income taxes is comprised of:

	Year Ended December 31,
	2001	2000	1999
	(in thousands)
Current:
Federal	$—	$1,260	$788
State	82	406	(29)
Foreign	—	—	—

Total current	82	1,666	759

Deferred:
Federal	1,544	2,697	664
State	296	525	278
Foreign	(341)	—	—

Total deferred	1,499	3,222	942

Total tax provision	$1,581	$4,888	$1,701

        The deferred tax liabilities (assets) are comprised of the tax effect of the following:

	December 31, 2001	December 31, 2000
	(in thousands)
Property, plant and equipment	$45,583	$13,030
Risk management assets	2,807	—
Other assets	337	296

Total deferred income tax liabilities	48,727	13,326

Alternative minimum tax (AMT) credit carryforwards	(2,031)	(2,031)
Federal net operating loss (NOL) carryforwards	(1,152)	—
State net operating loss (NOL) carryforwards	(227)	(49)
Intangible assets	(6)	(6)

Total deferred income tax assets	(3,416)	(2,086)

Net deferred tax liability	$45,311	$11,240

        The differences between the provision for income taxes at the statutory rate and the actual provision for income taxes, are summarized as follows:

	Year Ended December 31,
	2001	2000	1999
	(in thousands)
Income tax at statutory rate	$1,538	$4,818	$1,583
State income taxes, net of federal benefit	245	603	168
Income tax credits	—	(558)	(75)
Foreign operations:
Resource allowance	(471)	—	—
Crown royalties	308	—	—
Other	(39)	25	25

Total	$1,581	$4,888	$1,701

        At December 31, 2001, we had federal and state NOL carryforwards and AMT credit carryforwards for federal income tax purposes of approximately $3.3 million, $4.5 million and $2.0 million, respectively. These carryforwards expire as follows:

Expiration Dates	Federal NOL	State NOL	AMT
	(in thousands)
2006	—	27	—
2018	—	470	—
2019	—	895	—
2021	3,292	3,114	—
No expiration	—	—	2,031

Total	$3,292	$4,506	$2,031

        We believe that the NOL carryforwards and AMT credit carryforwards will be fully utilized. They are expected to be offset by existing taxable temporary differences reversing within the carryforward period or are expected to be realized by achieving future profitable operations based on our dedicated and owned reserves, dedicated reserves behind its processing plants, past results of operations, history, and projections of future results of operations.

11.  Stock Compensation Plans

        At December 31, 2001, we have two stock-based compensation plans, which are described below. We apply APB Opinion No. 25, Accounting for Stock Issued to Employees, and related Interpretations in accounting for its plans. Accordingly, no compensation cost has been recognized for our fixed stock option plans. Had compensation cost for our two stock-based compensation plans been determined based on the fair value at the grant dates under those plans consistent with the method prescribed by

SFAS No. 123, Accounting for Stock-Based Compensation, our net income and earnings per share would have been reduced to the pro forma amounts listed below:

		Year Ended December 31,
		2001	2000	1999
		(in thousands, expect per share data)
Net income	As reported	$2,810	$8,878	$2,823
	Pro forma	2,276	8,409	2,428
Basic earnings per share	As reported	$0.33	$1.05	$0.33
	Pro forma	0.27	0.99	0.29
Earnings per share assuming dilution	As reported	$0.33	$1.05	$0.33
	Pro forma	0.27	0.99	0.29

        Under the 1996 Stock Incentive Plan, we may grant options to our employees for up to 850,000 shares of common stock in the aggregate. Under this plan, the exercise price of each option equals the market price of our stock on the date of the grant, and an option's maximum term is ten years. Options are granted periodically throughout the year and vest at the rate of 25% per year for options granted in 1999 and after, and 20% per year for options granted prior to 1999.

        Under the 1996 Non-employee Director Stock Option Plan, we may grant options to our non-employee directors for up to 20,000 shares of common stock in the aggregate. Under this plan, the exercise price of each option equals the market price of our stock on the date of the grant, and an option's maximum term is three years. Options are granted upon the date the director first becomes a director and biannually thereafter. Options granted upon the date the director first becomes a director vest at the rate of 33.33% per year. Biannual options vest 100% on the first anniversary of the option grant date.

        The fair value of each option granted in 2001, 2000 and 1999 was estimated using the Black-Scholes option pricing model. The following assumptions were used to compute the weighted average fair market value of options granted:

	2001	2000	1999
Expected life of options	6 years	6 years	6 years
Risk free interest rates	4.84%	5.93%	6.22%
Estimated volatility	52%	43%	40%
Dividend yield	0.0%	0.0%	0.0%

        A summary of the status of our two fixed stock option plans as of December 31, 2001, 2000 and 1999, and changes during the years ended on those dates are presented below:

	2001		2000		1999
	Shares	Weighted-Average Exercise Price	Shares	Weighted-Average Exercise Price	Shares	Weighted-Average Exercise Price
Fixed Options
Outstanding at beginning of year	740,246	$9.15	621,117	$9.15	514,503	$9.78
Granted	71,464	7.62	150,317	9.94	141,672	7.03
Exercised	(2,713)	6.74	(4,655)	9.92	—	—
Cancelled	(16,049)	9.62	(26,533)	9.10	(35,058)	9.86

Outstanding at end of year	792,948	$9.18	740,246	$9.15	621,117	$9.15

Options exercisable at December 31, 2001, 2000 and 1999, respectively	478,265		342,914		230,808
Weighted-average fair value of options granted during the year	$4.11		$4.93		$3.42

        The following table summarizes information about fixed stock options outstanding at December 31, 2001:

	Options Outstanding
				Options Exercisable
		Weighted- Average Remaining Contractual Life
Range of Exercise Prices	Number Outstanding at 12/31/01		Weighted- Average Exercise Price	Number Exercisable At 12/31/01	Weighted- Average Exercise Price
$5.38 to $7.65	221,450	5.6	$6.73	124,573	$6.64
$7.86 to $10.00	236,987	5.8	9.17	147,123	9.44
$10.50 to $10.50	69,675	6.9	10.50	41,822	10.30
$10.75 to $10.75	192,649	5.8	10.75	143,914	10.75
$11.25 to $11.38	72,187	8.6	11.25	20,833	11.25

$5.38 to $11.38	792,948	6.1	$9.18	478,265	$9.28

12.  Earnings Per Share

        The following table shows the amounts used in computing earnings per share and weighted average number of shares of dilutive potential common stock for the years ended December 31, 2001, 2000 and 1999:

	Year Ended December 31,
	2001	2000	1999
	(in thousands, except per share data)
Net income	$2,810	$8,878	$2,823

Weighted average number of outstanding shares of common stock used in earnings per share	8,478	8,452	8,475
Effect of dilutive securities:
Stock options	21	40	6

Weighted average number of outstanding shares of common stock used in earnings per share assuming dilution	8,499	8,492	8,481

13.  Segment Reporting

        We classify our operations into two reportable segments, as follows:

  (1)
  Gathering, Processing and Marketing—gathering and processing of natural gas and the transportation, fractionation and storage of natural gas liquids (NGLs); also purchase and market third-party natural gas and NGLs; and

  (2)
  Exploration and Production—explore for and produce natural gas.

        We evaluate the performance of our segments and allocate resources to them based on operating income. There are no intersegment revenues. We conduct our business in the United States and Canada.

        The table below presents information about operating income for the reported segments for the three years ended December 31, 2001, 2000 and 1999. Operating income for each segment includes total revenues less cost of goods sold, operating expenses, depreciation and depletion and excludes selling, general and administrative expenses, interest expense, interest income and income taxes. We have not reported asset information by reportable segment because we do not produce such information internally.

	Gathering, Processing and Marketing	Exploration and Production	Total
	(in thousands)
Year Ended December 31, 2001
Revenues	$173,890	$14,628	$188,518
Segment operating income	$11,986	$4,713	$16,699
Year Ended December 31, 2000
Revenues	$217,567	$4,161	$221,728
Segment operating income	$24,197	$1,241	$25,438
Year Ended December 31, 1999
Revenues	$105,169	$1,861	$107,030
Segment operating income	$11,899	$59	$11,958

        A reconciliation of total segment operating income to total consolidated income before taxes is as follows:

	Year Ended December 31,
	2001	2000	1999
	(in thousands)
Total segment operating income	$16,699	$25,438	$11,958
General and administrative expenses	(8,377)	(8,762)	(6,985)
Interest income	130	101	53
Interest expense	(3,830)	(3,944)	(3,016)
Gain on sale of assets	—	1,000	2,509
Other income (expense)	(231)	(67)	5

Income before taxes	$4,391	$13,766	$4,524

14.  Subsequent Event

        On January 31, 2001, we filed a registration statement on Form S-1 with the Securities and Exchange Commission relating to a proposed underwritten initial public offering of 2,000,000 common units, representing limited partner interests in MarkWest Energy Partners, L.P., a Delaware limited partnership. All of the units sold in the offering will be sold by MarkWest Energy Partners, L.P.

        On January 31, 2002, MarkWest Energy Partners, L.P., a newly formed limited partnership created to own and operate most of our gathering, processing, transportation, storage, and fractionation assets in Appalachia and Michigan, filed a registration statement on Form S-1 with the Securities and Exchange Commission for an initial public offering. The partnership currently anticipates offering to the public approximately 40% of the limited partner interests in the partnership. We and certain of our affiliates will own the general partner of the partnership, as well as the remaining 60% of the limited partner interests in the form of subordinated units. The rights of the holders of subordinated units to receive distributions of cash from the partnership are subordinated to the rights of the public unitholders to receive such distributions. Any proceeds we receive from the offering and related debt financing will be used to reduce our outstanding debt. For financial reporting purposes, the results of operations of MarkWest Energy Partners, L.P. will be consolidated with our operating results.

15.  Commitments and Contingencies

  Legal

        In February 2001, three complaints were filed against us in the Circuit Court of Wayne County, West Virginia, by Columbia Gas Transmission Corporation and Columbia Natural Resources, Inc.; Equitable Production Company and Equitable Energy LLC; and Cobra Petroleum Company et al. These complaints each allege breach of contract and seek various forms of relief (including injunctive relief) and damages. On March 1, 2002, we reported that these suits were settled out of court. Two of the three actions have been dismissed and the claims have been released. Documentation providing for the dismissal of the third action and dismissal of those claims is in the process of execution and filing with the Court.

        On June 6, 2001, Level Propane Gases, Inc. filed suit against us in the Court of Common Pleas, Cuyahoga County, Ohio alleging breach of contract for failure to furnish a specified quantity of gallons of propane gas on a monthly basis from May 1, 2000 to April 30, 2001, and seeking direct and punitive damages. On July 25, 2001, we filed a motion to stay proceedings pending arbitration in Denver, Colorado in the Court of Common Pleas, Cuyahoga County, Ohio. The Court of Common Pleas granted the motion to stay proceedings. MarkWest filed a petition with the United States District Court for the District of Colorado seeking an order compelling Level Propane to comply with the arbitration provisions of its agreements with MarkWest. The United States District Court affirmed Level Propane's arbitration obligation. MarkWest has initiated an arbitration proceeding against Level Propane with the American Arbitration Association in Denver, Colorado seeking recovery of unpaid amounts owed by Level Propane for propane product received from MarkWest. While Level Propane has indicated the intention to renew its breach of contract claims in the arbitration proceeding, Level Propane has not yet paid the required arbitration fee and those counterclaims have not yet been asserted. The agreements between the parties contain limitation of liability provisions, including a prohibition on recovery of punitive damages, and MarkWest believes that Level's breach of contract claim has no merit.

        On October 2, 2001, Ross Brothers Construction Company filed a complaint against MarkWest Hydrocarbon, Inc. in the Greenup Circuit Court in Kentucky. The Complaint seeks recovery of damages for work performed and materials furnished in connection with a contract for construction of additions and improvements to MarkWest's Siloam plant expansion in Greenup County, Kentucky. The labor and material at issue were provided outside of the scope of the original contract. MarkWest removed that action to the United States District Court for the Eastern District of Kentucky, Ashland Division. MarkWest believes that an accord and satisfaction was reached under applicable Kentucky law in July, 2000 by reason of the negotiation by Ross brothers of a check tendered by MarkWest in full and final satisfaction of any additional payments claimed to have been due. MarkWest has filed a motion for summary judgment on that ground, which motion is presently pending.

  Lease Obligations

        We have various non-cancelable operating lease agreements for equipment and office space expiring at various times through fiscal 2015. Annual rent expense under these operating leases was $2.0 million, $1.8 million and $0.9 million for the three years ended December 31, 2001, 2000 and 1999, respectively. Our minimum future lease payments under these operating leases as of December 31, 2001, are as follows:

(in thousands)
2002	$2,378
2003	1,980
2004	1,843
2005	1,855
2006	1,645
2007 and thereafter	4,131

Total	$13,832

16.  Quarterly Results of Operations (Unaudited)

        The following summarizes certain quarterly results of operations:

	Three Months Ended
	March 31	June 30	September 30	December 31
2001
Operating revenue	$88,216	$30,878	$32,393	$37,031
Income from operations(1)(2)	3,308	645	522	3,847
Net income (loss)(2)	1,449	8	(194)	1,547
Basic earnings per share(2)	0.17	0.00	(0.02)	0.18
Earnings per share assuming dilution(2)	0.17	0.00	(0.02)	0.18
2000
Operating revenue	$45,444	$39,857	$57,426	$79,001
Income from operations(1)	6,217	1,447	3,211	5,801
Net income(3)	3,255	1,107	1,325	3,191
Basic earnings per share	0.39	0.13	0.16	0.37
Earnings per share assuming dilution	0.38	0.13	0.16	0.38

(1)
Excludes interest income and expense, other income and expense, taxes, and gain on sale of non-operating assets.

(2)
Includes a $0.4 million ($0.3 million, or $0.03 per share, after tax) write-off of a risk management asset due from Enron.

(3)
Includes $1.0 million gain ($0.6 million, or $0.07 per share, after tax) on the sale of an asset in the second quarter of 2000.

17.  Supplemental Information on Oil and Gas Producing Activities (Unaudited)

        The following information is presented in accordance with SFAS No. 69, Disclosure about Oil and Gas Producing Activities.

        (A)  Costs Incurred in Oil and Gas Exploration and Development Activities—The following costs were incurred in oil and gas exploration and development activities during the years ended December 31, 2001, 2000 and 1999:

	United States	Canada	Total
	(in thousands)
2001
Property acquisition costs (undeveloped leases and proved properties)	$4,823	$79,496	$84,319
Exploration costs	999	1,387	2,386
Development costs	3,427	1,826	5,253

Total	$9,249	$82,709	$91,958

2000
Property acquisition costs (undeveloped leases and proved properties)	$1,357	$—	$1,357
Exploration costs	971	—	971
Development costs	1,818	—	1,818

Total	$4,146	$—	$4,146

1999
Property acquisition costs (undeveloped leases and proved properties)	$2,231	$—	$2,231
Exploration costs	1,776	—	1,776
Development costs	435	—	435

Total	$4,442	$—	$4,442

        (B)  Aggregate Capital Costs—The aggregate capitalized costs relating to oil and gas activities at December 31 of each of the years indicated were as follows:

	2001	2000	1999
	(in thousands)
Costs related to proved properties	$72,294	$12,481	$11,167
Costs related to unproved properties	36,629	4,072	1,972
Costs related to equipment and facilities	4,570	1,484	1,379

	113,493	18,037	14,518
Less: accumulated depreciation and depletion	(7,119)	(2,018)	(1,362)

Net capitalized costs	$106,374	$16,019	$13,156

        (C)  Results of Operations from Producing Activities—Results of operations from producing activities for the years ended December 31, 2001, 2000 and 1999 are presented below. Income taxes are different from income taxes shown in the Consolidated Statements of Operations because this table excludes general and administrative and interest expense.

	United States	Canada	Total
	(in thousands)
2001
Revenues:
Sales, net of taxes	$9,260	$5,075	$14,335
Other	293	—	293

Total	9,553	5,075	14,628
Cost of sales (transportation costs)	(1,440)	(431)	(1,871)
Lease operating costs	(1,926)	(948)	(2,874)
Depreciation and depletion	(1,726)	(3,445)	(5,171)

Operating income	4,461	251	4,712
Income tax expense	(1,726)	(76)	(1,802)

Results of operations	$2,735	$175	$2,910

2000
Revenues:
Sales, net of taxes	$3,874	$—	$3,874
Other	287	—	287

Total	4,161	—	4,161
Cost of sales (transportation costs)	(833)	—	(833)
Lease operating costs	(1,429)	—	(1,429)
Depreciation and depletion	(658)	—	(658)

Operating income	1,241	—	1,241
Income tax benefit	185	—	185

Results of operations	$1,426	$—	$1,426

1999
Revenues:
Sales, net of taxes	$1,679	$—	$1,679
Other	182	—	182

Total	1,861	—	1,861
Cost of sales (transportation costs)	(322)	—	(322)
Lease operating costs	(919)	—	(919)
Depreciation and depletion	(561)	—	(561)

Operating income	59	—	59
Income tax benefit	53	—	53

Results of operations	$112	$—	$112

        (D)  Estimated Proved Oil and Gas Reserves—Our estimate of our proved and proved developed future net recoverable oil and gas reserves and changes for 2001, 2000 and 1999 follows. Proved oil and gas reserves are the estimated quantities of crude oil, natural gas and natural gas liquids which geological and engineering data demonstrate with reasonable certainty to be recoverable in future years from known reservoirs under existing economic and operating conditions; i.e., prices and costs as of the date the estimate is made.

        Proved developed oil and gas reserves are reserves that can be expected to be recovered through existing wells with existing equipment and operating methods. Proved undeveloped oil and gas reserves are reserves that are expected to be recovered from new wells on drilled acreage, or from existing wells where a relatively major expenditure is required for recompletion.

        Proved quantities of crude oil and natural gas liquids were not significant in any of the years presented.

        Reserve estimates are subject to numerous uncertainties inherent in the estimation of quantities of proved reserves and in the projection of future rates of production and the timing of development expenditures. The accuracy of such estimates is a function of the quality of available data and of engineering and geological interpretation and judgment. Estimates of economically recoverable reserves and of future net cash flows expected therefrom prepared by different engineers or by the same engineers at different times may vary substantially. Results of subsequent drilling, testing and production may cause either upward or downward revisions of previous estimates. Further, the volumes considered to be commercially recoverable fluctuate with changes in commodity prices and operating costs. Any significant revision of reserve estimates could materially adversely affect our financial condition and results of operations.

	Gas
	United States	(MMcfe) Canada	Total
Balance at December 31, 1998	26,049	—	26,049
Revisions of previous estimates	1,032	—	1,032
Purchase of minerals in place	2,253	—	2,253
Extensions and discoveries	4,355	—	4,355
Production	(969)	—	(969)
Sale of minerals in place	—	—	—

Balance at December 31, 1999	32,720	—	32,720
Revisions of previous estimates	(60)	—	(60)
Purchase of minerals in place	1,524	—	1,524
Extensions and discoveries	2,253	—	2,253
Production	(1,376)	—	(1,376)
Sale of minerals in place	(476)	—	(476)

Balance at December 31, 2000	34,585	—	34,585
Purchase of minerals in place	6,900	25,959	32,859
Revisions of previous estimates	(2,895)	(3,778)	(6,673)
Extensions and discoveries	5,730	9,232	14,962
Production	(2,832)	(2,073)	(4,905)
Sale of minerals in place	—	—	—

Balance at December 31, 2001	41,488	29,340	70,828

Proved developed reserves at:
December 31, 1998	13,665	—	13,665
December 31, 1999	22,114	—	22,114
December 31, 2000	22,804	—	22,804
December 31, 2001	28,586	23,220	51,806

        (E)  Standardized Measure of Discounted Future Net Cash Flows—Estimated discounted future net cash flows and changes therein were determined in accordance with SFAS No. 69, Disclosures about Oil and Gas Producing Activities. Certain information concerning the assumptions used in computing the valuation of proved reserves and their inherent limitations are discussed below. We believe such information is essential for a proper understanding and assessment of the data presented.

        Future cash inflows are computed by applying year-end prices of oil and gas relating to our proved reserves to the year-end quantities of those reserves. Future price changes are considered only to the extent provided by contractual arrangements, including hedging contracts in existence at year-end, for the years ended December 31, 2000 and 1999.

        The assumptions used to compute estimated future net revenues do not necessarily reflect our expectations of actual revenues or costs, or their present worth. In addition, variations from the expected production rate also could result directly or indirectly from factors outside of our control, such as unintentional delays in development, changes in prices or regulatory controls. The reserve valuation further assumes that all reserves will be disposed of by production. However, if reserves are sold in place, additional economic considerations could also affect the amount of cash eventually realized.

        Future development and production costs are computed by estimating the expenditures to be incurred in developing and producing the proved reserves at the end of the year, based on year-end costs and assuming continuation of existing economic conditions.

        Future income tax expenses are estimated using an estimated combined federal and state income tax rate of 39% in the United States and a combined federal and provincial rate of 42.62% in Canada. Permanent differences in Canadian resource allowances and natural gas-related tax credits are recognized. Estimates for future general and administrative and interest expense have not been considered.

        An annual discount rate of 10% was used to reflect the timing of the future net cash flows relating to proved reserves.

	December 31, 2001
	United States	Canada	Total
	(in thousands)
Future gas sales	$101,228	$66,623	$167,851
Future production costs	(39,679)	(22,653)	(62,332)
Future development costs	(4,194)	(1,078)	(5,272)
Future income taxes	(18,654)	(10,292)	(28,946)

Future net cash flows	38,701	32,600	71,301
10% annual discount for estimated timing of cash flows	(20,335)	(7,780)	(28,115)

Standardized measure of discounted future net cash flows	$18,366	$24,820	$43,186

        Present value of future net cash flows before income taxes was $26,269 in the United States and $32,628 in Canada at December 31, 2001. Present value of future net cash flows before income taxes, including hedging contracts in place at December 31, 2001, was $27,919 in the United States and $38,824 in Canada.

	December 31, 2000
	United States	Canada	Total
	(in thousands)
Future gas sales	$296,454	$—	$296,454
Future production costs	(52,047)	—	(52,047)
Future development costs	(1,484)	—	(1,484)
Future income taxes	(90,103)	—	(90,103)

Future net cash flows	152,820	—	152,820
10% annual discount for estimated timing of cash flows	(87,770)	—	(87,770)

Standardized measure of discounted future net cash flows	$65,050	$—	$65,050

        Present value of future net cash flows before income taxes was $97,953 in the United States.

	December 31, 1999
	United States	Canada	Total
	(in thousands)
Future gas sales	$75,290	$—	$75,290
Future production costs	(32,541)	—	(32,541)
Future development costs	(2,970)	—	(2,970)
Future income taxes	(12,982)	—	(12,982)

Future net cash flows	26,797	—	26,797
10% annual discount for estimated timing of cash flows	(15,332)	—	(15,332)

Standardized measure of discounted future net cash flows	$11,465	$—	$11,465

        Present value of future net cash flows before income taxes was $16,122 in the United States.

        Changes in the Standardized Measure of Discounted Future Net Cash Flows Relating to Proved Gas Reserves—An analysis of the changes in the standardized measure of discounted future net cash flows during each of the last three years is as follows.

	December 31, 2001
	United States	Canada	Total
	(in thousands)
Standardized measure of discounted future net cash flows relating to proved gas reserves, at beginning of year	$65,050	$—	$65,050
Changes resulting from:
Sales and transfers of natural gas produced, net of production costs	(5,894)	(3,696)	(9,590)
Net changes in prices and production costs related to future production	(76,600)	—	(76,600)
Previously estimated development costs incurred during the year	—	—	—
Changes in future development costs	(781)	—	(781)
Extensions and discoveries	3,139	11,801	14,940
Revisions of previous quantity estimates	(1,065)	(4,177)	(5,242)
Purchases of reserves in place	4,150	28,699	32,849
Sales of reserves in place	—	—	—
Changes in production rates and other	(4,429)	—	(4,429)
Accretion of discount	9,795	—	9,795
Net change in income taxes	25,001	(7,807)	17,194

Standardized measure of discounted future net cash flows relating to proved gas reserves, at end of year	$18,366	$24,820	$43,186

        The computation at the standardized measure of discounted future net cash flows relating to proved oil and gas reserves at December 31, 2001 was based on year end natural gas prices of approximately $2.39 per Mcfe in the United States and approximately $2.19 per Mcfe in Canada, equivalent to $2.65 per MMBtu at the Henry Hub.

	December 31, 2000
	United States	Canada	Total
	(in thousands)
Standardized measure of discounted future net cash flows relating to proved gas reserves, at beginning of year	$11,465	$—	$11,465
Changes resulting from:
Sales and transfers of natural gas produced, net of production costs	(1,899)	—	(1,899)
Net changes in prices and production costs related to future Production	72,526	—	72,526
Previously estimated development costs incurred during the year	1,816	—	1,816
Changes in future development costs	(315)	—	(315)
Extensions and discoveries	7,429	—	7,429
Revisions of previous quantity estimates	213	—	213
Purchases of reserves in place	4,468	—	4,468
Sales of reserves in place	(177)	—	(177)
Changes in production rates and other	(3,841)	—	(3,841)
Accretion of discount	1,612	—	1,612
Net change in income taxes	(28,247)	—	(28,247)

Standardized measure of discounted future net cash flows relating to proved gas reserves, at end of year	$65,050	$—	$65,050

        The computation of the standardized measure of discounted future net cash flows relating to proved oil and gas reserves at December 31, 2000 was based on year end natural gas prices of approximately $8.56 per Mcfe in the United States.

	December 31, 1999
	United States	Canada	Total
	(in thousands)
Standardized measure of discounted future net cash flows relating to proved gas reserves, at beginning of year	$4,973	$—	$4,973
Changes resulting from:
Sales and transfers of natural gas produced, net of production costs	(620)	—	(620)
Net changes in prices and production costs related to future production	3,332	—	3,332
Previously estimated development costs incurred during the year	654	—	654
Changes in future development costs	—	—	—
Extensions and discoveries	3,260	—	3,260
Revisions of previous quantity estimates	492	—	492
Purchases of reserves in place	1,432	—	1,432
Sales of reserves in place	—	—	—
Changes in production rates and other	(708)	—	(708)
Accretion of discount	753	—	753
Net change in income taxes	(2,103)	—	(2,103)

Standardized measure of discounted future net cash flows relating to proved gas reserves, at end of year	$11,465	$—	$11,465

        The computation of the standardized measure of discounted future net cash flows relating to proved oil and gas reserves at December 31, 1999 was based on year end natural gas prices of approximately $2.30 per Mcfe in the United States.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

        None.

PART III

        Certain information required by Part III is omitted from this Report. We will file a definitive proxy statement pursuant to Regulation 14A (the "Proxy Statement") not later than 120 days after the end of the fiscal year covered by this Report, and certain information included in the Proxy Statement is incorporated into Part III of this Report by reference. Only those sections of the Proxy Statement that specifically address the items set forth herein are incorporated by reference.

ITEM 10. DIRECTORS OF THE REGISTRANT AND CERTAIN EXECUTIVE OFFICERS OF MARKWEST HYDROCARBON, INC.

        The information required by this Item is incorporated by reference from the section labeled "Directors and Executive Officers" in the Proxy Statement.

ITEM 11. EXECUTIVE COMPENSATION

        The information required by this Item is incorporated by reference from the section labeled "Compensation of Directors" and "Executive Compensation" excluding the "Board Compensation Committee Report on Executive Compensation" and the "Performance Graph" in the Proxy Statement.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

        The information required by this Item is incorporated by reference from the section labeled "Principal Stockholders" in the Proxy Statement.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

        The information required by this Item is incorporated by reference from the section labeled "Certain Relationships and Related Transactions" in the Proxy Statement.

PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a)
The following documents are filed as part of this report:

(1)
Financial Statements:
Reference is made to the Index to Consolidated Financial Statements included in this Form 10-K for a list of all financial statements filed as a part of this report.

(2)
Financial Statement Schedules: None required.

(3)
Exhibits: See (c) below.

(b)
Reports on Form 8-K:

  A report on Form 8-K/A was filed on October 24, 2001; Proforma financial statements related to the Canadian acquisition of two companies, August 2001.

  A report on Form 8-K was filed on December 18, 2001; MarkWest Hydrocarbon, Inc. acquires Alberta gathering system.

  A report on Form 8-K was filed on January 4, 2002; MarkWest Hydrocarbon, Inc. announces promotions and retirement.

  A report on Form 8-K was filed on January 31, 2002; MarkWest Hydrocarbon, Inc. announces the filing of a registration statement for sale of common units in MarkWest Energy Partners, L.P.

  A report on Form 8-K was filed on March 13, 2002; MarkWest Hydrocarbon, Inc. announces settlement agreements related to lawsuits filed in February 2001.

(c)
Exhibits required by Item 601 of Regulation S-K. See (a) (3) above.

2.1		Purchase and Sale Agreement between MarkWest Hydrocarbon, Inc., and Michigan Energy Company, L.L.C., dated November 21, 1997 (filed as Exhibit 2.1 to MarkWest Hydrocarbon, Inc.'s Form 8-K filed on January 29, 1998, and incorporated herein by reference).
2.2	(3)	Share Purchase Agreement between MarkWest Acquisition Corporation and Kaiser Energy, Ltd.
2.3	(3)
		Share Purchase Agreement between MarkWest Acquisition Corporation and Brian E. Hiebert, Guy C. Crierson, Ian R. DeBie, Gordon A. Maybee, Erin Hiebert, Raylene Grierson, Kathleen DeBie, and Patricia Maybee.
3.1	(1)	Certificate of Incorporation of MarkWest Hydrocarbon, Inc.
3.2	(1)	Bylaws of MarkWest Hydrocarbon, Inc.
10.1	(2)
		Amended and Restated Reorganization Agreement made as of August 1, 1996, by and among MarkWest Hydrocarbon, Inc.; MarkWest Hydrocarbon Partners, Ltd.; MWHC Holding, Inc.; RIMCO Associates, Inc.; and each of the limited partners of MarkWest Hydrocarbon Partners, Ltd.
10.2	(2)	1996 Incentive Compensation Plan (filed as Exhibit 10.25).
10.3	(1)	1996 Stock Incentive Plan (filed as Exhibit 10.26).
10.4	(1)	1996 Non-employee Director Stock Option Plan (filed as Exhibit 10.27).
10.5	(1)	Form of Non-Compete Agreement between John M. Fox and MarkWest Hydrocarbon, Inc. (filed as Exhibit 10.28).
10.6
		MarkWest Hydrocarbon, Inc., 1997 Severance and Non-Compete Plan (filed as Exhibit 10.1 to MarkWest Hydrocarbon, Inc.'s Form 10-Q for the three months ended September 30, 1997, and incorporated herein by reference).
10.7	(3)	4th Amended and Restated Credit Agreement among MarkWest Hydrocarbon, Inc., and various lenders.
10.8	(3)	Canadian Credit Agreement among MarkWest Resources Canada Corp. and various lenders.
10.9	*	First Amendment to the Fourth Amended and Restated Credit Agreement among MarkWest Hydrocarbon, Inc., and various lenders dated March 29, 2002.
10.10	*	First Amendment to the Canadian Credit Agreement among MarkWest Resources Canada Corp. and various lenders dated March 29, 2002.
11.	*	Statement regarding computation of earnings per share.
21.	*	List of Subsidiaries of MarkWest Hydrocarbon, Inc.
23.1	*	Consent of PricewaterhouseCoopers LLP

23.2	*	Consent of Cawley, Gillespie & Associates, Inc.
23.3	*	Consent of Gilbert Laustsen Jung Associates, Ltd.

(1)
Incorporated by reference to MarkWest Hydrocarbon, Inc.'s Registration Statement on Form S-1, Registration No. 333-09513.

(2)
Incorporated by reference to Amendment No. 1 to MarkWest Hydrocarbon, Inc.'s Registration Statement on Form S-1, Registration No. 333-09513 filed September 13, 1996.

(3)
Incorporated by reference to MarkWest Hydrocarbon, Inc.'s Current Report on Form 8-K/A, filed with the Commission on October 24, 2001.

*
Filed herewith

SIGNATURES

        Pursuant to the requirements of section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Englewood, State of Colorado, on March 29, 2002.

MarkWest Hydrocarbon, Inc. (Registrant)
BY:	/s/ JOHN M. FOX John M. Fox President and Chief Executive Officer

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ JOHN M. FOX John M. Fox President, Chief Executive Officer and Director	March 29, 2002
/s/ GERALD A. TYWONIUK Gerald A. Tywoniuk Senior Vice President of Finance and Chief Financial Officer (Principal Financial and Accounting Officer)	March 29, 2002
/s/ ARTHUR J. DENNEY Arthur J. Denney Executive Vice President and Director	March 29, 2002
/s/ WILLIAM A. KELLSTROM William A. Kellstrom Director	March 29, 2002
/s/ KAREN L. ROGERS Karen L. Rogers Director	March 29, 2002
/s/ BARRY W. SPECTOR Barry W. Spector Director	March 29, 2002
/s/ DONALD D. WOLF Donald D. Wolf Director	March 29, 2002