Form 10-Q
period 2002-09-30
MARKWEST HYDROCARBON INC
filed 2002-11-14
CIK 1019756

Use these links to rapidly review the document
TABLE OF CONTENTS

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended September 30, 2002
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

        The registrant had 8,525,369 shares of common stock, $.01 per share par value, outstanding as of September 30, 2002.

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

MARKWEST HYDROCARBON, INC.

CONSOLIDATED BALANCE SHEET

(UNAUDITED)

(in thousands, except share and per share data)

	September 30, 2002	December 31, 2001
ASSETS
Current assets:
Cash and cash equivalents	$1,946	$2,340
Receivables, net (including related party receivables of $193 and $600, respectively)	16,534	19,569
Inventories	6,665	6,344
Prepaid replacement natural gas	—	8,081
Risk management asset	—	6,457
Deferred income taxes	5,252	—
Other assets	1,187	1,426

Total current assets	31,584	44,217
Property, plant and equipment:
Gas processing, gathering, storage and marketing equipment	120,034	109,746
Oil and gas properties and equipment, full cost method	133,496	113,493
Land, buildings and other equipment	6,665	6,532
Construction in progress	3,348	9,149

	263,543	238,920
Less: accumulated depreciation, depletion and amortization	(53,250)	(38,067)

Total property and equipment, net	210,293	200,853
Risk management asset, net of allowance of $912 and $912, respectively	1,058	1,056
Intangible assets, net of accumulated amortization of $1,440 and $465, respectively	2,457	4,385
Note receivables from officers	328	—

Total assets	$245,720	$250,511

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable (including related party payables of $1,046 and $800, respectively)	$22,072	$16,747
Accrued liabilities	7,447	6,001
Current portion of long-term debt	—	7,971
Risk management liability	15,781	—

Total current liabilities	45,300	30,719
Deferred income taxes	38,851	45,311
Long-term debt	63,047	104,850
Risk management liability	3,206	458
Other long-term liabilities	3,918	140
Minority interest in consolidated subsidiary	44,100	—
Commitments and contingencies (see Note 5)
Stockholders' equity:
Preferred stock, par value $0.01, 5,000,000 shares authorized, 0 shares outstanding	—	—
Common stock, par value $0.01, 20,000,000 shares authorized 8,564,305 and 8,563,919 shares issued, respectively	87	87
Additional paid-in capital	42,584	42,547
Retained earnings	17,429	22,489
Accumulated other comprehensive income (loss), net of tax	(12,553)	4,277
Treasury stock, 39,858 and 59,622 shares, respectively	(249)	(367)

Total stockholders' equity	47,298	69,033

Total liabilities and stockholders' equity	$245,720	$250,511

The accompanying notes are an integral part of these financial statements.

MARKWEST HYDROCARBON, INC.

CONSOLIDATED STATEMENT OF OPERATIONS

(UNAUDITED)

(in thousands, except per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2002	2001	2002	2001
Revenue:
Gathering, processing and marketing excluding non-cash hedging ineffectiveness	$31,859	$28,309	$108,456	$142,368
Non-cash hedging ineffectiveness	(1,859)	—	(1,710)	—

Total gathering, processing and marketing	30,000	28,309	106,746	142,368
Exploration and production	7,729	4,157	22,195	9,588

Total revenue	37,729	32,466	128,941	151,956
Operating expenses:
Purchased gas costs	26,313	21,562	86,658	119,644
Plant operating	3,928	3,817	12,246	11,913
Lease operating	1,901	1,266	5,170	2,350
Transportation costs	457	200	1,202	533
Production taxes	666	95	1,446	567
Selling, general and administrative expenses	2,671	1,906	8,222	6,189
Depreciation, depletion and amortization	5,650	3,140	15,788	6,329

Total operating expenses	41,586	31,986	130,732	147,525

Income (loss) from operations	(3,857)	480	(1,791)	4,431

Other income and (expenses):
Interest income	19	32	41	114
Interest expense	(753)	(1,129)	(2,995)	(2,605)
Write-down of deferred financing costs	—	—	(2,977)	—
Gain on sale to related party	77	—	141	—
Minority interest in net income of consolidated subsidiary	(1,122)	—	(1,480)	—
Other income (expense)	(36)	(4)	(62)	(253)

Income (loss) before income taxes	(5,672)	(621)	(9,123)	1,687

Provision for income taxes:
Current	66	(120)	(1)	348
Deferred	(2,576)	(307)	(4,062)	76

Provision for income taxes	(2,510)	(427)	(4,063)	424

Net income (loss)	$(3,162)	$(194)	$(5,060)	$1,263

Basic earnings (loss) per share of common stock	$(0.37)	$(0.02)	$(0.59)	$0.15

Earnings (loss) per share assuming dilution	$(0.37)	$(0.02)	$(0.59)	$0.15

Weighted average number of outstanding shares of common stock:
Basic	8,522	8,479	8,517	8,473

Assuming dilution	8,532	8,501	8,532	8,500

The accompanying notes are an integral part of these financial statements.

MARKWEST HYDROCARBON, INC.

CONSOLIDATED STATEMENT OF CASH FLOWS

(UNAUDITED)

(in thousands)

	Nine Months Ended September 30,
	2002	2001
Cash flows from operating activities:
Net income (loss)	$(5,060)	$1,263
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, depletion and amortization	15,788	6,329
Amortization of deferred financing costs included in interest expense	975	371
Write-off of deferred financing costs	2,977	—
Minority interest in net income of consolidated subsidiary	1,480	—
Derivative ineffectiveness	1,710	—
Reclassification of Enron hedges to purchased gas costs	(648)	—
Deferred income taxes	(4,062)	76
Other	(95)	(49)

	13,065	7,990
Changes in operating assets and liabilities:
(Increase) decrease in receivables	3,075	22,880
(Increase) decrease in inventories	(320)	736
(Increase) decrease in prepaid expenses and other assets	8,322	(7,419)
Increase (decrease) in accounts payable and accrued liabilities	6,628	(11,755)
Increase (decrease) in other long-term liabilities	3,089	—

Net cash flow provided by operating activities	33,859	12,432
Cash flows from investing activities:
Capital expenditures	(25,433)	(19,907)
Acquisition of Canadian operations, net of cash acquired	—	(46,530)
Proceeds from sale of assets	87	36
Proceeds from sale to related party	263	—

Net cash used in investing activities	(25,083)	(66,401)
Cash flows from financing activities:
Proceeds from long-term debt	48,910	142,000
Repayment of long-term debt	(98,945)	(84,000)
Proceeds from initial public offering, net	43,012	—
Debt issuance costs	(1,804)	(2,731)
Exercise of stock options	—	18
Distributions to MarkWest Energy Partners unitholders	(514)	—
Net issuance of treasury shares	141	227
Payment on share purchase notes	13	—

Net cash provided by (used in) financing activities	(9,187)	55,514
Effect of exchange rate on changes in cash	17	(42)

Net increase (decrease) in cash and cash equivalents	(394)	1,503
Cash and cash equivalents at beginning of period	2,340	934

Cash and cash equivalents at end of period	$1,946	$2,437

The accompanying notes are an integral part of these financial statements.

MARKWEST HYDROCARBON, INC.

CONSOLIDATED STATEMENT OF CHANGES IN

STOCKHOLDERS' EQUITY

(UNAUDITED)

(in thousands)

	Shares of Common Stock	Shares of Treasury Stock	Common Stock	Additional Paid-In Capital	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Income	Total Stockholders' Equity
	(in thousands)
Balance, December 31, 2001	8,564	(60)	$87	$42,547	$22,489	$(367)	$4,277	$69,033
Comprehensive income:
Net income (loss)	—	—	—	—	(5,060)	—	—	(5,060)
Other comprehensive income:
Foreign currency translation, net of tax	—	—	—	—	—	—	(794)	(794)
Risk management activities, net of tax	—	—	—	—	—	—	(16,036)	(16,036)

Comprehensive income, net of tax								$(21,890)

Payment on share purchase notes	—	—	—	13	—	—	—	13
Exercise of options	—	—	—	1	—	—	—	1
Net treasury stock (acquisitions) reissuances	—	20	—	23	—	118	—	141

Balance, September 30, 2002	8,564	(40)	$87	$42,584	$17,429	$(249)	$(12,553)	$47,298

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

        We base the effective corporate tax rate for interim periods on the estimated annual effective corporate tax rate. The effective tax rate varies from statutory rates primarily due to permanent differences in Canada.

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

        The common units have preference over the subordinated units with respect to cash distributions and, accordingly, we accounted for the sale of the common units as a sale of a minority interest. At the time our subordinated units convert to common units, we will recognize any gain or loss computed at that time, as paid-in capital. Our subordinated units automatically convert to common units on June 30, 2009, but a portion of the subordinated units may convert on or after June 30, 2005, if the Partnership meets certain financial tests, namely operating surpluses that exceed the minimum quarterly distributions, as defined in the partnership agreement.

        Immediately after the IPO, MarkWest Hydrocarbon sold an 8.6% interest in MarkWest Energy GP, L.L.C., the general partner of the Partnership, and 24,864 of its Partnership subordinated units, representing a 0.4% limited partner interest in the Partnership, to certain officers and key employees of MarkWest Hydrocarbon for $183,497 and $407,770, respectively. The officers and employees paid approximately 30% of the purchase price in cash and financed the remainder via loans from MarkWest Hydrocarbon. The loans are formalized by non-recourse promissory notes requiring the principal balance to be repaid no later than June 30, 2009, and bearing interest at the rate of 7% per annum on the unpaid balance. For each transaction, we recognized a gain on the purchase price in excess of our book value to the extent that the purchase price was paid in cash. The remaining balance was recorded as deferred income and is included in accrued liabilities on our balance sheet.

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

        On August 15, 2002, the Partnership paid a quarterly cash distribution of $0.21 per unit to common and subordinated unitholders of record on August 13, 2002, and the general partner. On October 22, 2002, the board of directors of the general partner of the Partnership declared the Partnership's quarterly cash distribution of $0.50 per unit for the third quarter of 2002. The distribution is payable November 14, 2002, to unitholders of record on October 31, 2002.

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

        The table below presents information about operating income for the reported segments for the three and nine months ended September 30, 2002 and 2001. Operating income for each segment includes total revenues less product purchases, plant operating expenses, lease operating expenses, transportation costs, production taxes, and depreciation, depletion and amortization ("DD&A"). Segment operating income excludes selling, general and administrative expenses, interest income, interest expense, write-down of deferred financing costs, gain on sale to related party, minority interest in net income of consolidated subsidiary and income taxes. We have not reported asset information by reportable segment since we do not produce such information internally.

	Gathering, Processing and Marketing	Exploration and Production	Total
	(in thousands)
Three months ended September 30, 2002:
Revenues	$30,000	$7,729	$37,729
Segment operating income (loss) prior to DD&A	$(241)	$4,705	$4,464
DD&A	1,341	4,309	5,650

Segment operating income (loss)	$(1,582)	$396	$(1,186)
Three months ended September 30, 2001:
Revenues	$28,309	$4,157	$32,466
Segment operating income prior to DD&A	$2,930	$2,596	$5,526
DD&A	2,122	1,018	3,140

Segment operating income	$808	$1,578	$2,386
Nine months ended September 30, 2002:
Revenues	$106,746	$22,195	$128,941
Segment operating income prior to DD&A	$7,842	$14,377	$22,219
DD&A	4,243	11,545	15,788

Segment operating income	$3,599	$2,832	$6,431
Nine months ended September 30, 2001:
Revenues	$142,368	$9,588	$151,956
Segment operating income prior to DD&A	$10,811	$6,138	$16,949
DD&A	4,652	1,677	6,329

Segment operating income	$6,159	$4,461	$10,620

        Following is a reconciliation of total segment operating income to total consolidated income before taxes:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2002	2001	2002	2001
	(in thousands)
Total segment operating income (loss)	$(1,186)	$2,386	$6,431	$10,620
Selling, general and administrative expenses	(2,671)	(1,906)	(8,222)	(6,189)
Interest income	19	32	41	114
Interest expense	(753)	(1,129)	(2,995)	(2,605)
Write-down of deferred financing costs	—	—	(2,977)	—
Gain on sale to related party	77	—	141	—
Minority interest in net income of consolidated subsidiary	(1,122)	—	(1,480)	—
Other income (expense)	(36)	(4)	(62)	(253)

Income (loss) before taxes	$(5,672)	$(621)	$(9,123)	$1,687

4.    Change in Inventory Accounting Method

        For the quarter ended March 31, 2002, the cost of NGL product inventories was determined by the lower of market or weighted average cost. Prior to 2002, the cost of NGL product inventories was determined by the lower of market or first-in, first-out (FIFO) cost. The change in accounting method from FIFO to weighted average cost was made to better match cost of sales with revenues on a quarterly basis and to account for NGL product inventories on a consistent basis with other industry peer companies. The cumulative effect of the change in accounting was not material as of January 1, 2002. If we would have changed our method of accounting from FIFO to weighted average cost on January 1, 2001, income (loss) before income taxes, net income (loss) and basic earnings (loss) per share would have been as follows for the three and nine months ended September 30, 2001, on a pro forma basis (in thousands):

	Three Months Ended September 30, 2001	Nine Months Ended September 30, 2001
Pro forma income (loss) before income taxes	$(539)	$2,168
Pro forma net income (loss)	$(142)	$1,567
Pro forma basic earnings (loss) per share	$(0.02)	$0.18

5.    Recent Accounting Pronouncements

        In January 2002, the FASB Emerging Issues Task Force released Issue No. 02-3, "Issues Related to Accounting for Contracts Involved in Energy Trading and Risk Management Activities." The Task Force reached a consensus to rescind EITF Issue No. 98-10, "Accounting for Contracts Involved in Energy Trading and Risk Management Activities," the impact of which is preclude mark-to-market accounting for all energy trading contracts not within the scope of FASB Statement No. 133, Accounting for Derivative Instruments and Hedging Activities. The Task Force also reached a consensus that gains and losses on derivative instruments within the scope of Statement 133 should be shown net in the income statement if the derivative instruments are held for trading purposes. The consensus regarding the rescission of Issue 98-10 is applicable for fiscal periods beginning after December 15, 2002. We do not have any trading activities and did not account for any contracts as trading contracts in accordance with EITF Issue No. 98-10. Therefore, the EITF consensus to rescind EITF Issue No. 98-10 should not have an impact on our financial position or results of operations.

        In July 2001, the FASB issued Statement of Financial Accounting Standards No. 143, Accounting for Asset Retirement Obligations ("SFAS No. 143"). SFAS No. 143 is effective for fiscal years beginning after June 15, 2002 (January 1, 2003 for MarkWest), and establishes an accounting standard requiring the recording of the fair value of liabilities associated with the retirement of long-lived assets in the period in which they are incurred. We are in the process of determining the future impact that the adoption of SFAS No. 143 may have on our earnings and financial position.

6.    Commitments and Contingencies

        We are involved in various litigation and administrative proceedings arising in the normal course of business. In the opinion of management, any liabilities that may result from these claims will not, individually or in the aggregate, have a material adverse effect on our financial position or results of operations.

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

  •
  the effectiveness of our NGL hedging activities;

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

        MarkWest Hydrocarbon's consolidated financials statements, beginning May 24, 2002, include the consolidation of MarkWest Energy Partners, with the public unitholders' interest being reflected as a minority interest in the Statement of Operations and Balance Sheet.

Results of Operations

  Operating Data

	Three Months Ended September 30,			Nine Months Ended September 30,
	2002	2001	% Change	2002	2001	% Change
Exploration and production
Natural gas produced (Mcf/d)	31,100	16,700	86%	29,800	10,200	192%
Gathering, processing and marketing
Appalachia:
Natural gas processed (Mcf/d)	213,000	205,000	4%	210,000	193,000	9%
NGL product production — Siloam plant (gallons)	44,500,000	38,900,000	14%	129,200,000	111,100,000	16%
NGL product sales — Siloam plant (gallons)	37,200,000	35,200,000	6%	128,600,000	106,300,000	21%
Michigan:
Pipeline throughput (Mcf/d)	16,900	10,200	66%	13,400	8,700	54%
NGL product sales (gallons)	3,212,000	2,308,000	39%	8,099,000	5,828,000	39%

        Three Months Ended September 30, 2002 Compared to the Three Months Ended September 30, 2001

        Overview.    Our net loss was $3.2 million for the three months ended September 30, 2002, compared to a net loss of $0.2 million for the three months ended September 30, 2001. Cash flow from operating activities prior to changes in operating assets and liabilities was $3.0 million for the three months ended September 30, 2002, compared to $2.7 million for the three months ended September 30, 2001.

        In our GPM segment, we had record production at our Siloam fractionator. However, this was more than offset by the fact that NGLs traded at a historically low relationship to crude oil during the third quarter 2002, which adversely impacted us in two ways. First, on NGL product sales hedged by crude oil, losses on the crude oil sales contracts were not completely offset by increases in physical NGL product sales prices. This caused us to experience $1.0 million after-tax less in revenue than had the historical relationship been realized.

        Second, in accordance with generally accepted accounting principles, we recorded a $1.0 million after-tax, non-cash reduction to revenue for estimated ineffectiveness of fourth quarter 2002 and 2003 crude oil hedges of our NGL product sales. Based on historical regression analysis, our crude oil futures contracts are highly effective for hedge accounting treatment. To calculate the current period ineffectiveness, we compared (and will compare) the futures market's value for existing crude oil futures contracts to the future value of the NGLs hedged (the resulting mark-to-market adjustment). This charge will reverse in future quarters and be offset by actual realized ineffectiveness, if any, which may be of a greater or lesser amount. Excluding the non-cash hedging item, our net loss was $2.1 million for the three months ended September 30, 2002, compared to a net loss of $0.2 million for the three months ended September 30, 2001. Beginning September 2002, the relationship of NGL product prices to crude oil prices has improved substantially.

        In the third quarter of 2002, processing margins (excluding both items above) were less than the prior period. Finally, it is also important to note the seasonal aspect of our NGL marketing business—

in the third quarter, NGL product sales are historically lower than in the fourth and first quarters (i.e., the winter months) as some NGL production is stored for winter sale.

        In the E&P segment in our U.S. operations, increased production was offset by lower average sales prices. Increased depreciation, depletion and amortization offset income from our Canadian operations.

        Gas gathering, processing and marketing revenues.    Gas gathering, processing and marketing revenues were $30.0 million for the three months ended September 30, 2002, compared to $28.3 million for the three months ended September 30, 2001, an increase of $1.7 million, or 6%. Revenues increased $0.9 million, due to increased sales volumes out of our Siloam fractionator in 2002, and $5.5 million, due to increased gas marketing transaction volume. Our gas marketing activities are a high-volume, low-margin business executed in support of our midstream operations. These increases were partially offset by decreased average NGL product sales prices out of Siloam, causing an overall decrease of $2.8 million, and a non-cash, hedging ineffectiveness charge of $1.9 million, as discussed above.

        Exploration and production revenues.    Exploration and production revenues were $7.7 million for the three months ended September 30, 2002, compared to $4.2 million for the three months ended September 30, 2001, an increase of $3.6 million, or 86%. E&P revenues increased primarily due to our August 2001 Canadian acquisition and subsequent drilling success in Canada, which have added approximately 11,800 Mcfe/d of average production. Our capital program in the U.S. has yielded an additional 4,000 Mcfe/d of average production during 2002. In the second quarter of 2002, we reported that our volumes had been constrained in Alberta, Canada due to higher than specification "dew point" (a small amount of NGLs in the natural gas caused this condition). We successfully resolved this issue at the north Bantry property by installing a small gas plant for $0.6 million in June 2002. In the third quarter of 2002, this condition surfaced at the south Bantry property due to our continued drilling success, and volumes again were constrained. We expect to resolve this issue through the installation of a $0.6 million plant at the south Bantry property.

        Purchased gas costs.    Purchased gas costs were $26.3 million for the three months ended September 30, 2002, compared to $21.6 million for the three months ended September 30, 2001, an increase of $4.8 million, or 22%. Increased gas marketing transaction volume primarily accounted for the overall increase. Our gas marketing activities are a high volume, low-margin business executed in support of our midstream operations.

        Plant operating expenses.    Plant operating expenses were $3.9 million for the three months ended September 30, 2002, compared to $3.8 million for the three months ended September 30, 2001, an increase of $0.1 million, or 3%.

        Lease operating expenses.    Lease operating expenses were $1.9 million for the three months ended September 30, 2002, compared to $1.3 million for the three months ended September 30, 2001, an increase of $0.6 million, or 50%. Lease operating expenses increased in 2002 primarily due to the addition of our Canadian operations in August 2001 and our increased Rocky Mountain production.

        Transportation costs.    Transportation costs were $0.5 million for the three months ended September 30, 2002, compared to $0.2 million for the three months ended September 30, 2001, an increase of $0.3 million, or 129%. The increase was caused by the addition of our Canadian operations in August 2001 and our increased Rocky Mountain production.

        Production taxes.    Production taxes were $0.7 million for the three months ended September 30, 2002, compared to $0.1 million for the three months ended September 30, 2001, an increase of $0.6 million. Production taxes increased in 2002 primarily due to the addition of our Canadian operations in August 2001 and our increased Rocky Mountain production.

        Selling, general and administrative expenses.    Selling, general and administrative expenses ("SG&A") were $2.7 million for the three months ended September 30, 2002, compared to $1.9 million for the three months ended September 30, 2001, an increase of $0.8 million, or 40%. SG&A increased $0.2 million due to the incremental public company costs associated with our fully consolidated subsidiary, MarkWest Energy Partners, L.P. SG&A also increased $0.2 million due to our August 2001 Canadian E&P acquisition.

        Depreciation, depletion and amortization.    Depreciation, depletion and amortization were $5.6 million for the three months ended September 30, 2002, compared to $3.1 million for the three months ended September 30, 2001, an increase of $2.5 million, or 80%. The increase was principally the result of the addition of our Canadian E&P operations in August 2001 and our increased production. As we continue to drill and develop our acreage in Canada, we expect our depletion rate per unit of production to decrease.

        Interest expense.    Interest expense was $0.8 million for the three months ended September 30, 2002, compared to $1.1 million for the three months ended September 30, 2001, a decrease of $0.4 million, or 33%. A reduction in debt, coupled with lower average interest rates, caused the decrease

        Gain on sale to related party.    Immediately after the IPO, MarkWest Hydrocarbon sold an 8.6% interest in MarkWest Energy GP, L.L.C., the general partner of the Partnership, and 24,864 of its Partnership subordinated units, representing a 0.4% limited partner interest in the Partnership, to certain officers and key employees of MarkWest Hydrocarbon for $183,497 and $407,770, respectively. The officers and employees paid approximately 30% of the purchase price in cash and financed the remainder via loans from MarkWest Hydrocarbon. The loans are formalized by non-recourse promissory notes requiring the principal balance to be repaid no later than June 30, 2009, and bearing interest at the rate of 7% per annum on the unpaid balance. For each transaction, we recognize a gain on the purchase price in excess of our book value to the extent that the purchase price was paid in cash, approximately $77,000 during the third quarter. The remaining balance of $328,000 was recorded as deferred income and is included in accrued liabilities on our balance sheet.

        Minority interest.    Minority interest in net income of consolidated subsidiary represents the public unitholders' interest in MarkWest Energy Partners, L.P., which completed its initial public offering on May 24, 2002.

Nine Months Ended September 30, 2002 Compared to the Nine Months Ended September 30, 2001

        Overview.    Net loss was $5.1 million for the nine months ended September 30, 2002, compared to net income of $1.3 million for the nine months ended September 30, 2001. Cash flows from operating activities prior to changes in operating assets and liabilities was $13.1 million for the nine months ended September 30, 2002, compared to $8.0 million for the nine months ended September 30, 2001.

        In our GPM segment, we had record production at our Siloam fractionator. However, this was partially offset by the fact NGLs traded at a historically low relationship to crude oil during the third quarter 2002, which adversely impacted us in two ways. First, on NGL product sales hedged by crude oil, losses on the crude oil sales contracts were not completely offset by increases in physical NGL product sales prices. This caused us to experience $1.0 million after-tax less in revenue than had the historical relationship been realized.

        Second, in accordance with generally accepted accounting principles, we recorded a $0.9 million after-tax non-cash reduction to revenue for estimated ineffectiveness of fourth quarter 2002 and 2003 crude oil hedges of our NGL product sales. Based on historical regression analysis, our crude oil futures contracts are highly effective for hedge accounting treatment. To calculate the current period ineffectiveness, we compared (and will compare) the futures market's value for existing crude oil futures contracts to the future value of the NGLs hedged (the resulting mark-to-market adjustment). This charge will reverse in future quarters and be offset by actual realized ineffectiveness, if any, which may be of a greater or lesser amount. Excluding the non-cash hedging item and the write-down of deferred financing costs, our net loss was $2.5 million for the nine months ended September 30, 2002, compared to net income of $1.3 million for the nine months ended September 30, 2001. Beginning September 2002, the relationship of NGL product prices to crude oil prices has improved substantially.

        Processing margins (excluding both hedging items noted above) were less in 2002 than in 2001. Finally, it is also important to note the seasonal aspect of our NGL marketing business—in the third quarter, NGL product sales are historically lower than in the fourth and first quarters (i.e., the winter months) as some NGL production is stored for winter sale.

        In the E&P segment in our U.S. operations, record production was offset by lower average sales prices. Increased depreciation offset income from our Canadian operations.

        Additionally, we wrote down $1.7 million after-tax in deferred financing costs as a result of our May 24, 2002, credit facility amendment, a result of the Partnership's IPO, and an earlier amendment.

        Gas gathering, processing and marketing revenues.    Gas gathering, processing and marketing revenues were $106.7 million for the nine months ended September 30, 2002, compared to $142.4 million for the nine months ended September 30, 2001, a decrease of $35.6 million, or 25%. GPM revenues decreased primarily due to:

  •
  In Appalachia, we experienced significantly lower average NGL product sales prices in 2002 partially offset by higher sales volumes, resulted in a net decrease of $15.2 million.

  •
  In Appalachia, we recorded net $1.7 million non-cash, ineffectiveness charge related to our hedging activities.

  •
  Reduced sales prices and volumes in our 2002 gas marketing operations resulted in a $14.3 million decrease in revenues. Gas marketing is a high-volume, low-margin operation conducted in support of our midstream business.

        Exploration and production revenues.    Exploration and production revenues were $22.2 million for the nine months ended September 30, 2002, compared to $9.6 million for the nine months ended September 30, 2001, an increase of $12.6 million, or 131%. E&P revenues increased primarily due to our August 2001 E&P Canadian acquisition and subsequent drilling success, which together have added

17,500 Mcfe/d of average production. Our capital program in the U.S. has also yielded an additional 2,100 Mcfe/d of average production during 2002. Our volume increases have been partially offset by price decreases. In the second quarter of 2002, we reported that our volumes had been constrained in Alberta, Canada due to higher than specification "dew point" (a small amount of NGLs in the natural gas caused this condition). We successfully resolved this issue at the north Bantry property by installing a small gas plant for $0.6 million in June 2002. In the third quarter of 2002, this condition surfaced at the south Bantry property due to our continued drilling success, and volumes again were constrained. We expect to resolve this issue through the installation of a $0.6 million plant at the south Bantry property.

        Purchased gas costs.    Purchased gas costs were $86.7 million for the nine months ended September 30, 2002, compared to $119.6 million for the nine months ended September 30, 2001, a decrease of $33.0 million, or 28%. Purchased gas costs decreased in 2002 primarily due to the following:

  •
  In Appalachia, we experienced lower average purchase costs in 2002 partially offset by higher sales volumes, resulted in a net decrease of $10.7 million.

  •
  Reduced average purchase prices more than offset increased volumes in our 2002 gas marketing operations netting to a $15.9 million decrease in purchased gas costs. Gas marketing is a high-volume, low-margin operation completed in support of our midstream business.

        Plant operating expenses.    Plant operating expenses were $12.2 million for the nine months ended September 30, 2002, compared to $11.9 million for the nine months ended September 30, 2001, an increase of $0.3 million, or 3%.

        Lease operating expenses.    Lease operating expenses were $5.2 million for the nine months ended September 30, 2002, compared to $2.4 million for the nine months ended September 30, 2001, an increase of $2.8 million, or 120%. Lease operating expense increased in 2002 primarily due to the addition of our Canadian operations in August 2001.

        Transportation costs.    Transportation costs were $1.2 million for the nine months ended September 30, 2002, compared to $0.5 million for the nine months ended September 30, 2001, an increase of $0.7 million, or 126%. The increase was caused by the addition of our Canadian operations in August 2001 as well as increased throughput from our Rocky Mountain properties.

        Production taxes.    Production taxes were $1.4 million for the nine months ended September 30, 2002, compared to $0.6 million for the nine months ended September 30, 2001, an increase of $0.8 million, or 155%. Production taxes increased in 2002 primarily due to the addition of our Canadian operations in August 2001.

        Selling, general and administrative expenses.    Selling, general and administrative expenses were $8.2 million for the nine months ended September 30, 2002, compared to $6.2 million for the nine months ended September 30, 2001, an increase of $2.0 million, or 33%. Expenses related to operating the businesses of our August 2001 Canadian E&P acquisition and our fully consolidated subsidiary—MarkWest Energy Partners, L.P., which had its initial public offering in May 2002—principally caused the increase.

        Depreciation, depletion and amortization.    Depreciation, depletion and amortization were $15.8 million for the nine months ended September 30, 2002, compared to $6.3 million for the nine months ended September 30, 2001, an increase of $9.5 million, or 149%. The increase was principally the result of our August 2001 Canadian E&P acquisition and our increased production. As we continue to drill and develop our acreage in Canada, we expect our depletion rate per unit of production to decrease.

        Interest expense.    Interest expense was $3.0 million for the nine months ended September 30, 2002, compared to $2.6 million for the nine months ended September 30, 2001, an increase of $0.4 million, or 15%. Additional debt incurred in connection with the financing of our August 2001 Canadian acquisition, partially offset by decreased interest rates, was the primary reason for the increase.

        Write-off of deferred financing costs.    We wrote off $2.9 million in deferred financing costs as a result of the May 24, 2002 amendment to our credit facility—which was completed concurrently with the IPO of our consolidated subsidiary, MarkWest Energy Partners, L.P.—and an earlier amendment.

        Gain on sale to related party.    Immediately after the IPO, MarkWest Hydrocarbon sold an 8.6% interest in MarkWest Energy GP, L.L.C., the general partner of the Partnership, and 24,864 of its Partnership subordinated units, representing a 0.4% limited partner interest in the Partnership, to certain officers and key employees of MarkWest Hydrocarbon for $183,497 and $407,770, respectively. The officers and employees paid approximately 30% of the purchase price in cash and financed the remainder via loans from MarkWest Hydrocarbon. The loans are formalized by non-recourse promissory notes requiring the principal balance to be repaid no later than June 30, 2009, and bearing interest at the rate of 7% per annum on the unpaid balance. For each transaction, we recognize a gain on the purchase price in excess of our book value to the extent that the purchase price was paid in cash, approximately $141,000 during 2002. The remaining balance of $328,000 was recorded as deferred income and is included in accrued liabilities on our balance sheet.

        Minority interest.    Minority interest in net income of consolidated subsidiary represents the public unitholders' interest in MarkWest Energy Partners, L.P., which completed its initial public offering on May 24, 2002.

Critical Accounting Policies

        In addition to the Critical Accounting Policies described in our most recent Form 10-K, please see below for a description of our Critical Accounting Policies.

        Price Risk Management Activities.    We account for price risk management activities based upon the fair value accounting methods prescribed by SFAS No. 133. Risk management activities include utilizing various hedging contracts and other derivatives to reduce volatility in our cash flow. SFAS No. 133 require that we determine the fair value of the instruments we use in these business activities and reflect them in our balance sheet at their fair values. However, changes in the fair value of our cash flow hedges are generally recognized in our income statement when the hedge is settled.

        One of the primary factors that can have an impact on our results each period is the price assumptions used to value our hedges. Many of these instruments have quoted market prices. However, we are required to use internal valuation techniques or models to estimate the fair value of instruments that are not traded on an active exchange or that have terms that extend beyond the time period for which exchange-based quotes are available. These modeling techniques require us to estimate the level of correlation between future changes in the fair value of the hedge instrument and the transaction being hedged, both at the inception and on an ongoing basis. This is complicated since energy commodity prices, the primary risk we hedge, have basis (location) differences that can be difficult to hedge effectively. The factors underlying our estimates of fair value and our assessment of correlation of our hedging derivatives are impacted by actual results and changes in conditions that affect these factors, many of which are beyond our control. You should read "Item 3 Quantitative and Qualitative Disclosures about Market Risk" for further discussion regarding our risk management activities.

Liquidity and Capital Resources

        Historically, we have satisfied our working capital requirements and funded our capital expenditures with cash generated from operations and borrowings under our credit facility. From time to time, our sources of funds are supplemented with proceeds from the sale of a non-core asset. We may also use operating leases to finance support equipment, like compressors.

        We believe that cash generated from our operations, and our borrowing capacity will be sufficient to meet our working capital requirements and fund our required capital expenditures. Future capital expenditures are mostly discretionary and, in our exploration and production segment, will be increased or decreased with cash flow from operations and with availability under our credit facility, which relates to MarkWest Hydrocarbon's borrowing base. Cash generated from operations in MarkWest Hydrocarbon will depend on our operating performance, which will be affected by prevailing commodity prices and other factors, some of which are beyond our control. MarkWest Hydrocarbon's borrowing base is a function of our proved reserves (which are impacted by production, our drilling results, and commodity prices), as well as our NGL marketing business's receivables and inventory levels.

        As part of the formation of MarkWest Energy Partners, MarkWest Hydrocarbon retained our commodity price exposure to a variable processing margin (NGL revenues less natural gas costs, for about three-quarters of the Appalachian volumes). This variability has been reduced due to our increased E&P segment's natural gas production, as is further discussed in Item 3, Quantitative and Qualitative Disclosures about Market Risk.

        As described above under Results of Operations, within our GPM business segment, during the third quarter we experienced (a) some ineffectiveness in our hedging program, reducing our cash flow from operations by $1.8 million, and (b) significantly below average processing margins. Both conditions only affected MarkWest Hydrocarbon on a standalone basis and did not impact the Partnership. Both conditions have also improved recently as NGL product sales prices have risen (including relative to crude oil for hedges). Within our E&P business segment, we suffered constrained throughput in Alberta, Canada because of higher than specification "dew point." As a result of these events and the related impact on our financial flexibility, we have reduced our capital expenditure program for the remainder of 2002 by $2.5 million.

        We have also elected to sell 500,000 subordinated units we own in the Partnership, which would reduce our ownership to 2,500,000 subordinated units, or a 47% interest from the current 56% interest. The funds received will allow us to drill our large inventory of Canadian prospects at a faster rate in 2003 than we otherwise would have. In October 2002, we signed a letter of intent to sell these 500,000 subordinated units for estimated net proceeds of $8 million. We expect to complete the sale of these subordinated units during the fourth quarter of 2002, although there is no assurance that such sale will be completed. In the event the planned sale does not occur, we expect to reduce our planned 2003 capital expenditure program or consider the sale of a mature E&P property.

        As of September 30, 2002, on a standalone basis (i.e., prior to consolidating the Partnership) MarkWest Hydrocarbon had borrowed $41.6 million of its $45.7 million available credit under its $60 million credit facility. Our available credit increases or decreases with monthly changes in our NGL accounts receivable and inventory levels and our semiannual borrowing base redetermination based on our proved reserves. As of September 30, 2002, the Partnership had borrowed $21.4 million of its $48 million available credit under its $60 million credit facility.

        For the Partnership, future acquisitions or projects are expected to be financed through a combination of debt and issuance of additional units, as is common practice with master limited partnerships.

  Cash Flows

        Net cash provided by operating activities was $33.9 million and $12.4 million for the nine months ended September 30, 2002 and 2001, respectively. Net cash provided by operating activities increased during the first nine months of 2002 due to (a) greater cash flows from operating activities, primarily from our growing E&P business, and (b) timing of cash receipts and disbursements.

        Net cash used in investing activities was $25.1 million and $66.4 million for the nine months ended September 30, 2002 and 2001, respectively. Net cash used in investing activities was larger in 2001 principally due to the purchase of our Canadian E&P operations during August 2001.

        Net cash used in financing activities was $9.1 million during the first nine months of 2002. Net cash provided by financing activities was $55.5 million during the first nine months of 2001. During 2001, we borrowed money to fund our Canadian E&P acquisition. During 2002, we paid down debt with the proceeds received from the Partnership on its IPO.

  Capital Requirements

        MarkWest Hydrocarbon projects capital expenditures of $29 million for 2002, of which we had spent $25 million as of September 30, 2002, principally in our E&P segment. Our capital spending is principally discretionary and may change contingent upon a number of factors, including our results of operations.

Outlook

        Looking forward, a new gas stream is expected to begin flowing late fourth quarter 2002, when a new gatherer completes its connection into the existing transmission system upstream of the Partnership's Kenova NGL extraction plant. The Partnership has sufficient unused capacity to process for a fee the expected additional 10,000 Mcf/d of natural gas and the resulting 20,000 gallons per day of NGL products.

        Following are our best current estimates of fourth quarter 2002 results for MarkWest Hydrocarbon and MarkWest Energy Partners. Please be aware of the risk factors outlined above, among other factors, which could cause actual results to differ materially from these forward-looking numbers.

	Year Ended December 31, 2001 (Actual)	Three Months Ending December 31, 2002 (Estimated)
	(dollars in thousands)
Exploration & Production
Production volume (Mcfe/d)	13,400	30,000
Capital expenditures(a)	$13,700	$4,000
MarkWest Energy Partners
Appalachia
Gas processed for a fee (Mcf/d)	192,000	210,000
NGL volume fractionated for a fee (gal/day)	423,000	460,000
Maintenance capital expenditures	$576	$200
Michigan
Gas processed for a fee (Mcf/d)	8,800	18,000

Year Ending December 31, 2002 (Estimated)
(dollars in thousands)
MarkWest Hydrocarbon, Inc., Consolidated
Adjusted EBITDA(b)	$23,000 — $27,000
Cash flow(c)	$19,000 — $23,500

(a)
Does not include $50 million for Canadian acquisition in August 2001.

(b)
Earnings before non-cash hedging ineffectiveness, interest income, interest expense, write-down of deferred financing costs, gain on sales, income taxes, depreciation, depletion and amortization and minority interest in net income of consolidated subsidiary.

(c)
Cash flows provided by operating activities prior to changes in operating assets and liabilities.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

  Commodity Price Risk

        Overview.    Our primary risk management objective is to reduce volatility in our cash flow. On a long-term basis, our natural gas sales volumes in our E&P segment largely offset our keep-whole contractual requirements for purchasing natural gas in our GPM segment in Appalachia, thereby reducing our risk caused by fluctuations in natural gas prices. In the short term, we may choose to let this natural hedge be operative, or we may elect to hedge our E&P segment and our processing margin in Appalachia separately. We are currently evaluating the latter alternative of hedging each business separately.

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

        We enter into OTC swaps with counterparties that are members of our bank group or other energy and marketing companies. We conduct credit reviews and our agreements contain collateral requirements. We use standardized swap agreements that allow for offset of positive and negative exposures. Net credit exposure is marked to market daily. We are subject to margin deposit requirements under OTC agreements, except for agreements with a member of our bank group, and NYMEX positions.

        The use of financial instruments may expose us to the risk of financial loss in certain circumstances, including instances when (a) sales volumes are less than expected requiring market purchases to meet commitments, or (b) our OTC counterparties fail to purchase or deliver the contracted quantities of natural gas, NGL, or crude oil or otherwise fail to perform. To the extent that we engage in hedging activities, we may be prevented from realizing the benefits of favorable price changes in the physical market. However, we are similarly insulated against decreases in such prices. We are also exposed to financial loss for basis risk as described further below.

        Natural Gas Price Risk.    As of September 30, 2002, we have hedged our combined Canadian and Rocky Mountain natural gas volumes and prices as follows:

	Table I Hedged Natural Gas Sales
		Year Ending
	Three Months Ended December 31, 2002
		December 31, 2003	December 31, 2004	December 31, 2005
MMBtu	1,380,000	3,320,000	1,962,000	44,000
$/MMBtu	$3.14	$3.36	$3.28	$3.34
Henry Hub Equivalent $/MMBtu(1)	$3.68	$3.87	$3.70	$3.59

(1)
Reflects our hedged natural gas prices as if natural gas was sold at Henry Hub (NYMEX).

        Also, within our GPM segment, for certain Appalachian natural gas sales, as of September 30, 2002, we hedged 162,000 MMBtu and 54,000 MMBtu at $4.09 per MMBtu for the fourth quarter of 2002 and the year 2003, respectively.

        NGL Product Price Risk.    We hedge our NGL product sales by selling forward propane or crude oil. As of September 30, 2002, we have hedged Appalachian and Michigan NGL product sales as follows.

	Table II Hedged Sales Price for NGL Products
	Three Months Ended December 31, 2002	Year Ending December 31, 2003
MarkWest Hydrocarbon, Inc.
NGL Volumes Hedges Using Crude Oil
NGL gallons	31,152,000	85,979,000
NGL sales prices per gallon	$0.46	$0.44
MarkWest Energy Partners, L.P.
NGL Volumes Hedged Using Crude Oil
NGL gallons	1,695,000	3,731,000
NGL sales price per gallon	$0.50	$0.47
NGL Volumes Hedged Using Propane
NGL gallons	189,000	1,260,000
NGL sales price per gallon	$0.40	$0.41
Total NGL Volumes Hedged
NGL gallons	1,884,000	4,991,000
NGL sales price per gallon	$0.49	$0.45

        Under Table II, all projected margins or prices on open positions assume that both (a) the basis differentials between our sales location and the hedging contract's specified location and (b) the correlation between crude oil and NGL products are consistent with historical averages.

        In addition to these risk management tools, we utilize our NGL product storage facilities and contracts for third-party storage to build product inventories during lower-demand periods for resale during higher-demand periods.

        Basis Risk.    Basis risk is the risk that an adverse change in the hedging market will not be completely offset by an equal and opposite change in the price of the physical commodity being hedged. We hedge our basis risk for natural gas. Our basis risk for natural gas stems from the geographic price differentials between our E&P sales location (San Juan basin and Alberta, Canada) and hedging contract delivery location (NYMEX) and our GPM purchase location (Appalachia) and NYMEX. We are generally unable to hedge our basis risk for NGL products. We have two different types of NGL product basis risk. First, NGL product basis risk stems from the geographic price differentials between our sales locations and hedging contract delivery locations. We cannot hedge our geographic basis risk because there are no readily available products or markets. Second, NGL product basis risk also results from the difference in relative price movements between crude oil and NGL products. We may use crude oil, instead of NGL products, in our hedges because the NGL hedge products and markets are limited. Crude oil is highly correlated with certain NGL products. As discussed under Results of Operations above, during the third quarter of 2002, we experienced some ineffectiveness in our GPM hedging activities, which reduced our cash flows from operations and also required us to record a non-cash charge for potential ineffectiveness of hedges for future quarters.

        As of September 30, 2002, our natural gas basis hedges were as follows:

	Table III Hedged Natural Gas Basis
	Three Months Ended December 31, 2002	Year Ending December 31, 2002
MMBtu	491,000	2,996,000
$/MMBtu	($0.47)	($0.42)

Item 4. Controls and Procedures

        Based on their evaluation of the internal controls, disclosure controls and procedures within 90 days of the filing date of this report, the Chief Executive Officer and the Chief Financial Officer have concluded that the effectiveness of such controls and procedures is satisfactory. Further there were not any significant changes in our internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation.

PART II—OTHER INFORMATION

Item 1. Legal Proceedings

        Reference is made to Note 6 of our Consolidated Financial Statements in Item 1 of this Form 10-Q.

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

        None.

SIGNATURE

        Pursuant to the requirements of the Securities Exchange Act of 1934, MarkWest Hydrocarbon, as registrant, has duly caused this report to be signed on its behalf by the undersigned, thereunto authorized.

MARKWEST HYDROCARBON, INC. (Registrant)
Date: November 12, 2002	By:	/s/ GERALD A. TYWONIUK
Gerald A. Tywoniuk Senior Vice President and Chief Financial Officer (On Behalf of the Registrant and as Principal Financial Officer)

CERTIFICATION

        I, John M. Fox, certify that:

1.
I have reviewed this quarterly report on Form 10-Q of MarkWest Hydrocarbon, Inc.;

2.
Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.
Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.
The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)
designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b)
evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

c)
presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.
The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

a)
all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b)
any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6.
The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 12, 2002
/s/ John M. Fox John M. Fox Chief Executive Officer

CERTIFICATION

        I, Gerald A. Tywoniuk, certify that:

1.
I have reviewed this quarterly report on Form 10-Q of MarkWest Hydrocarbon, Inc.;

2.
Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.
Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.
The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)
designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b)
evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

c)
presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.
The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

a)
all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b)
any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6.
The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 12, 2002
/s/ Gerald A. Tywoniuk Gerald A. Tywoniuk Senior Vice President and Chief Financial Officer