Form 10-K
period 2002-12-31
MARKWEST HYDROCARBON INC
filed 2003-03-31
CIK 1019756

Use these links to rapidly review the document
Table of Contents
ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒	Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended December 31, 2002.
☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from to

Commission File Number 1-11566

MARKWEST HYDROCARBON, INC.
(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	84-1352233 (I.R.S. Employer Identification No.)

155 Inverness Drive West, Suite 200, Englewood, CO 80112-5000
(Address of principal executive offices)

Registrant's telephone number, including area code: 303-290-8700

        Securities registered pursuant to Section 12(b) of the Act: Common Stock, $0.01 par value, American Stock Exchange

        Securities registered pursuant to Section 12(g) of the Act: None

        Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐

        Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

        Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act). Yes ☐    No ☒

        The aggregate market value of voting common stock held by non-affiliates of the registrant on June 30, 2002 was approximately $29,815,042.

        The number of shares outstanding of the registrant's common stock as of February 28, 2003, was 8,520,942.

DOCUMENTS INCORPORATED BY REFERENCE

        The information required by certain items of Part III of this Report (Items 10, 11, 12 and 13) is incorporated by reference from the registrant's proxy statement to be filed pursuant to Regulation 14A with respect to the 2003 annual meeting of stockholders.

MarkWest Hydrocarbon, Inc.
Form 10-K
Table of Contents

              Glossary of Terms

Bbls	barrels
Btu	one British thermal unit, an energy measurement
Gal/d	gallons per day
MBbl	one million barrels
Mcf	one thousand cubic feet of natural gas
Mcfe	one thousand cubic feet of natural gas equivalent
Mcf/d	one thousand cubic feet of natural gas per day
Mcfe/d	one thousand cubic feet of natural gas equivalent per day
MMBtu	one million British thermal units, an energy measurement
MMcf	one million cubic feet of natural gas
MMcfe	one million cubic feet of natural gas equivalent
NGLs	natural gas liquids, such as propane, butanes and natural gasoline
One barrel of oil or NGLs is the energy equivalent of six Mcf of natural gas.

PART I

        Throughout this document we make statements that are classified as "forward-looking". Please refer to the "Forward-Looking Information" included later in this section for an explanation of these types of assertions. Also, in this document, unless the context requires otherwise, references to "we"," us", "our", "MarkWest Hydrocarbon" or the "Company" are intended to mean MarkWest Hydrocarbon, Inc., and its consolidated subsidiaries.

ITEMS 1. AND 2. BUSINESS AND PROPERTIES

General

        We are a growing energy company that (i) explores for, develops and produces natural gas; (ii) gathers and processes natural gas and transports, fractionates and stores NGLs through our consolidated subsidiary, MarkWest Energy Partners, L.P. (MarkWest Energy Partners or the Partnership); and (iii) markets natural gas and natural gas liquids (NGLs) in support of our E & P and midstream businesses. These businesses are discussed in detail later in this section of this report.

        We were founded in 1988 as a partnership and later incorporated in Delaware. We completed our initial public offering in 1996. Our common stock is traded on the American Stock Exchange under the symbol "MWP." Our executive offices are located at 155 Inverness Drive West, Suite 200, Englewood, Colorado 80112-5000.

Recent Developments

        Since 1999, we have undertaken several important initiatives that have transformed MarkWest Hydrocarbon into a more focused midstream services and gas exploitation and development company. Our midstream services business is conducted through our 46.7%-owned subsidiary, MarkWest Energy Partners. The gas exploitation business is conducted by MarkWest Hydrocarbon. MarkWest Hydrocarbon also markets its own NGLs and natural gas. In chronological order, these initiatives are:

  •
  From 1999-2001, we expanded our Appalachian infrastructure, which collectively increased our total natural gas design processing capacity by 127,000 Mcf/d. During this time, we assumed operation of a processing plant (Boldman), acquired another plant (Cobb), built two more (Maytown and Kermit) and expanded another (Kenova). We also expanded our Siloam fractionator. The entire $28.9 million expansion project was completed in mid-2001.
  •
  In August 2001, we acquired two privately owned, independent Canadian exploration and production companies for over $50 million. The acquisition more than doubled our reserves at the time. It is also provided us with the necessary size and cash flow needed to form MarkWest Energy Partners. The acquisition included significant undeveloped acreage, approximately 50,000 gross acres as of December 31, 2002, that we believe, and our drilling results to date indicate, holds significant reserves.
  •
  In May 2002, we spun off the majority of our gathering and processing assets into a master limited partnership, MarkWest Energy Partners, L.P. (MarkWest Energy Partners), while simultaneously completing its initial public offering. The limited partnership structure reduces our cost of capital and provides a platform to efficiently grow our midstream business. As of December 31, 2002, we own a 46.7% interest in MarkWest Energy Partners consisting of 2,479,762 subordinated units and a 2% general partner interest. Through our ownership of the general partner, we control and operate MarkWest Energy Partners.
  •
  In March 2003, we began delivering on the growth potential of MarkWest Energy Partners when it was announced MarkWest Energy Partners had entered into an agreement to merge with Pinnacle Natural Gas Company and certain affiliates for approximately $38 million. The acquired assets, primarily located in Texas, are comprised of (a) three lateral natural gas pipelines transporting up to 1.1 Bcf/day of natural gas under firm contracts to power plants and (b) eighteen gathering systems gathering more than 44,000 Mcf/d. The acquisition complements and expands MarkWest Energy Partners' core fee-based business, while providing geographic and customer diversification. The acquisition will be financed primarily through borrowings under the Partnership's credit facility, which was recently expanded by $15 million.

Strategy

        We believe the primary opportunities for our company are tied to our ability to successfully:

  •
  Execute our Canadian and U.S. drilling program—For the year ended December 31, 2002, our production increased 122% over the prior year. We also added reserves equal to 149% of production. We favor low-risk exploitation drilling, and between the U.S. and Canada, we have a multi-year inventory of projects. In 2003, we plan to drill 21 (8.9 net) wells in the U.S. and 50 (37.5 net) in Canada with our $17 million capital budget. Our goal is to add 150% of our 2003 production volumes to our year-end 2003 reserves.
  •
  Grow MarkWest Energy Partners—We intend to grow MarkWest Energy Partners through acquisitions and internal growth. Our ability to grow through acquisitions is evidenced by our March 2003 acquisition of the Pinnacle companies. The potential for internal growth is evidenced by the January 2003 connection of a new gatherer upstream of our Kenova NGL extraction plant. MarkWest Energy Partners has sufficient capacity to process the expected additional 10,000 Mcf/d of natural gas and the resulting 20,000 gallons per day of NGLs.

Business

        Our business activities are segregated into three segments:

  •
  Exploration and production;
  •
  Gathering and processing; and
  •
  Marketing.

        Exploration and production and marketing are business activities conducted by MarkWest Hydrocarbon; MarkWest Energy Partners is responsible for gathering and processing. You should read Note 14 of the accompanying Notes to Consolidated Financial Statements included in Item 8 of this Form 10-K for financial information about our business segments.

  Exploration and Production

        Our exploration and production business includes development, exploration, production and acquisition of natural gas and, to a lesser extent, oil. Our E&P segment produces natural gas in the Rocky Mountains of southern Colorado and northern New Mexico (San Juan Basin), Michigan and, as a result of our August 2001 acquisition, Alberta, Canada. We focus on low-risk exploitation of natural gas in existing, proven fields.

  Reserves

        Please review Note 18 of the accompanying Notes to Consolidated Financial Statements included in Item 8 of this Form 10-K for information regarding our proved and developed oil and gas reserves and the standardized measure of discounted future net cash flows and changes therein.

        We have not filed any oil or natural gas reserve estimates or included any such estimates in reports to a Federal or foreign government authority or agency, other than the Securities and Exchange Commission (SEC) and the Department of Energy (DOE). There were no differences between the reserve estimates included in the SEC report, the DOE report and those included herein, except for production and additions and deletions due to the difference in the "as of" dates of such reserve estimates.

  Production

        The following table sets forth information regarding net oil and natural gas production, average sales prices and other production information. Hedging gains and losses are disclosed separately for the years ended December 31, 2002, 2001 and 2000.

	United States			Canada(1)
	2002	2001	2000	2002	2001
	(in thousands, except unit sales price)
Quantities produced and sold:
Natural gas (MMcf)	3,228	2,743	1,318	7,098	1,944
Oil and liquids (MBbl)	23	36	10	45	21
Total MMcfe(2)	3,367	2,959	1,380	7,370	2,073
Average Mcfe/d	9,200	7,400	3,800	20,200	5,700
Average sales price:
Natural gas ($/Mcf) sales price received	$2.54	$3.36	$3.71	$2.55	$2.35
Natural gas ($/Mcf) effects of energy swaps	$0.44	$(0.01)	$(0.76)	$0.26	$—
Oil and liquids ($/Bbl)	$15.61	$15.89	$28.99	$18.20	$16.35
Average production (lifting) costs ($/Mcfe)	$1.24	$1.38	$1.72	$0.96	$0.67

(1)
The results for 2001 reflect the result of our Canadian acquisition since August 2001. Production in Canada for August 1, 2001 to December 31, 2001 averaged 13,500 Mcfe/d.
(2)
Oil and liquid production is converted to natural gas equivalents (Mcfe) at a rate of one barrel to six Mcf.

  Productive Wells

        The following table sets forth information regarding the number of productive wells in which we held a working interest at December 31, 2002:

	2002 Productive Wells(1)
	Gas Wells		Oil Wells
	Gross(2)	Net(3)	Gross	Net
United States
San Juan Basin	130	61.3	—	—
Michigan	5	1.8	—	—

Total	135	63.1	—	—
Canada
Alberta	100	78.0	18	12

Total wells	235	141.1	18	12

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

	United States						Canada(1)
	2002		2001		2000		2002		2001
Gross(2) (Net)(4) wells
Development
Natural gas	14	(8)	1	(0.5)	1	(0.5)	13	(12.3)	10	(8.5)
Oil	—	(—)	—	(—)	—	(—)	1	(—)	—	(—)
Non-productive(3)	—	(—)	—	(—)	—	(—)	3	(2.5)	—	(—)

Total	14	8	1	(0.5)	1	(0.5)	17	(14.8)	10	(8.5)

Exploratory
Natural gas	2	(0.3)	1	(0.2)	1	(0.3)	13	(10.6)	7	(6.3)
Oil	—	(—)	—	(—)	—	(—)	2	(2.0)	—	(—)
Non-productive	—	(—)	—	(—)	4	(1.6)	6	(5.5)	1	(1.0)

Total	2	(0.3)	1	(0.2)	5	(1.9)	21	(18.1)	8	(7.3)

Recompletion(5)
Natural gas	5	(2.5)	16	(10.2)	8	(3.9)	12	(11)	—	(—)
Oil	—	(—)	—	(—)	—	(—)	—	(—)	—	(—)
Non-productive	—	(—)	—	(—)	—	(—)	4	(4)	—	(—)

Total	5	(2.5)	16	(10.2)	8	(3.9)	16	(15)	—	(—)

Total gross wells	21	(10.8)	18	(10.9)	14	(6.3)	54	(47.9)	18	(15.8)

(1)
The results for 2001 reflect the results of our Canadian acquisition since August 2001.

(2)
A gross well is a well in which a working interest is owned.

(3)
A non-productive well is a well deemed to be incapable of producing either natural gas or oil in sufficient quantities to justify completion as a natural gas or oil well.

(4)
One net well is deemed to exist when the sum of the fractional ownership working interest in gross wells equals one producing well, in addition to the existing producing horizon. These are dually completed wells.

(5)
A recompletion well is a well which within an existing wellbore, a different geological horizon with proved reserves is completed as a producing well, in addition to the existing producing horizon. These are dually completed wells.

  Acreage

        The following table sets forth the leasehold acreage held by MarkWest Hydrocarbon at December 31, 2002.

	Developed Acreage(1)		Undeveloped Acreage(2)
	Gross(3)	Net(4)	Gross	Net
United States
San Juan Basin	14,577	5,871	440	216
Michigan	1,953	1,040	8,810	5,911

Total	16,530	6,911	9,250	6,127

Canada
Alberta	76,647	58,323	49,609	31,971

Total Acreage	93,177	65,234	58,859	38,098

(1)
Developed acres are those acres that are spaced or assigned to productive wells.

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

        We have a number of farm-in agreements in Canada where we are able to earn additional leasehold acreage through drilling and 3D seismic programs. These agreements would allow us to earn up to an additional 74,240 gross and 59,946 net acres through the year 2003.

  Gathering and Processing

        MarkWest Energy Partners gathers and processes natural gas and transports, fractionates and stores NGLs for MarkWest Hydrocarbon and other energy companies. The Partnership's midstream operations are currently concentrated in two core areas—the Appalachian basin and Michigan. MarkWest Energy Partners is the largest gas processor in the northeastern United States, processing the gas or fractionating the NGLs delivered by substantially all of the producers who deliver gas into two of the three largest gathering systems in Appalachia.

  Appalachia

        The majority of the Partnership's assets are located in the Appalachian basin, a large natural gas producing region in the United States characterized by long-lived reserves, modest decline rates and natural gas with high NGL content. Natural gas and NGLs produced in Appalachia typically command premium pricing given Appalachia's location in the northeast United States where historical demand for natural gas and NGL products, particularly propane, has significantly exceeded both local production and interstate pipeline capacity during peak winter periods. This factor has enabled NGL suppliers in Appalachia (principally MarkWest Hydrocarbon, Marathon Ashland Petroleum LLC and Dominion Transmission, Inc.) to price their products (particularly propane) at a premium to Gulf Coast spot prices, especially during winter, the highest demand period. We believe that the higher relative prices for natural gas and NGLs encourage continued development of natural gas production in the region as compared to other regions.

        MarkWest Energy Partners owns and operates the following facilities in Appalachia:

				Year Ended December 31, 2002
Plant Facilities(1)	Location	Year Constructed	Design Throughput Capacity	Gas Throughput (Mcf/d)		NGL Production Throughput (Gal/Year)
Boldman Extraction Plant	Pike County, KY	1991	70,000 Mcf/d	42,000		NA
Cobb Extraction Plant	Kanawha County, WV	1968	35,000 Mcf/d	24,000		NA
Kenova Extraction Plant(2)	Wayne County, WV	1996	160,000 Mcf/d	136,000		NA
Maytown Extraction Plant	Floyd County, KY	2000	55,000 Mcf/d	64,000	(4)	NA
Kermit Extraction Plant	Mingo County, WV	2001	(1)	(1)		NA
Siloam Fractionation Plant(3)	South Shore, KY	1957	600,000 Gal/d	N/A		476,000
					Year Ended December 31, 2002
				Design Throughput Capacity (Gal/d)
Transmission Facilities(1)	Location	Year Constructed	Length in Miles		NGL Throughput (Gal/d)
Kenova to Siloam pipeline	Wayne County, WV to South Shore, KY	1957	36	831,000	410,000
Maytown to Kenova pipeline(4)	Lincoln County to Wayne County, WV	1976	100	160,000	145,000

(1)
Represents MarkWest Hydrocarbon until May 23, 2002, and MarkWest Energy Partners from May 24, 2002—the date its IPO closed.

(2)
Kenova also extracts NGLs from natural gas previously extracted at our Kermit processing plant. Kermit volumes require further processing. Includes fractionation of NGLs extracted at Kenova, Boldman, Cobb, Kermit and Maytown listed above. Siloam has been continually upgraded since we acquired it in 1988.

(3)
A portion of the pipeline is leased from a third party.

(4)
MarkWest Energy Partners' processing plants were constructed to accommodate gas volumes somewhat in excess of their design throughput capacity.

        The Kenova, Boldman, Cobb, Maytown and Kermit plants extract NGLs from natural gas for further separation at the Siloam fractionator. NGLs recovered at the Boldman facility are sent to Maytown via tanker trucks. NGLs from Kenova and Maytown (including the NGLs from Boldman) are transported to the Siloam fractionator via pipeline. NGLs from our Cobb and Kermit facilities are transported to Siloam via tanker trucks.

        The Siloam fractionation plant receives substantially all of its extracted NGLs via pipeline or tanker truck from the Partnership's five Appalachian processing plants, with the balance received from tanker truck and rail car deliveries from other third-party NGL sources. The extracted NGLs are then separated into NGL products, including propane, isobutane, normal butane and natural gasoline. The typical composition of the NGL throughput in MarkWest Energy Partners' Appalachian operations has been approximately 64% propane, 18% normal butane, 6% isobutane, and 12% natural gasoline. The Partnership does not currently produce and sell any ethane.

  Michigan

        MarkWest Energy Partners' operations in western Michigan consists of the following:

					Year Ended December 31, 2002(2)
		Year Acquired or Placed into Service
Facilities	Location			Throughput Capacity (Mcf/d)	Gas Throughput (Mcf/d)	NGL Production Throughput (Gal/Year)
90-mile sour gas gathering pipeline	Manistee, Mason and Oceana Counties, MI	1996	(1)	25,000	13,800	NA
Fisk Gas Plant	Manistee County, MI	1998		25,000	13,800	11,075,000

NA—Not applicable

(1)
Extended from 31 miles in 1996 to 63 miles in 1997 and 90 miles in 1998.

(2)
Represents MarkWest Hydrocarbon until May 23, 2002, and MarkWest Energy Partners from May 24, 2002—the date its IPO closed.

        The Partnership's gathering pipeline gathers and transports sour gas (includes sulfur) produced by third parties in Oceana, Mason and Manistee Counties for sulfur removal at a treatment plant that is owned and operated by Shell Offshore, Inc. (Shell). The Partnership's gathering pipeline serves approximately 30 wells and 13 producers in this three county area. The Fisk processing plant is also operated by Shell and is located adjacent to its treatment plant. The Fisk plant processes all of the natural gas gathered by our gathering pipeline and produces propane and butane-natural gasoline mix.

        The Partnership currently processes natural gas in western Michigan under a number of third-party agreements containing both fee and percent-of-proceeds components. Under these agreements, production from all of the acreage adjacent to MarkWest Energy Partners' pipeline and processing facility is dedicated to its gathering and processing facilities. Under the fee component of these agreements, which represent approximately two-thirds of our gross margin (revenues less purchased product costs) in Michigan, producers pay the Partnership a fee to transport and treat their gas. Under the percent-of-proceeds component, the Partnership retains a portion of the proceeds from the sale of the NGLs as compensation for the processing services provided. The propane and butane-natural gasoline production is usually sold at the plant.

  Marketing

        Our marketing group markets our NGL production in Appalachia. In 2002, we sold 183 million gallons of NGLs extracted at our Siloam facility. We ship NGL products from Siloam by truck, rail and barge. We sell our own propane and purchase propane from third parties for resale to our wholesale customers. Our marketing customers include propane retailers, refineries, petrochemical plants and NGL product resellers. Most marketing sales contracts have terms of one year or less, are made on best efforts basis and are priced in reference to Mt. Belvieu index prices or plant posting prices. In addition to our NGL product sales, our marketing operations are also responsible for the purchase of natural gas delivered for the account of producers pursuant to our keep-whole processing contracts.

        We strive to maximize the value of our NGL output by marketing directly to our customers. We minimize the use of third-party brokers and instead support a direct marketing staff focused on multi- state and independent dealers. Additionally, we use our own trailer and railcar fleet, as well as our own terminals and owned and leased storage facilities, to enhance supply reliability to our customers. These efforts have allowed us to maintain premium pricing for the majority of our NGL products compared to Gulf Coast spot prices.

        In Appalachia, we have entered into operating agreements with Columbia Gas Transmission Corporation (Columbia Gas) with respect to natural gas delivered into its transmission facilities upstream of MarkWest Energy Partners' Kenova, Boldman and Cobb facilities. Under the terms of these operating agreements, Columbia Gas has agreed to use reasonable, diligent efforts to supply these facilities with consistent volumes of natural gas shipped by Columbia Gas on behalf of the Appalachian producers. The initial terms of our agreements with Columbia Gas run through December 31, 2015, with automatic annual renewals thereafter.

        Our operating agreements with Columbia Gas require us to enter into contracts with the natural gas producers whose production will be processed in the Partnership's Kenova, Boldman and Cobb facilities. We have contractual commitments with approximately 200 such producers in Appalachia. These contracts generally expire in 2009, with Columbia Natural Resources, Inc.'s (Columbia Resources) contract expiring in 2015. Our largest producers are Columbia Resources and Equitable Production Company (Equitable). Under the provisions of our contracts with the Appalachian producers, the producers have committed all of the natural gas they deliver into Columbia Gas' transmission facilities upstream of MarkWest Energy Partners' Kenova, Boldman and Cobb facilities for processing.

        As compensation for providing processing services to our Appalachian producers (we have since outsourced these services to MarkWest Energy Partners as discussed below), we earn both a fee and the NGLs produced. In return, we are required to replace, in dry natural gas, the Btu value of the NGLs extracted. This Btu replacement obligation is referred to in the industry as a "keep-whole" arrangement. In keep-whole arrangements, our principal cost is the replacement of the Btus extracted from the gas stream in the form of NGLs or consumed as fuel during processing with dry gas of an equivalent Btu content. Generally, the value of the NGLs extracted is greater than the cost of replacing those Btus with dry gas, resulting in positive operating margins under these contracts. In the event natural gas becomes more expensive, on a Btu equivalent basis, than NGL products, the cost of keeping the producer "whole" results in operating losses. The spread between the NGL product sales price and the purchase price of natural gas with an equivalent Btu content is called the "frac spread".

        At the closing of its MarkWest Energy Partners' IPO on May 24, 2002, we outsourced our midstream services to the Partnership, which performs natural gas gathering and processing and NGL transportation, fractionation and storage services for us for a fee pursuant to the terms of our operating agreements with the Partnership. Under those agreements, we retained all the benefits and associated risks of our keep-whole contracts with producers. Our NGL and gas marketing operations were not contributed to MarkWest Energy Partners.

        Our keep-whole contracts expose us to commodity price risk, both on the sales side (of NGLs) and on the purchase side (of natural gas), which may make our marketing results and cash flows volatile. We attempt to mitigate our commodity price risk through our hedging program. You should read Item 7A, "Quantitative and Qualitative Disclosures About Market Risk" for further details about our commodity price risk management program.

        Our natural gas marketing group, located primarily in Appalachia, provides services to natural gas producers, sources new gas for our facilities, and purchases our replacement BTU gas, and assists with our business development efforts. Our natural gas marketing operations are a fundamentally high-dollar, low-margin business intended to supplement MarkWest Energy Partners' gathering and processing operations. Consequently, a significant percentage of our overall revenue stems from gas marketing, but the contribution to our gross margin is modest. For the years ended December 31, 2002, 2001, and 2000, 37%, 36%, and 41%, respectively, of gathering, processing and marketing revenue stemmed from gas marketing. However, the gas marketing gross margin (revenue less purchased product cost) as a percent of gathering, processing and marketing gross margin was just 12%, 4%, and 2%, respectively.

Factors Affecting our Operations

Seasonality

        A substantial portion of our midstream revenues and, as a result, our midstream gross margin, remains dependent upon the volume and sales price of NGL products, particularly propane. The volume and sales price of NGL products fluctuate with the winter weather conditions and other supply and demand determinants. The strongest demand for propane and the highest propane sales margins generally occur during the winter heating season. As a result, we recognize a substantial portion of our annual income from our marketing segment during the first and fourth quarters of the year.

Competition

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

        In our midstream businesses, we face competition in obtaining natural gas supplies for our processing and related services operations, in obtaining unprocessed NGLs for fractionation, and in marketing our products and services. Competition for natural gas supplies is based primarily on the location of gas gathering facilities and gas processing plants, operating efficiency and reliability, and our ability to obtain a satisfactory price for products recovered. Competitive factors affecting our fractionation services include availability of capacity, proximity to supply and to industry marketing centers, cost efficiency, and reliability of service. Competition for customers is based primarily on price, delivery capabilities, flexibility, and maintenance of quality customer relationships.

        In competing for new midstream business opportunities, we face strong competition in acquiring natural gas supplies and competing for fees for service. Our competitors include:

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

Government Regulation

United States

        In the Michigan area of our gathering, processing and marketing segment, we own and operate a gathering pipeline in conjunction with our processing plant. Under the Natural Gas Act of 1938, facilities that have as their "primary function" the performance of gathering activities and are not owned by interstate gas pipeline companies are wholly exempt from Federal Energy Regulatory Commission jurisdiction. State and local regulatory authorities oversee intrastate gathering and other natural gas pipeline operations. The Michigan Public Service Commission (MPSC) regulates the construction, operation, rates and safety of certain natural gas gathering and transmission pipelines pursuant to state regulatory statutes. We conduct gas pipeline operations in Michigan through an affiliate, which is subject to this regulation by the MPSC. The design, construction, operation and maintenance of the pipeline are also subject to safety regulations.

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

        Alberta, the province in which we operate, has legislation and regulations that govern land tenure, royalties, production rates and environmental protection. The royalty regime in the province in which we operate is a significant factor in the profitability of our production. Crown royalties are determined by government regulation and are typically calculated as a percentage of production. The value of the production and the rate of royalties payable depends on prescribed reference prices, well productivity, geographical location and the type or quality of the product produced.

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

        In general, we expect industry and regulatory safety standards to become stricter over time, thereby resulting in increased compliance expenditures. While we cannot accurately estimate these expenditures at this time, we do not expect such expenditures will have a material adverse effect on our results of operations.

Employees

        As of December 31, 2002, we had 120 employees. At our fractionation facility in South Shore, Kentucky, the Paper, Allied Industrial, Chemical, and Energy Workers International Union Local 5-0372 represent 15 employees. We entered into our collective bargaining agreement with this Union on June 29, 2001 and it expires in June 2004. The agreement covers only hourly, non-supervisory employees. We consider our labor relations to be good.

Available Information

        You can find more information about us at our Internet website located at www.markwest.com. Our Annual Report on Form 10-K, our Quarterly Reports on Form 10-Q, our Current Reports on Form 8-K and any amendments to those reports are available free of charge through our internet website as soon as is reasonably practicable after we electronically file such material with the SEC.

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

ITEM 3. LEGAL PROCEEDINGS

        MarkWest Hydrocarbon, in the ordinary course of business, is a party to various legal actions. In the opinion of management, none of these actions, either individually or in the aggregate, will have a material adverse effect on our financial condition, liquidity or results of operations.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        There were no matters submitted to a vote of security holders during the quarter ended December 31, 2002.

PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

        Our common stock trades on the American Stock Exchange national market under the symbol "MWP." As of December 31, 2002, there were 8,510,913 shares of common stock outstanding held by approximately 550 holders of record. The following table sets forth quarterly high and low sales prices as reported by the American Stock Exchange for the periods indicated.

	2002		2001
	HIGH	LOW	HIGH	LOW
First Quarter	$8.05	$6.25	$11.50	$7.20
Second Quarter	$8.00	$7.10	$8.55	$5.20
Third Quarter	$7.20	$5.90	$8.55	$6.70
Fourth Quarter	$6.20	$5.31	$7.20	$5.40

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

ITEM 6. SELECTED FINANCIAL DATA

        The following table sets forth selected consolidated historical financial and operating data for MarkWest Hydrocarbon. Certain prior year amounts have been reclassified to conform to the 2002 presentation. The selected consolidated statement of operations and balance sheet data for the years ended December 31, 2002, 2001, and 2000, and as of December 31, 2002 and 2001, are derived from, and are qualified by reference to, our audited Consolidated Financial Statements included elsewhere in this Form 10-K. The selected consolidated statement of operations and balance sheet data set forth below for the years ended December 31, 1999 and 1998, and as of December 31, 2000, 1999 and 1998, have been derived from audited financial statements not included in this Form 10-K. You should read this in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and our Consolidated Financial Statements and accompanying Notes included elsewhere in this Form 10-K.

	Year Ended December 31,
	2002	2001	2000	1999	1998
	(in thousands, except per share amounts and operating data)
Statement of Operations Data:
Revenues(1)	$187,261	$189,066	$222,126	$107,428	$64,783
Net income (loss)	$(2,796)	$2,810	$8,878	$2,823	$(1,211)
Basic earnings (loss) per share	$(0.33)	$0.33	$1.05	$0.33	$(0.14)
Earnings per share assuming dilution	$(0.33)	$0.33	$1.05	$0.33	$(0.14)
Weighted average shares outstanding	8,499	8,478	8,452	8,475	8,490
assuming dilution	8,513	8,499	8,492	8,481	8,490
Balance Sheet Data (as of December 31):
Total assets	$253,314	$250,511	$147,287	$119,243	$103,631
Long-term debt	$64,223	$104,850	$43,000	$44,035	$38,597
Stockholders' equity	$53,352	$69,033	$61,594	$52,719	$50,035
Operating Data:
Exploration and production
Natural gas produced (Mcfe/d)	29,700	13,400	3,800	2,500	1,900
MarkWest Energy Partners(2)
Appalachia:
Natural gas processed for a fee (Mcf/d)(3)	266,000	246,000	235,000	171,000	170,000
NGLs fractionated for a fee (gal/d)(4)	476,000	423,000	406,000	310,000	282,000
Michigan:
Gas volume processed for a fee (Mcf/d)	13,800	8,800	11,000	17,800	16,000

(1)
Includes gas marketing revenues of $56,400, $62,700, $89,700 and $34,100 for the years ended December 31, 2002, 2001, 2000 and 1999 respectively. Our gas marketing operations originated in 1998. Gas marketing activities are low-margin; these activities are undertaken in support of our processing business.

(2)
Represents MarkWest Hydrocarbon until May 23, 2002, and MarkWest Energy Partners from May 24, 2002—the date its initial public offering closed.

(3)
Represents throughput at the Kenova, Cobb, Boldman and Maytown processing plants.

(4)
Prior to May 24, 2002, this represents NGL product production at the Siloam fractionator.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

        The following discussion and analysis relates to factors that have affected our consolidated financial condition and results of operations for the three years ended December 31, 2002, 2001 and 2000. Certain prior year amounts have been reclassified to conform to the presentation used in 2002. In conjunction with the following discussion and analysis, you should also read our Consolidated Financial Statements and related Notes thereto and the "Selected Financial Data" included elsewhere in this Form 10-K.

Initial Public Offering of MarkWest Energy Partners, L.P.

        On May 24, 2002, MarkWest Hydrocarbon contributed most of the assets, liabilities and operations of our midstream business to MarkWest Energy Partners, L.P. in exchange for 3,000,000 subordinated units, a 2% general partner interest in the Partnership, incentive distribution rights (as defined in the Partnership Agreement), and $63.5 million in cash (which was used to pay down bank debt). The Partnership closed its initial public offering on that date selling 2,415,000 common units (including the underwriters' exercise of their over-allotment option) for gross proceeds of $49 million and net proceeds (after fees and expenses) of $43 million. Concurrent with its initial public offering the Partnership borrowed $21.4 million (which is included as long-term debt on the consolidated balance sheet of MarkWest Hydrocarbon). MarkWest Energy Partners' limited partnership structure reduces our cost of capital thereby enhancing our ability to grow our midstream operations more efficiently.

        As of December 31, 2002, we own a 46.7% interest in MarkWest Energy Partners consisting of 2,479,762 subordinated units and a 2% general partner interest. Through our ownership of the general partner of MarkWest Energy Partners, we control and operate MarkWest Energy Partners.

        MarkWest Hydrocarbon's consolidated financial statements, beginning May 24, 2002, reflect the consolidation of MarkWest Energy Partners, with the public unitholders' interest being reflected as a minority interest in the Statement of Operations and Balance Sheet.

Recent Developments

        On March 24, 2002, MarkWest Energy Partners, our consolidated subsidiary, entered into an agreement to merge with Pinnacle Natural Gas Company and certain affiliates for approximately $38 million. The acquired assets, primarily located in Texas, are comprised of (a) three lateral natural gas pipelines transporting up to 1.1 Bcf/day of natural gas under firm contracts to power plants and (b) eighteen gathering systems gathering more than 44,000 Mcf/d. The acquisition complements and expands MarkWest Energy Partners' core fee-based business, while providing geographic and customer diversification. The acquisition will be financed primarily through borrowings under the Partnership's credit facility, which was recently expanded by $15 million.

Results of Operations

  Year Ended December 31, 2002 Compared to the Year Ended December 31, 2001

        Net loss.    Our net loss was $2.8 million for the year ended December 31, 2002, compared to net income of $2.8 million for the year ended December 31, 2001.

        In our exploration and production segment, revenue associated with our increased U.S. production was moderated by lower average sales prices; increased depreciation, depletion and amortization offset income from our Canadian operations.

        In our gathering and processing segment, we had record production at our Siloam fractionator despite a third-party transmission and gathering company's employees' strike, since concluded, and below-average cold weather in Appalachia starting late in 2002.

        However, volatile commodity prices in our marketing segment partially offset record production. NGL products traded at a historically low relationship to crude oil during the third quarter of 2002, which adversely impacted us in two ways. First, on NGL product sales hedged by crude oil, losses on the crude oil sales contracts were not completely offset by increases in physical NGL product sales prices. This caused us to experience $1.0 million less in after-tax revenue than had the historical relationship been realized.

        Second, we recorded a $1.5 million after-tax, non-cash reduction to revenue for estimated ineffectiveness of fourth quarter 2002 and 2003 crude oil hedges of our NGL product sales. Based on historical regression analysis, our crude oil futures contracts are effective for hedge accounting treatment. To calculate the current period ineffectiveness, we compared (and will compare) the futures market's value for existing crude oil futures contracts to the future value of the NGLs hedged (the resulting mark-to-market adjustment). This charge will reverse in future quarters and be offset by actual realized ineffectiveness, if any, which may be of a greater or lesser amount.

        Exploration and production revenue.    Exploration and production revenue was $32.9 million for the year ended December 31, 2002 compared to $15.2 million for the year ended December 31, 2001, an increase of $17.7 million, or 117%. Revenue was higher in 2002 than in 2001 primarily due to production from the two Canadian natural gas production companies acquired in August 2001 and our increased production through drilling in both Canada and the U.S. The effect of the increased production was somewhat moderated by lower average selling prices.

        Gathering, processing and marketing revenue.    Gathering, processing and marketing revenue was $154.3 million for the year ended December 31, 2002 compared to $173.9 million for the year ended December 31, 2001, a decrease of $19.6 million, or 11%. Revenue was lower in 2002 than in 2001 primarily due to:

  •
  A decrease in the average NGL product sales price from our keep-whole contract, or "frac spread", business, net of volume increases, which accounted for approximately $3.6 million of the overall decrease. The average NGL sales price was $0.43 per gallon for the year ended December 31, 2002, compared to $0.55 per gallon for the year ended December 31, 2001, a decrease of $0.12 per gallon, or 22%.

  •
  We recognized a $2.4 million hedging ineffectiveness charge in 2002.

  •
  A decrease in gas marketing revenues, which accounted for approximately $6.2 million of the decrease. Gas marketing revenues declined in 2002 as natural gas prices retreated from above average levels that existed in 2001, more than offsetting volume increases.

  •
  A net $5.4 million decrease from our Michigan operations, primarily a function of the sales of an unusual amount of NGL products in the first quarter of 2001.

        Purchased gas costs.    Purchased gas costs were $127.5 million for the year ended December 31, 2002, compared to $140.2 million for the year ended December 31, 2001, a decrease of $12.7 million, or 9%. Purchased gas costs were lower in 2001 primarily due to:

  •
  A decrease in our gas marketing cost of goods sold, which accounted for $8.2 million of the overall decrease. Gas marketing costs declined in 2002 as natural gas prices retreated from above average levels that existed in 2001, more than offsetting volume increases.

  •
  A net $5.6 million decrease from our Michigan operations, primarily a function of the sales of an unusual amount of NGL products in the first quarter of 2001.

        Plant operating expenses.    Plant operating expenses were $16.3 million for the year ended December 31, 2002, compared to $16.5 million for the year ended December 31, 2001, a decrease of $0.3 million, or 2%.

        Lease operating expenses.    Lease operating expenses were $7.9 million for the year ended December 31, 2002, compared to $3.4 million for the year ended December 31, 2001, an increase of $4.5 million, or 135%. Lease operating expenses increased principally due to our acquisition of two Canadian natural gas production companies in August 2001 and our increased production through drilling in both Canada and the U.S. in 2002.

        Transportation costs.    Transportation costs were $1.7 million for the year ended December 31, 2002, compared to $1.2 million for the year ended December 31, 2001, an increase of $0.4 million, or 35%. Transportation costs increased principally due to our acquisition of two Canadian natural gas production companies in August 2001 and our increased production through drilling in both Canada and the U.S.

        Production taxes.    Production taxes were $2.0 million for the year ended December 31, 2002, compared to $0.7 million for the year ended December 31, 2001, an increase of $1.4 million, or 203%. Production taxes increased principally due to our acquisition of two Canadian natural gas production companies in August 2001 and our increased production through drilling in both Canada and the U.S.

        Selling, general and administrative expenses. Selling, general and administrative expenses were $11.9 million for the year ended December 31, 2002, compared to $8.4 million for the year ended December 31, 2001, an increase of $3.5 million, or 42%. The increase primarily stems from (a) supporting our Canadian operations, which were acquired in August 2001, and (b) the incremental, public company costs from our consolidated subsidiary, MarkWest Energy Partners, which closed its IPO on May 24, 2002.

        Depreciation and depletion.    Depreciation and depletion were $21.4 million for the year ended December 31, 2002, compared to $10.3 million, for the year ended December 31, 2001, an increase of $11.1 million, or 107%. The increase was principally caused by the depletion of reserves through increased production from our 2001 Canadian acquisition and our capital programs in Canada and the U.S.

        Interest expense.    Interest expense was $3.8 million for both the years ended December 31, 2002 and 2001.

        Write-down of deferred financing costs.    We wrote off $3.0 million in deferred financing costs as a result of the May 24, 2002 amendment of our credit facility—which was completed concurrently with the IPO of our consolidated subsidiary, MarkWest Energy Partners—and an earlier amendment.

        Gain on sale of non-operating assets.    During November 2002, we sold 500,000 of our subordinated units of MarkWest Energy Partners to a third party.

  Year Ended December 31, 2001 Compared to the Year Ended December 31, 2000

        Exploration and production revenue.    Exploration and production revenue was $15.2 million for the year ended December 31, 2001 compared to $4.6 million for the year ended December 31, 2000, an increase of $10.6 million, or 233%. Revenue was higher in 2001 than in 2000 primarily due to:

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

        Purchased gas costs.    Purchased gas costs were $140.2 million for the year ended December 31, 2001, compared to $172.6 million for the year ended December 31, 2000, a decrease of $32.4 million, or 19%. Purchased gas costs were lower in 2001 primarily due to:

  •
  A decrease in the average cost of our Appalachian replacement natural gas, which accounted for $6.5 million of the overall decrease. The average cost of our Appalachian feedstock was equivalent to $0.40 per NGL gallon for the year ended December 31, 2001, compared to $0.44 per gallon for the year ended December 31, 2000, a decrease of $0.04 per gallon, or 9%.

  •
  A decrease in gas marketing cost of sales, which accounted for $26.1 million of the overall decrease. Gas marketing cost of sales decreased principally due to a decrease in natural gas costs and volumes sold in 2001.

        Plant operating expenses.    Plant operating expenses were $16.5 million for the year ended December 31, 2001, compared to $15.9 million for the year ended December 31, 2000, an increase of $0.6 million, or 4%.

        Lease operating expenses.    Lease operating expenses were $3.4 million for the year ended December 31, 2001, compared to $1.8 million for the year ended December 31, 2000, an increase of $1.6 million, or 91%. The increase is primarily attributable to our August 2001 Canadian acquisition.

        Transportation costs.    Transportation costs were $1.2 million for the year ended December 31, 2001, compared to $0.5 million for the year ended December 31, 2000, an increase of $0.8 million, or 178%. The increase is primarily attributable to our August 2001 Canadian acquisition.

        Production taxes.    Production taxes were $0.7 million for the year ended December 31, 2001, compared to $0.5 million for the year ended December 31, 2000, an increase of $0.2 million, or 50%. The increase was principally attributable to our August 2001 Canadian acquisition.

        Selling, general and administrative expenses.    Selling, general and administrative expenses were $8.4 million for the year ended December 31, 2001, compared to $8.8 million for the year ended December 31, 2000, a decrease of $0.4 million, or 4%.

        Depreciation and depletion.    Depreciation and depletion were $10.3 million for the year ended December 31, 2001, compared to $5.5 million, for the year ended December 31, 2000, an increase of $4.8 million, or 88%. The increase was principally caused by (a) several Appalachian expansion projects that commenced operations in 2000 and 2001, and (b) the depletion of reserves through increased production from our 2001 Canadian acquisition and our capital programs in Canada, the Rocky Mountains and Michigan.

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

Seasonality

        A portion of our revenue and, as a result, our gross margin, is dependent upon the sales prices of NGL products, particularly propane, and the purchase price of natural gas which fluctuate with winter weather conditions, and other supply and demand determinants. The strongest demand for propane, which increases sales volumes, and the highest propane sales margins generally occur during the winter heating season. As a result, we historically recognize a substantial portion of our annual income during the first and fourth quarters of the year.

Liquidity and Capital Resources

        MarkWest Hydrocarbon's primary sources of liquidity are cash flow generated from operations and borrowings under our credit facility. From time to time, our sources of funds are supplemented with proceeds from sales of a non-core assets and operating leases used to finance support equipment. In 2002, we supplemented these sources through the IPO of MarkWest Energy Partners (net proceeds of $43 million, which was primarily used to pay down our debt) and the sale of 500,000 subordinated units we owned in the Partnership (net proceeds of $8 million).

        We believe that cash generated from operations and our borrowing capacity will be sufficient to meet our working capital requirements and fund our required capital expenditures. Most of our future capital expenditures are discretionary. In our exploration and production segment, future capital expenditures will be increased or decreased based on cash flow from operations and availability under our credit facility. Cash generated from operations in MarkWest Hydrocarbon will depend on our operating performance, which will be affected by prevailing commodity prices and other factors, some of which are beyond our control. Availability under our credit facility is based on our borrowing base, which is a function of our proved reserves (which are impacted by production, our drilling results, and commodity prices), as well as our NGL marketing business's receivables and inventory levels.

        In an effort to increase our ability to make future discretionary capital expenditures, we may elect to supplement cash flow generated from operations by: raising additional equity, entering into strategic partnerships, entering into the sale-leaseback of assets, the sale of non-core assets, or some combination thereof.

        As of December 31, 2002, exclusive of the Partnership's credit facility (discussed below), MarkWest Hydrocarbon had borrowed $42.8 million of the $51.2 million available credit under its $60 million credit facility. Our available credit increases or decreases with monthly changes in our NGL accounts receivable and inventory levels and our semiannual borrowing base re-determination based on our proved reserves.

        For the Partnership, future acquisitions or projects are expected to be financed through a combination of debt and issuance of additional units, as is common practice with master limited partnerships. The March 2003 Pinnacle acquisition is expected to be financed thorough borrowings under the Partnership's credit facility, which was recently expanded by $15 million.

        As of December 31, 2002, the Partnership had borrowed $21.4 million of the $38.6 million available credit under its $60 million credit facility. The Partnership's credit facility was expanded in March 2003 to $75 million.

        MarkWest Hydrocarbon forecasts a baseline capital budget of $17.0 million for 2003, almost all of which is for exploration and production projects. Our baseline capital budget is principally discretionary and may change contingent upon a number of factors, including our results of operations and opportunities.

Cash Flow

        Net cash provided by operating activities was $35.9 million, $13.0 million and $13.3 million for the years ended December 31, 2002, 2001 and 2000, respectively. Net cash provided by operations increased during 2002 because 2002 represented the first full year of our Canadian E&P operations. Net cash provided by 2001 operating activities was almost the same amount as it was in 2000. Favorable timing of cash flows from receivables and payables offset lower net income in 2001.

        Net cash used in investing activities was $22.5 million, $77.6 million and $12.3 million for the years ended December 31, 2002, 2001 and 2000, respectively. Net cash used in investing activities was much higher in 2001 due to our acquisition of two related E&P companies in Canada. Net of cash acquired, we paid $46.1 million for the acquisition.

        Net cash used in financing activities was $9.3 million for the year ended December 31, 2002. Net cash provided by financing activities was $66.1 million for the year ended December 31, 2001. Net cash used in financing activities were $1.5 million for the year ended December 31, 2000. Net cash used in financing activities in 2002 was primarily the result of using the proceeds from the Partnership's IPO to pay down debt. Net cash provided by financing activities was much higher in 2001 principally due to borrowings used to purchase two Canadian E&P companies. Net cash used in 2000 financing activities was a result of, despite our extensive Appalachian expansion, our ability to pay down our line of credit a modest amount because of strong cash flows from operations, which was a function of above average processing margins and record sales volumes in 2000.

Total Contractual Cash Obligations

        A summary of our total contractual cash obligations as of December 31, 2002, is as follows:

	Payment Due by Period
Type of Obligation	Total Obligation	Due in 2003	Due in 2004-2005	Due in 2006-2007	Thereafter
	(in thousands)
Long-term debt	$64,223	$—	$64,223	$—	$—
Operating leases	12,726	2,263	3,930	3,351	3,182

Total contractual cash obligations	$76,949	$2,263	$68,153	$3,351	$3,182

Credit Facilities

        You should read Note 5 of the accompanying Notes to Consolidated Financial Statements included in Item 8 of this Form 10-K for information on our financing facilities.

Outlook

        Cash flow generated from operations during the fourth quarter of 2002 was adversely affected by volatile commodity prices, including unusually high natural gas prices, and the effect of below-average cold weather in the northeastern U.S. Both of these conditions prevailed into the first quarter of 2003. Unusually high natural gas costs increase the cost of the replacement natural gas we must purchase to satisfy our keep-whole contractual arrangements in Appalachia. Although our Rocky Mountain and Canadian natural gas production mitigates our natural gas price risk, the impact of our Rocky Mountain and Canadian production was partially offset by the unfavorable basis differential between the Rocky Mountains/Canada and Appalachia that existed into the first quarter of 2003. Below-average cold weather caused (a) many landowners to tap into the gathering systems upstream of MarkWest Energy Partners' Appalachian facilities and (b) increased the operational downtime of the Partnership's facilities, both of which reduced throughput and revenues from our Appalachian operations.

        We expect cash flow from operations to benefit in 2003 from our U.S. and Canadian drilling programs and the new gas stream that began flowing in January 2003 when a new gatherer completed its connection into the existing transmission system upstream of the Partnership's Kenova processing plant. We also expect cash flow from operations to increase as a result of MarkWest Energy Partners' March 2003 acquisition of the Pinnacle Companies.

Related Parties

        You should read Notes 3 and 6 of the accompanying Notes to consolidated Financial Statements included in Item 8 of this Form 10-K for information regarding related parties.

Critical Accounting Policies

        The selection and application of accounting policies is an important process that has developed as our business activities have evolved and as the accounting rules have developed. Accounting rules generally do not involve a selection among alternatives, but involve an implementation and interpretation of existing rules, and the use of judgment, to the specific set of circumstances existing in our business. We make every effort to properly comply with all applicable rules on or before their adoption, and we believe the proper implementation and consistent application of the accounting rules is critical. Our critical accounting policies are discussed below. You should also read Note 2 of the accompanying Notes to Consolidated Financial Statements included in Item 8 of this Form 10-K.

  Reserve Estimates

        Our estimates of gas and oil reserves, by necessity, are projections based on geologic and engineering data, and there are uncertainties inherent in the interpretation of such data as well as the projection of future rates of production and the timing of development expenditures. Reserve engineering is a subjective process of estimating underground accumulations of gas and oil that are difficult to measure. The accuracy of any reserve estimate is a function of the quality of available data, engineering and geological interpretation and judgment. Estimates of economically recoverable gas and oil reserves and future net cash flows necessarily depend upon a number of variable factors and assumptions, such as historical production from the area compared with production from other producing areas, the assumed effects of regulations by governmental agencies and assumptions governing future gas and oil prices, future operating costs, severance taxes, development costs and workover gas costs, all of which may in fact vary considerably from actual results. The future drilling costs associated with reserves assigned to proved undeveloped locations may ultimately increase to an extent that these reserves may be later determined to be uneconomic. For these reasons, estimates of the economically recoverable quantities of gas and oil attributable to any particular group of properties, classifications of such reserves based on risk recovery, and estimates of the future net cash flows expected there from may vary substantially. Any significant variance in the assumptions could materially affect the estimated quantity and value of the reserves, which could affect the carrying value of our gas and oil properties and/or the rate of depletion of the gas and oil properties. Actual production, revenues and expenditures with respect to our reserves will likely vary from estimates, and such variances may be material.

  Impairment of Long-Lived Assets

        In accordance with Statement of Financial Accounting Standards (SFAS) No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, we evaluate the long-lived assets, including related intangibles, of identifiable business activities for impairment when events or changes in circumstances indicate, in management's judgment, that the carrying value of such assets may not be recoverable. The determination of whether impairment has occurred is based on our estimate of undiscounted future cash flows attributable to the assets as compared to the carrying value of the assets. If impairment has occurred, the amount of the impairment recognized is determined by estimating the fair value for the assets and recording a provision for loss if the carrying value is greater than fair value. For assets identified to be disposed of in the future, the carrying value of these assets is compared to the estimated fair value less the cost to sell to determine if impairment is required. Until the assets are disposed of, an estimate of the fair value is recalculated when related events or circumstances change.

        When determining whether impairment of one of our long-lived assets has occurred, we must estimate the undiscounted cash flows attributable to the asset. Our estimate of cash flows is based on assumptions regarding the volume of reserves behind the asset and future NGL product and natural gas prices. The amount of reserves and drilling activity are dependent in part on natural gas prices. Projections of reserves and future commodity prices are inherently subjective and contingent upon a number of variable factors. Any significant variance in any of our assumptions or factors could materially affect our cash flows, which could require us to record an impairment of an asset. For a more complete discussion of these factors, you should read "Forward-Looking Information" included earlier in this Form 10-K. Factors that affect projections of reserves and future commodity prices are the same factors that could impact our results of operations.

  Commodity Price Risk Management Activities

        We account for price risk management activities based upon the fair value accounting methods prescribed by SFAS No. 133, Accounting for Derivative Instruments. Risk management activities include utilizing various hedging contracts and other derivatives to reduce volatility in our cash flow. SFAS No. 133 requires that we determine the fair value of the instruments we use in these business activities and reflect them in our balance sheet at their fair values. However, changes in the fair value of our cash flow hedges are generally recognized in our income statement when the hedge is settled.

        The determination of fair value for our hedging derivatives requires substantial judgment. The fair values of our derivatives are based upon certain estimations and internal valuation techniques. These estimations use various factors that include closing exchange prices on the NYMEX, over-the-counter quotations, correlation of the hedged items to the hedging instruments and basis (location) differences. The factors underlying our estimates of fair value and our assessment of correlation of our hedging derivatives are impacted by market volatility and changes.

Recent Accounting Pronouncements

        In June 2001, the FASB issued SFAS No. 142, Goodwill and Other Intangible Assets, which is effective for fiscal years beginning after December 15, 2001, and applies to all goodwill and other intangibles recognized in the financial statements at that date. Under the provisions of this statement, goodwill will not be amortized, but will be tested for impairment on an annual basis. The adoption of SFAS No. 142 did not have a material impact on our financial position or results of operations.

        In June 2001, the FASB issued SFAS No. 143, Accounting for Asset Retirement Obligations, which addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. The standard applies to legal obligations associated with the retirement of long-lived assets that result from the acquisition, construction, development and/or normal use of the asset. SFAS No. 143 requires that the fair value of a liability for an asset retirement obligation be recognized in the period in which it is incurred if a reasonable estimate of fair value can be made. The fair value of the liability is added to the carrying amount of the associated asset and this additional carrying amount is depreciated over the life of the asset. The liability is accreted at the end of each period through charges to operating expense. If the obligation is settled for other than the carrying amount of the liability, a gain or loss is recognized on settlement. The provisions of this statement are effective for fiscal years beginning after June 15, 2002. With respect to our exploration and production business, we generally are required to plug our gas and oil production wells when removed from service, and we anticipate recording a liability for such obligation in the first quarter of 2003. With respect to our midstream services, we have certain surface facilities with ground leases requiring us to dismantle and remove these facilities upon the termination of the applicable lease. We anticipate recording a liability, if one can be reasonably estimated, for such obligations in the first quarter of 2003.

        In January 2002, the FASB Emerging Issues Task Force released Issue No. 02-3, Issues Related to Accounting for Contracts Involved in Energy Trading and Risk Management Activities. The Task Force reached a consensus to rescind EITF Issue No. 98-10, Accounting for Contracts Involved in Energy Trading and Risk Management Activities, the impact of which is preclude mark-to-market accounting for all energy trading contracts not within the scope of FASB Statement No. 133, Accounting for Derivative Instruments and Hedging Activities. The Task Force also reached a consensus that gains and losses on derivative instruments within the scope of Statement 133 should be shown net in the income statement if the derivative instruments are held for trading purposes. The consensus regarding the rescission of Issue 98-10 is applicable for fiscal periods beginning after December 15, 2002. We do not have any trading activities and did not account for any contracts as trading contracts in accordance with EITF Issue No. 98-10. Therefore, the EITF consensus to rescind EITF Issue No. 98-10 will not have an impact on our financial position or results of operations.

        In April 2002, the FASB issued SFAS No. 145, Rescission of SFAS Nos. 4, 44 and 64; Amendment of SFAS Statement No. 13; and Technical Corrections, which is generally effective for transactions occurring after May 15, 2002. Through the rescission of SFAS Nos. 4 and 64, SFAS No. 145 eliminates the requirement that gains and losses from extinguishments of debt be aggregated and, if material, be classified as an extraordinary item net of any income tax effect. SFAS No. 145 made several other technical corrections to existing pronouncements that may change accounting practice. SFAS No. 145 did not impact on our results of operations or financial position.

        In June 2002, the FASB issued SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities. SFAS No. 146 is effective for exit or disposal activities that are initiated after December 31, 2002. This Statement addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies EITF Issue No. 94-3, Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring). We do not believe that the adoption of SFAS No. 146 will have a material impact on our results of operations or financial position.

        In November 2002, FASB Interpretation No. 45, Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others (FIN 45), was issued. The accounting recognition provisions of FIN 45 are effective January 1, 2003 on a prospective basis. They require that a guarantor recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee. Under prior accounting principles, a guarantee would not have been recognized as a liability until a loss was probable and reasonably estimable. As FIN 45 only applies to prospective transactions, we are unable to determine the impact, if any, that adoption of the accounting recognition provisions of FIN 45 would have on our future financial position or results of operations.

        In January of 2003, the FASB issued Interpretation No. 46, Consolidation of Variable Interest Entities, an interpretation of ARB No. 51 (FIN 46), which requires the consolidation of certain variable interest entities, as defined. FIN 46 is effective immediately for variable interest entities created after January 31, 2003, and on July 1, 2003 for investments in variable interest entities acquired before February 1, 2003; however, disclosures are required currently if a company expects to consolidate any variable interest entities. We do not have investments in any variable interest entities, and therefore, the adoption of FIN 46 is not expected to have an impact on our results of operations, financial position or cash flows.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

        The following discussion should be read in conjunction with Notes 8 and 9 of the accompanying Notes to Consolidated Financial Statements included in Item 8 of this Form 10-K.

        We face market risk from commodity price variations. We also incur credit risk, foreign currency exchange risk and interest rate risk.

  Commodity Price Risk

  Overview

        Our business produces products, natural gas and NGLs, and provides services, gathering and processing of natural gas and the transportation, fractionation and storage of NGLs. Our products are commodities that are subject to price risk. Commodity prices are often subject to material changes in response to relatively minor changes in supply and demand, general economic conditions and other market conditions over which we have no control, like the weather.

        Our primary risk management objective is to manage our price risk, thereby reducing volatility in our cash flows. Our risk management activities generally fall into one of these categories: (i) hedges of those risks not mitigated by our "natural hedge" (discussed below); (ii) hedges to realize the economics of a transaction, like our 2001 Canadian E&P acquisition; and (iii) our exploration and production basis hedges.

        Our hedging approach uses a statistical method that analyzes momentum and average pricing over time, and various fundamental data such as industry inventories, industry production, demand and weather. Hedging levels may increase with capital commitments and debt levels and when above-average margins exist. We maintain a committee, including members of senior management, which oversees all hedging activity.

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

        We enter OTC swaps with counterparties that are primarily financial institutions. We use standardized swap agreements that allow for offset of positive and negative exposures. Net credit exposure is marked to market daily. We are subject to margin deposit requirements under OTC agreements (with non-bank counterparties) and NYMEX positions.

        The use of financial instruments may expose us to the risk of financial loss in certain circumstances, including instances when (i) sales volumes may be less than expected requiring market purchases to meet commitments, (ii) our OTC counterparties could fail to purchase or deliver the contracted quantities of natural gas, NGL, or crude oil or otherwise fail to perform, and (iii) when the trading relationship between crude oil and NGL products is outside historical levels. To the extent that we engage in hedging activities, we may be prevented from realizing the benefits of favorable price changes in the physical market. However, we are similarly insulated against decreases in such prices.

  Types of Price Risk

        Within our exploration and production segment, our revenues are subject to natural gas price risk. Within our NGL marketing segment, our price risk varies by contract as well as by spot market prices. Our Appalachian producers compensate us for providing midstream services under one of two contract types:

  •
  Under "keep-whole" contracts, we take title to and sell the NGLs produced in our processing operations. We also reimburse or "keep whole" the producers for the Btu content of the NGLs removed through the re-delivery to the producers of an equivalent amount (on a Btu basis) of dry natural gas. Keep-whole contracts therefore expose us to NGL product price risk (on the sales side) and natural gas price risk (on the purchase or reimbursement side).

  •
  Under "percent-of-proceeds" contracts, we take title to the NGLs produced in our processing operations, we sell the NGLs to third parties and pay the producer a specified percentage of the proceeds received from the sales. Percent-of-proceeds contracts therefore expose us to NGL product price risk. All of our Michigan processing business is also governed by percent-of-proceeds contracts.

  Natural Hedge and Basis Risk

        To the extent our natural gas production equals our keep-whole requirements for purchasing natural gas in Appalachia and there are no material differences in net prices, we have a "natural hedge" and our commodity price risk is substantially mitigated. As of December 31, 2002, our equity natural gas production approximated     % of our keep-whole natural gas purchase requirements, making us a net consumer of natural gas and subject to natural gas price risk.

        However, we are exposed to basis risk. Our basis risk for natural gas stems from the geographic price differentials between our E&P sales location (San Juan basin and Alberta, Canada) and hedging contract delivery location (NYMEX) and our marketing purchase location (Appalachia) and NYMEX. We hedge our basis risk for natural gas.

        As of December 31, 2002, our natural gas basis hedges were as follows:

Table I Hedged Natural Gas Basis
Year Ending December 31, 2003
MMBtu	2,996,000
$/MMBtu	$(0.42)

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

  Natural Gas Price Risk

        Generally, we are an overall net consumer of natural gas as our keep-whole contractual requirements for purchasing natural gas in Appalachia currently exceed our natural gas production. Until such time this relationship reverses and we become a net producer of natural gas, we are limiting our E&P hedges to either (a) obtaining futures prices that our models suggest are optimal or (b) realizing the economics of a transaction, like our 2001 Canadian E&P acquisition. Generally, we execute our strategy by either selling fixed-for-float swaps or utilizing costless collars. As of December 31, 2002, we have hedged our combined Canadian and Rocky Mountain natural gas volumes and prices as follows:

	Table II Hedged Natural Gas Sales
	Year Ending December 31,
	2003	2004	2005
MMBtu	3,500,000	2,877,000	44,000
$/MMBtu	$3.43	$3.26	$3.34
Henry Hub Equivalent $/MMBtu(1)	$4.06	$3.75	$3.69

(1)
Reflects our hedged natural gas prices as if natural gas was sold at Henry Hub (NYMEX).

        Also, within our marketing segment, for certain Appalachian natural gas sales, as of December 31, 2002, we hedged 195,000 MMBtu at $4.09 per MMBtu for 2003.

  NGL Product Price Risk

        We hedge our NGL product sales by selling forward propane or crude oil. As of December 31, 2002, we have hedged Appalachian and stet NGL product sales as follows:

	Table III Hedged Sales Price for NGL Products
	Year Ending December 31,
	2003	2004
MarkWest Hydrocarbon, Inc.
NGL Volumes Hedges Using Crude Oil
NGL gallons	85,979,000	13,113,000
NGL sales prices per gallon	$0.44	$0.51
MarkWest Energy Partners, L.P.
NGL Volumes Hedged Using Crude Oil
NGL gallons	3,731,000	—
NGL sales price per gallon	$0.47	—
NGL Volumes Hedged Using Propane
NGL gallons	1,260,000	—
NGL sales price per gallon	$0.41	—
Total NGL Volumes Hedged
NGL gallons	4,991,000	—
NGL sales price per gallon	$0.45	—

        Under Table III, all projected margins or prices on open positions assume that both (a) the basis differentials between our sales location and the hedging contract's specified location and (b) the correlation between crude oil and NGL products, are consistent with historical averages.

        In addition to these risk management tools, we utilize our NGL product storage facilities and contracts for third-party storage to build product inventories during lower-demand periods for resale during higher-demand periods.

        To the extent our Appalachian natural gas purchase requirements exceed our E&P natural gas production, we are simultaneously subject to NGL price risk on the sales side and natural gas price risk on the purchase side within our GPM business. Consequently, we may hedge our Appalachian processing margin (defined as revenues less purchased product costs) by simultaneously selling propane or crude oil while purchasing natural gas. However, as of December 31, 2002, we had no such hedges in place.

  Sensitivities

        Our hedging program reduces our annual sensitivity to changes in NGL product sales prices. In our marketing segment, net income would have been higher by $6.0 million, lower by $4.0 million and higher by $1.7 million for the years ended December 31, 2002, 2001 and 2000, respectively, if we had not hedged. These figures consider only hedges of Appalachian processing margin and do not reflect other decisions made concerning when to buy natural gas or store NGL production for sale in later months. In our E&P segment, without hedging, net income would have been lower by $1.9 million, lower by $0.4 million and higher by $0.6 million for the years ended December 31, 2002, 2001 and 2000, respectively.

        Our annual sensitivities to changes in commodity prices considering our hedge position are as follows. For every $0.10 per MMBtu increase in the natural gas price, our gross margin (defined as revenue less purchased product costs) would decrease by $0.6 million. For every $1.00 per barrel reduction in the crude oil price, or $0.02 per gallon reduction in NGL prices, our gross margin would decrease by $1.3 million.

  Credit Risk

        Counterparties pursuant to the terms of their contractual obligations expose us to potential losses as a result of nonperformance. We maintain credit policies with regard to our counterparties that we believe minimize overall credit risk. Such policies include the evaluation of a prospective counterparty's financial condition, collateral requirements where deemed necessary, and the use of standardized agreements, which facilitate the netting of cash flows associated with a single counterparty. We also monitor the financial condition of existing counterparties on an ongoing basis. In general, our risk of default by these counterparties is low. However, we experienced a loss in 2001 as described below.

        SFAS No. 133 provides that hedge accounting must be discontinued on contracts when it becomes reasonably possible that the counterparty will default. During the fourth quarter of 2001, Enron Corporation and its subsidiaries (Enron) filed for bankruptcy protection. In response to this filing, we have terminated all derivative contracts where Enron was the counterparty. As a result, in 2001 we wrote off $1.1 million of risk management assets related to our cash flow hedges offset by $0.1 million of risk management liabilities related to our fair value hedges. In addition, our contracts with Enron provide for netting of amounts owed to each other and as such we have netted $0.6 million in amounts payable to Enron. The net result of the above transactions was a charge of $0.4 million to earnings in the fourth quarter 2001. In the case of discontinuing hedge accounting for cash flow hedges, SFAS No. 133 provides the amount in other comprehensive income will be reclassified to earnings in the periods of the forecasted transactions. As such, we reclassified $0.8 million and will be reclassifying $0.2 million from other comprehensive income to revenue, net of $0.3 million and $0.1 million of deferred taxes for 2002 and 2003, respectively.

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

  Interest Rate Risk

        We are exposed to changes in interest rates, primarily as a result of our long-term debt with floating interest rates. We may make use of interest rate swap agreements expiring June 7, 2004 to adjust the ratio of fixed and floating rates in the debt portfolio. As of December 31, 2002, we are a party to contracts to fix interest rates on $10.0 million of our debt at 5.28% compared to floating LIBOR, plus an applicable margin. The impact of a 100 basis point increase in interest rates on our debt would result in an increase in interest expense and a decrease in income before taxes of approximately $0.5 million. This amount has been determined by considering the impact of the hypothetical interest rates on our variable-rate debt balances as of December 31, 2002.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors and Stockholders of MarkWest Hydrocarbon, Inc.

        In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations, of cash flows and of changes in stockholders' equity present fairly, in all material respects, the financial position of MarkWest Hydrocarbon, Inc., a Delaware corporation, and its subsidiaries at December 31, 2002 and 2001, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2002 in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

        As discussed in Note 2 to the financial statements, MarkWest Hydrocarbon, Inc. changed its method of accounting for inventory effective January 1, 2002. As discussed in Note 10, MarkWest Hydrocarbon, Inc. changed its method of accounting for derivative instruments and hedging activities effective January 1, 2001.

/s/    PricewaterhouseCoopers LLP

Denver, Colorado
February 12, 2003, except for Note 17,
as to which date is March 25, 2003

MARKWEST HYDROCARBON, INC.

CONSOLIDATED BALANCE SHEETS

	December 31,
	2002	2001
	(in thousands)
ASSETS
Current assets:
Cash and cash equivalents	$6,410	$2,340
Receivables, including related party receivables of $748 and $600, respectively	25,444	19,569
Inventories	4,347	6,344
Prepaid replacement natural gas	1,197	8,081
Risk management asset	—	6,457
Other assets	1,240	1,426

Total current assets	38,638	44,217
Property, plant and equipment:
Gas gathering, processing, storage and marketing equipment	121,851	109,746
Oil and gas properties and equipment, full cost method	139,234	113,493
Land, buildings and other equipment	7,540	6,532
Construction in progress	1,610	9,149

	270,235	238,920
Less: accumulated depreciation and depletion	(58,717)	(38,067)

Total property, plant and equipment, net	211,518	200,853
Risk management asset, net of allowance of $0 and $912, respectively	749	1,056
Intangible assets, net of accumulated amortization of $2,018 and $705, respectively	2,138	4,385
Notes receivables from officers and other assets	271	—

Total assets	$253,314	$250,511

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable, including related party payables of $1,264 and $500, Respectively	$26,063	$16,747
Accrued liabilities	8,145	6,001
Current portion of long term debt	—	7,971
Risk management liability	13,719	—

Total current liabilities	47,927	30,719
Deferred income taxes	35,685	45,311
Long-term debt	64,223	104,850
Risk management liability	2,115	458
Other long-term liabilities	4,011	140
Minority interest in consolidated subsidiary	46,001	—
Commitments and contingencies (see Note 15)
Stockholders' equity:
Preferred stock, par value $0.01; 5,000,000 shares authorized, 0 shares outstanding	—	—
Common stock, par value $0.01; 20,000,000 shares authorized, 8,561,374 and 8,563,919 shares issued, respectively	87	87
Additional paid-in capital	42,758	42,547
Retained earnings	19,693	22,489
Accumulated other comprehensive income (loss), net of tax	(8,858)	4,277
Treasury stock; 50,461 and 59,622, shares, respectively	(328)	(367)

Total stockholders' equity	53,352	69,033

Total liabilities and stockholders' equity	$253,314	$250,511

The accompanying notes are an integral part of these financial statements.

MARKWEST HYDROCARBON, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended December 31,
	2002	2001	2000
	(in thousands, except per share data)
Revenues:
Gathering, processing and marketing revenue	$154,338	$173,890	$217,567
Exploration and production revenue	32,923	15,176	4,559

Total revenues	187,261	189,066	222,126

Operating expenses:
Purchased gas costs	127,526	140,225	172,644
Plant operating expenses	16,257	16,522	15,903
Lease operating	7,912	3,370	1,760
Transportation costs	1,680	1,249	450
Production taxes	2,044	674	450
Selling, general and administrative expenses	11,885	8,377	8,762
Depreciation and depletion	21,388	10,327	5,481

Total operating expenses	188,692	180,744	205,450

Income (loss) from operations	(1,431)	8,322	16,676

Other income and expense:
Interest income	65	130	101
Interest expense	(3,840)	(3,830)	(3,944)
Write-down of deferred financing costs	(2,977)	—	—
Gain on sale of non-operating assets	5,454	—	1,000
Gain on sale of non-operating asset to a related party	141	—	—
Minority interest in net income of consolidated subsidiary	(1,947)	—	—
Other expense, net	(73)	(231)	(67)

Income (loss) before income taxes	(4,608)	4,391	13,766

Provision (benefit) for income taxes:
Current	762	82	1,666
Deferred	(2,574)	1,499	3,222

Provision (benefit) for income taxes	(1,812)	1,581	4,888

Net income (loss)	$(2,796)	$2,810	$8,878

Basic earnings (loss) per share of common stock	$(0.33)	$0.33	$1.05

Earnings (loss) per share assuming dilution	$(0.33)	$0.33	$1.05

Weighted average number of outstanding shares of common stock:
Basic	8,500	8,478	8,452

Assuming dilution	8,513	8,499	8,492

The accompanying notes are an integral part of these financial statements.

MARKWEST HYDROCARBON, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2002	2001	2000
	(in thousands)
Cash flows from operating activities:
Net income (loss)	$(2,796)	$2,810	$8,878
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and depletion	21,388	10,327	5,481
Amortization of deferred financing costs included in interest expense	1,366	719	833
Write-off of deferred financing costs	2,977	—	—
Minority interest in net income of subsidiary	1,947	—	—
Derivative ineffectiveness	2,386	—	—
Deferred income taxes	(2,574)	1,499	3,222
Gain on sale of non-operating assets	(5,454)	—	(1,000)
Gain on sale of non-operating asset to related party	(141)	—	—
Write-off Enron financial position, net of tax	—	436	—
Reclassification of Enron hedges to purchased gas costs	(697)	341	—
Other	114	(75)	(155)
Changes in operating assets and liabilities:
(Increase) decrease in receivables	(5,894)	19,580	(20,335)
(Increase) decrease in inventories	1,997	1,714	(2,015)
(Increase) decrease in prepaid replacement natural gas and other assets	7,055	(8,406)	1,301
Increase (decrease) in accounts payable and accrued liabilities	11,115	(15,965)	17,125
Increase in other long-term liabilities	3,090	—	—

Net cash provided by operating activities	35,879	12,980	13,335
Cash flows from investing activities:
Capital expenditures	(31,683)	(32,161)	(18,765)
Acquisition of Canadian operations, net of cash acquired	—	(46,136)	—
Proceeds from sale of property, plant and equipment	791	654	6,492
Proceeds from sale of Partnership subordinated units and general partner interest to related party	263	—	—
Proceeds from sale of Partnership subordinated units	8,173	—	—
Acquisition of Partnership subordinated units and general partner interest	(23)	—	—

Net cash used in investing activities	(22,479)	(77,643)	(12,273)
Cash flows from financing activities:
Proceeds from long-term debt	65,047	199,229	55,000
Repayments of long-term debt	(113,947)	(128,851)	(56,139)
Proceeds from initial public offering, net	42,975	—	—
Debt issuance costs	(1,889)	(4,643)	(342)
Distributions to MarkWest Energy Partners unitholders	(1,739)	—	—
Exercise of stock options	2	18	38
Net reissuance (buyback) of treasury shares	200	334	(41)
Payment on share purchase notes	13	—	—

Net cash provided by (used in) financing activities	(9,338)	66,087	(1,484)
Effect of exchange rate on changes in cash	8	(18)	—

Net increase (decrease) in cash and cash equivalents	4,070	1,406	(422)
Cash and cash equivalents at beginning of year	2,340	934	1,356

Cash and cash equivalents at end of year	$6,410	$2,340	$934

The accompanying notes are an integral part of these financial statements.

MARKWEST HYDROCARBON, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN

STOCKHOLDERS' EQUITY

	Shares of Common Stock	Shares of Treasury Stock	Common Stock	Additional Paid-In Capital	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Total Stockholders' Equity
	(in thousands)
Balance, December 31, 1999	8,531	(69)	$85	$42,222	$10,801	$(389)	$—	$52,719
Net income	—	—	—	—	8,878	—	—	8,878
Issuance of common stock	30	(30)	1	197	—	(198)	—	—
Exercise of options	—	5	—	10	—	28	—	38
Net treasury stock (acquisitions) reissuances	—	(10)	—	42	—	(83)	—	(41)

Balance, December 31, 2000	8,561	(104)	86	42,471	19,679	(642)	—	61,594
Comprehensive income:
Net income	—	—	—	—	2,810	—	—	2,810
Foreign currency translation	—	—	—	—	—	—	(821)	(821)
Other comprehensive income:
Cumulative effect of change in accounting principle, net of tax	—	—	—	—	—	—	(1,230)	(1,230)
Risk management activities, net of tax	—	—	—	—	—	—	6,328	6,328

Ending accumulative derivative gain								5,098

Comprehensive income	—	—	—	—	—	—	—	7,087

Exercise of options	3	—	1	17	—	—	—	18
Reissuance of treasury stock	—	44	—	59	—	275	—	334

Balance, December 31, 2001	8,564	(60)	87	42,547	22,489	(367)	4,277	69,033
Comprehensive income:
Net loss	—	—	—	—	(2,796)	—	—	(2,796)
Foreign currency translation, net of tax adjustments	—	—	—	—	—	—	471	471
Other comprehensive income:
Risk management activities, net of tax	—	—	—	—	—	—	(13,606)	(13,606)

Comprehensive income	—	—	—	—	—	—	—	(15,931)

Payment on share purchase notes	—	—	—	13	—	—	—	13
Forfeiture of share purchase notes	—	20	—	176	—	(141)	—	35
Exercise of options	—	—	—	2	—	—	—	2
Net treasury stock (acquisitions) reissuances	—	(10)	—	20	—	180	—	200

Balance, December 31, 2002	8,564	(50)	$87	$42,758	$19,693	$(328)	$(8,858)	$53,352

The accompanying notes are an integral part of these financial statements.

MARKWEST HYDROCARBON, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Nature of Operations

        MarkWest Hydrocarbon, Inc. (MarkWest Hydrocarbon or the Company) explores for and produces natural gas, markets natural gas liquids (NGLs) and natural gas and provides midstream services. The Company's exploration and production business segment produces natural gas in Alberta, Canada; in the San Juan basin of Colorado and New Mexico; and in Michigan. We primarily market our own equity NGLs and natural gas. MarkWest Energy Partners, L.P. (MarkWest Energy Partners or the Partnership), our 47 percent owned and fully consolidated affiliate, gathers natural gas from the wellhead and processes the natural gas to remove impurities and the valuable natural gas liquids. The Partnership provides services in Appalachia and Michigan.

2. Summary of Significant Accounting Policies

  Basis of Presentation

        Our consolidated financial statements include the accounts of all majority-owned or controlled subsidiaries after the elimination of all significant intercompany accounts and transactions. Our financial statements for prior periods include reclassifications that were made to conform to the current year presentation. Those reclassifications had no impact on reported net income or stockholders' equity.

  Principles of Consolidation

        We consolidate entities when we have the ability to control the operating and financial decisions and policies of that entity. The determination of our ability to control or exert significant influence over an entity involves the use of judgment of the extent of our control or influence and that of the other equity owners or participants of the entity.

  Use of Estimates

        The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

  Cash and Cash Equivalents

        We consider all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents. Investments are limited to overnight investments of end-of-day cash balances.

  Inventories

        Product inventory consists of propane, butane, isobutane, natural gasoline and natural gas and is valued at the lower of cost, using the first-in, first-out method (FIFO), or market. Prior to 2002, the lower of cost, being FIFO, or market determined the cost of NGL product inventory. The change in accounting method from FIFO to weighted average cost was made to better match purchased gas costs with revenues on a quarterly basis and to account for NGL product inventories on a consistent basis with other industry peer companies. The cumulative effect of the change in accounting was not material as of January 1, 2002. If we would have changed our method of accounting from FIFO to weighted average cost on January 1, 2000, income before income taxes, net income and basic earnings per share would have been as follows for the two-year period ended December 31, 2001, on a pro forma basis:

	Year Ended December 31,
	2001	2000
	(in thousands)
Pro forma income before income taxes	$4,644	$13,547
Pro forma net income	$2,972	$8,737
Pro forma basic earning per share	$0.35	$1.03

Prepaid Replacement Natural Gas

        Prepaid replacement natural gas consists of natural gas purchased in advance of its actual use in our Appalachia processing business. Replacement natural gas purchased as a result of our hedging program is valued using the specific identification method. Unhedged replacement natural gas is valued using the first in, first-out method.

  Property, Plant and Equipment

        Property, plant and equipment are recorded at cost. Expenditures that extend the useful lives of assets are capitalized. Repairs, maintenance and renewals that do not extend the useful lives of the assets are expensed as incurred. Interest costs for the construction or development of long-term assets are capitalized and amortized over the related asset's estimated useful life. Depreciation is provided principally on the straight-line method over the following estimated useful lives: gas gathering, processing and marketing, 20 years or the number of years reserves behind our facilities are contractually obligated, whichever is longer; buildings, 40 years; furniture, leasehold improvements and other, 3 to 10 years.

        Oil and gas properties and equipment consist of leasehold costs, producing and non-producing properties, oil and gas wells, and capitalized interest. We use the full cost method of accounting for oil and gas properties. Accordingly, all costs associated with acquisition, exploration and development of oil and gas reserves are capitalized to the full cost pool. Depletion for oil and gas properties is provided for using the units-of-production method.

        These capitalized costs, including estimated future costs to develop the reserves and estimated abandonment costs, net of salvage value, are amortized on a units-of-production basis using estimates of proved reserves. Investments in unproved properties and major development projects are not amortized until proved reserves associated with the projects can be determined or until impairment occurs. If the results of an assessment of such properties indicate that the properties are impaired, the amount of impairment is added to the capitalized cost base to be amortized. As of December 31, 2002, approximately $37.3 million of investments in unevaluated properties in Canada were excluded from amortization. As of December 31, 2002, 2001, and 2000, approximately $1.7, $0.5 million, and $0.6 million, respectively, of investments in unproved properties in the United States were excluded from amortization.

        Depletion per unit of production (Mcfe) for each of our cost centers was as follows:

	United States	Canada
2002	$0.68	$1.83
2001	$0.61	$1.66
2000	$0.48	$—

        The capitalized costs included in the full cost pool are subject to a "ceiling test," which limits such costs to the aggregate of the estimated present value, using a 10% discount rate, of the future net revenues from proved reserves, based on current economics and operating conditions. The ceiling test includes hedging contracts in place at the end of each year. No impairment existed during each of the three years in the period ended December 31, 2002.

        Sales of proved and unproved properties are accounted for as adjustments of capitalized costs with no gain or loss recognized, unless such adjustments would significantly alter the relationship between capitalized costs and proved reserves of oil and gas, in which case the gain or loss is recognized in the consolidated statement of operations.

  Impairment of Long-Lived Assets

        In accordance with Statement of Financial Accounting Standards (SFAS) No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of, and SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, evaluate the long-lived assets (excluding the full cost pool) of identifiable business activities for impairment when events or changes in circumstances indicate, in management's judgment, that the carrying value of such assets may not be recoverable. The determination of whether an impairment has occurred is based on management's estimate of undiscounted future cash flows attributable to the assets as compared to the carrying value of the assets. If impairment has occurred, the amount of the impairment recognized is determined by estimating the fair value for the assets and recording a provision for loss if the carrying value is greater than fair value. For assets identified to be disposed of in the future, the carrying value of these assets is compared to the estimated fair value less the cost to sell to determine if impairment is required. Until the assets are disposed of, an estimate of the fair value is redetermined when related events or circumstances change. No impairment charges were recognized for the three years ended December 31, 2002.

  Capitalization of Interest

        We capitalize interest on major projects during construction and on unproved properties. Interest is capitalized on borrowed funds. The interest rates used are based on the average interest rate on related debt.

  Intangible Assets

        Deferred financing costs are amortized on a straight-line basis and charged to interest expense over the anticipated term of the associated agreement.

  Commodity Price Risk Management Activities

        In June 1998, SFAS No. 133, Accounting for Derivative Instruments, was issued effective for fiscal years beginning after June 15, 2000. Under SFAS No. 133, which was subsequently amended by SFAS No. 138, we are required to recognize the change in the market value of all derivatives as either assets or liabilities in our Balance Sheet and measure those instruments at fair value. Changes in the fair value of derivatives are recorded each period in current earnings or other comprehensive income depending upon the nature of the underlying transaction.

        Prior to January 1, 2001 and the implementation of SFAS No. 133, gains and losses on hedges of production were included in the carrying amount of the inventory and were ultimately recognized in purchased gas costs or sales when the related inventory was sold. Gains and losses related to qualifying hedges, as defined by SFAS No. 80, Accounting for Futures Contracts, of firm commitments or anticipated transactions (including hedges of equity production) were recognized in purchased gas costs or sales, as reported on the Consolidated Statement of Operations, when the hedged physical transaction occurred. For purposes of the Consolidated Statement of Cash Flows, all hedging gains and losses were classified in net cash provided by operating activities.

        We currently hedge the sale of future NGL production with crude oil futures contracts. Based on historical regression analysis, these contracts are effective for hedge accounting treatment. To determine the current period ineffectiveness computation, we compare the futures market's value for existing crude oil futures contracts (the resulting mark to market adjustment) to the future value of the NGLs hedged. This computation resulted in a reduction in revenues of $2.4 million for the year ended December 31, 2002.

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

  Fair Value of Financial Instruments

        Our financial instruments consist of cash and cash equivalents, receivables, accounts payable and other current liabilities, and long-term debt. Except for long-term debt, the carrying amounts of financial instruments approximate fair value due to their short maturities. At December 31, 2002 and 2001, based on rates available for similar types of debt, the fair value of long-term debt was not materially different from its carrying amount.

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

  Stock and Unit Compensation

        As permitted under SFAS No. 123, Accounting for Stock-Based Compensation, we have elected to continue to measure compensation costs for stock-based and unit-based employee compensation plans as prescribed by Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees. We have a fixed compensation plan and, through our consolidated subsidiary, MarkWest Energy Partners, we have a variable plan. We account for these plans using fixed and variable accounting as appropriate.

        Had compensation cost for our two stock-based compensation plans been determined based on the fair value at the grant dates under those plans consistent with the method prescribed by SFAS No. 123, Accounting for Stock-Based Compensation, our net income and earnings per share would have been reduced to the pro forma amounts listed below:

	Year Ended December 31,
	2002	2001	2000
	(in thousands, expect per share data)
Net income, as reported (loss)	$(2,796)	$2,810	$8,878
Deduct: total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effect	(369)	(534)	(469)

Pro forma net income (loss)	$(3,165)	$2,276	$8,409
Earnings (loss) per share:
Basic, as reported	$(0.33)	$0.33	$1.05
Basic, pro forma	$(0.37)	$0.27	$0.99
Diluted, as reported	$(0.33)	$0.33	$1.05
Diluted, pro forma	$(0.37)	$0.27	$0.99

        Compensation expense for the variable plan, including restricted unit grants, is measured using the market price of MarkWest Energy Partners' common units on the date the number of units in the grant becomes determinable and is amortized into earnings over the period of service. Our stock options are issued under a fixed plan. Accordingly, compensation expense is not recognized for stock options unless the options were granted at an exercise price lower than market on the grant date.

  Earnings Per Share

        Basic earnings per share are determined by dividing net income by the weighted-average number of common shares outstanding during the year. Earnings per share assuming dilution are determined by dividing net income by the weighted-average number of common shares and common stock equivalents outstanding.

  Segment Reporting

        In accordance with SFAS No. 131, Disclosures About Segments of an Enterprise and Related Information, the internal organization that is used by management for making operating decisions and assessing performance is the source of our reportable segments (see Note 14).

  Supplemental Cash Flow Information

	Year Ended December 31,
	2002	2001	2000
	(in thousands)
Interest paid	$3,834	$3,968	$2,529
Capitalized interest	$1,899	$950	$137
Income taxes paid (net of refunds)	$(927)	$3,834	$1,992

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

  Recent Accounting Pronouncements

        In June 2001, the Financial Accounting Standards Board (FASB) issued SFAS No. 143, Accounting for Asset Retirement Obligations, which addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. The standard applies to legal obligations associated with the retirement of long-lived assets that result from the acquisition, construction, development and/or normal use of the asset. SFAS No. 143 requires that the fair value of a liability for an asset retirement obligation be recognized in the period in which it is incurred if a reasonable estimate of fair value can be made. The fair value of the liability is added to the carrying amount of the associated asset and this additional carrying amount is depreciated over the life of the asset. The liability is accreted at the end of each period through charges to operating expense. If the obligation is settled for other than the carrying amount of the liability, a gain or loss is recognized on settlement. The provisions of this statement are effective for fiscal years beginning after June 15, 2002. With respect to our exploration and production business, we generally are required to plug our gas and oil production wells when removed from service, and we anticipate recording a liability for such obligation in the first quarter of 2003. With respect to our midstream services, we have certain surface facilities with ground leases requiring us to dismantle and remove these facilities upon the termination of the applicable lease. We anticipate recording a liability, if one can be reasonably estimated, for such obligations in the first quarter of 2003.

        In January 2002, the FASB Emerging Issues Task Force released Issue No. 02-3, Issues Related to Accounting for Contracts Involved in Energy Trading and Risk Management Activities. The Task Force reached a consensus to rescind EITF Issue No. 98-10, Accounting for Contracts Involved in Energy Trading and Risk Management Activities, the impact of which is preclude mark-to-market accounting for all energy trading contracts not within the scope of FASB Statement No. 133, Accounting for Derivative Instruments and Hedging Activities. The Task Force also reached a consensus that gains and losses on derivative instruments within the scope of Statement 133 should be shown net in the income statement if the derivative instruments are held for trading purposes. The consensus regarding the rescission of Issue 98-10 is applicable for fiscal periods beginning after December 15, 2002. We do not have any trading activities and did not account for any contracts as trading contracts in accordance with EITF Issue No. 98-10. Therefore, the EITF consensus to rescind EITF Issue No. 98-10 will not have an impact on our financial position or results of operations.

        In April 2002, the FASB issued SFAS No. 145, Rescission of SFAS Nos. 4, 44 and 64; Amendment of SFAS Statement No. 13; and Technical Corrections, which is generally effective for transactions occurring after May 15, 2002. Through the rescission of SFAS Nos. 4 and 64, SFAS No. 145 eliminates the requirement that gains and losses from extinguishments of debt be aggregated and, if material, be classified as an extraordinary item net of any income tax effect. SFAS No. 145 made several other technical corrections to existing pronouncements that may change accounting practice. SFAS No. 145 did not impact on our results of operations or financial position.

        In June 2002, the FASB issued SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities. SFAS No. 146 is effective for exit or disposal activities that are initiated after December 31, 2002. This Statement addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies EITF Issue No. 94-3, Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring). We do not believe that the adoption of SFAS No. 146 will have a material impact on our results of operations or financial position.

        In November 2002, FASB Interpretation No. 45, Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others (FIN 45), was issued. The accounting recognition provisions of FIN 45 are effective January 1, 2003 on a prospective basis. They require that a guarantor recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee. Under prior accounting principles, a guarantee would not have been recognized as a liability until a loss was probable and reasonably estimable. As FIN 45 only applies to prospective transactions, we are unable to determine the impact, if any, that adoption of the accounting recognition provisions of FIN 45 would have on our future financial position or results of operations.

        In January of 2003, the FASB issued Interpretation No. 46, Consolidation of Variable Interest Entities, an interpretation of ARB No. 51 (FIN 46), which requires the consolidation of certain variable interest entities, as defined. FIN 46 is effective immediately for variable interest entities created after January 31, 2003, and on July 1, 2003 for investments in variable interest entities acquired before February 1, 2003; however, disclosures are required currently if a company expects to consolidate any variable interest entities. We do not have investments in any variable interest entities, and therefore, the adoption of FIN 46 is not expected to have an impact on our results of operations, financial position or cash flows.

3. Initial Public Offering of MarkWest Energy Partners, L.P. and Concurrent Transactions, and Subsequent Transactions Involving Ownership of the Partnership

        On May 24, 2002, MarkWest Hydrocarbon conveyed most of the assets, liabilities and operations of our midstream business to MarkWest Energy Partners in exchange for:

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

  •
  The right to be reimbursed by the Partnership for $15.6 million of capital expenditures; and

  •
  The right to receive $26.7 million in cash upon the closing of the IPO and MarkWest Energy Operating Company, L.L.C.'s (the Operating Company) new $60 million credit facility. The Operating Company is a wholly owned subsidiary of the Partnership.

        The Partnership concurrently issued 2,415,000 common units (including 315,000 units issued pursuant to the underwriters' over-allotment option), representing a 43.7% limited partnership interest in the Partnership, in an initial public offering (IPO) at a price of $20.50 per unit. The Operating Company concurrently entered into a $60 million term loan credit facility with various lenders and borrowed $21.4 million upon the closing of the IPO.

        Upon the closing of the IPO, MarkWest Hydrocarbon received cash totaling $63.5 million, which was funded by proceeds from the IPO and by Partnership borrowings under its credit facility. We used the cash to repay bank indebtedness.

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

        Immediately after the IPO, MarkWest Hydrocarbon sold an 8.6% interest in MarkWest Energy GP, L.L.C., the general partner of the Partnership, and 24,864 of its Partnership subordinated units, representing a 0.4% limited partner interest in the Partnership, to certain officers and key employees of MarkWest Hydrocarbon for $183,000 and $408,000, respectively. The officers and employees paid approximately 30% of the purchase price in cash and financed the remainder via loans from MarkWest Hydrocarbon. The loans are formalized by non-recourse promissory notes requiring the principal balance to be repaid no later than June 30, 2009 and bearing interest at the rate of 7% per annum on the unpaid balance. As of December 31, 2002, for both transactions combined we recognized a $141,000 gain on the purchase price in excess of our book value to the extent that the purchase price was paid in cash, approximately $263,000. The remaining balance of $251,000 was recorded as deferred income and is included in accrued liabilities on our balance sheet.

        One of our officers resigned effective the end of November 2002. MarkWest Hydrocarbon purchased from this officer the 4,626 Partnership subordinated units and 1.6% general partner interest we had sold to him in May 2002. In return for the subordinated units and general partner interest, MarkWest Hydrocarbon exchanged the officer's remaining $77,000 note receivable and $3,000 in related accrued interest and paid $40,000 in cash for total consideration of $120,000. The purchase price for the Partnership subordinated units was based on market value (see below), and the purchase price for the general partner interest was based on a formula included in the parties' original purchase and sale agreement.

        During November 2002, MarkWest Hydrocarbon sold 500,000 of its Partnership subordinated units to a private venture fund for $8.6 million. The sale price was $17.146 per subordinated unit, representing a 22 percent discount off the common unit price of MarkWest Energy over the 20 trading days prior to closing. The discounted subordinated unit sales price relative to the market value of the common units was attributable to the preference of the common units with respect to distributions as well as no public trading market for the subordinated units. Net proceeds after transaction costs were $8.1 million. MarkWest Hydrocarbon recognized a gain on the sale of $5.5 million. MarkWest Hydrocarbon granted preferential rights to conversion to the buyer: one-third of the 500,000 subordinated units sold will be converted into common units at each of the first three possible conversion dates provided for in MarkWest Energy's partnership agreement. MarkWest Hydrocarbon's President and Chief Executive Officer purchased 13,997 of the subordinated units as a limited partner of the private venture fund.

        At December 31, 2002, MarkWest Hydrocarbon owned 93% of the general partner, and MarkWest Hydrocarbon thereby controls the Partnership. The subordinated units owned by MarkWest Hydrocarbon comprise 45% of the Partnership's limited partner interests. Together, these interests represent an approximate 47% ownership interest. The Partnership's results are consolidated in our financial statements. The minority interest in consolidated subsidiary on the consolidated balance sheet represents the minority (non-MarkWest Hydrocarbon) shareholders' investment in the Partnership plus the minority shareholders' share of the net income of the Partnership since its initial public offering on May 24, 2002. Minority interest in net income of consolidated subsidiary in the consolidated statement of operations represents the minority shareholders' share of the net income of the Partnership.

4. Acquisition

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

  Pro Forma Results of Operations (Unaudited)

        The following table reflects the unaudited pro forma consolidated results of operations for the years ended December 31, 2001 and 2000 as though our Canadian acquisitions had occurred on January 1, 2000. These unaudited pro forma results have been prepared for comparative purposes only and are not indicative of future results.

	Year Ended December 31,
	2001	2000
	(in thousands, except per share data)
Revenue	$200,914	$233,169
Net income	$2,687	$13,347
Basic net income per share	$0.32	$1.58
Diluted net income per share	$0.32	$1.57

        Pro forma net income included results of operations of the predecessor company including a bonus expense of $2.8 million and a gain on settlement of derivatives of $1.1 million for the year ended December 31, 2001. Pro forma net income included a gain on sale of a partnership of $4.3 million for the year ended December 31, 2000.

5. Debt

  MarkWest Hydrocarbon, Inc.

        On May 24, 2002, we amended our credit facility (the "Credit Facility") with various financial institutions. The $60 million revolving credit facility is comprised of two components: (i) a $25 million U.S. facility and, (ii) through our wholly owned Canadian subsidiary, a $35 million Canadian facility.

        Available borrowings under the Credit Facility are determined by (i) a borrowing base, calculated semiannually, which is based principally on the proved reserves of our oil and gas properties ($38 million was available as of December 31, 2002); and (ii) a working capital borrowing base, calculated monthly, which is based on NGL product accounts receivable and inventory levels, to a maximum of $20 million ($13.2 million was available as of December 31, 2002). Actual borrowing limits may be less than $60 million, and MarkWest Hydrocarbon may be required to pay down amounts borrowed in excess of their applicable borrowing base, depending on proved reserves for our properties, our working capital and our financial covenants. At December 31, 2002, MarkWest Hydrocarbon had outstanding borrowings of $42.8 million under the Credit Facility.

        The Credit Facility permits us to borrow money using a base rate loan, plus an applicable margin of 0.375% and 1.375%, or a London Interbank Offered Rate ("LIBOR") loan option, plus an applicable margin of between 1.75% and 2.75%, based on a certain debt-to-earnings ratio. We pay fees of between 0.25% and 0.50% per annum on the unused commitment, based on our debt-to-earnings ratio. The Credit Facility matures in August 2004. For the year ended December 31, 2002, the weighted average interest rate was 4.88%.

        The Credit Facility contains various covenants limiting our ability to:

  •
  Incur indebtedness;

  •
  Grant certain liens;

  •
  Make certain investments or payments;

  •
  Enter into certain leases;

  •
  Enter into a merger or consolidation;

  •
  Dispose of assets;

  •
  Amend or enter into certain agreements;

  •
  Conduct preferential transactions with certain affiliates; and

  •
  Pay dividends.

        The Credit Facility also contains covenants requiring us to maintain a minimum tangible net worth and meet certain financial ratios, as defined in the Credit Facility. The Credit Facility is secured by a first lien on substantially all of our assets, excluding our Partnership subordinated units and our interest in the Partnership's general partner.

  MarkWest Energy Partners, L.P.

        In connection with its initial public offering, a wholly owned subsidiary of the Partnership (the "Operating Partnership") entered into a $60.0 million credit facility (the "Partnership Credit Facility") with various financial institutions. The Partnership Credit Facility was expanded to $75 million in March 2003. The Partnership Credit Facility is comprised of both a revolving and term loan credit facility.

        Under the revolving credit facility, up to $28.6 million is available to fund capital expenditures and acquisitions and up to $10 million is available for working capital purposes (including letters of credit) and to fund distributions to unitholders. However, not more than $2.25 million may be used in any four-quarter period to fund distributions to unitholders. On May 24, 2002, the date our IPO closed, $21.4 million was drawn under the term loan and remained outstanding at December 31, 2002. Total credit available to be drawn at December 31, 2002 was approximately $38.6 million.

        The Operating Partnership may prepay all loans at any time without penalty. The Operating Partnership will be required to reduce all working capital borrowings under the revolving credit facility to zero for a period of at least 15 consecutive days once each calendar year.

        Indebtedness under the credit facility bears interest, at the Operating Partnership's option, at either (i) the higher of the federal funds rate plus 0.50% or the prime rate as announced by lender plus an applicable margin of 0.375% to 1.375% or (ii) at a rate equal to LIBOR plus an applicable margin ranging from 1.75% per annum to 2.75% per annum depending on the Partnership's ratio of Funded Debt (as defined in the Partnership Credit Facility) to EBITDA (as defined in the Partnership Credit Facility) for the four most recently completed fiscal quarters. For the year ended December 31, 2002, the weighted average interest rate was 3.58%. The Operating Partnership incurs a commitment fee on the unused portion of the credit facility at a rate ranging from 25.0 to 50.0 basis points based upon the ratio of our Funded Debt to EBITDA for the four most recently completed fiscal quarters. The Partnership Credit Facility matures in May 2005. At that time, both the revolving and term loan credit facilities will terminate and all outstanding amounts thereunder will be due and payable.

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

        The Partnership Credit Facility also contains covenants requiring the Operating Partnership to maintain a minimum net worth and meet certain financial ratios, as defined in the Credit Agreement. The Partnership and the subsidiaries of the Operating Partnership serve as joint and several guarantors of any obligations under the Partnership Credit Facility. The guarantees are full and unconditional. The Partnership Credit Facility is secured by substantially all the assets of the Partnership and its subsidiaries.

  Scheduled Debt Maturities

        Scheduled debt maturities as of December 31, 2002, were as follows (in thousands):

2003	$—
2004	42,823
2005	21,400
2006	—
2007	—
2008 and thereafter	—

Total debt outstanding	$64,223

6. Related Party Transactions

        Through our wholly owned subsidiary, MarkWest Resources, Inc. (Resources), we hold varied undivided interests in several exploration and production assets in which MAK-J Energy Partners Ltd. (MAK-J), also owns an undivided interest, varying from 25% to 51%. The general partner of MAK-J is a corporation owned and controlled by our President and Chief Executive Officer. Joint property acquisitions and joint operating agreements are subject to the approval of independent members of our Board of Directors. The properties are held pursuant to operating agreements entered into between Resources and MAK-J. Resources is the operator under such agreements. As the operator, Resources is obligated to provide certain engineering, administrative and accounting services to the joint ventures. The joint venture agreements provide for a monthly fee payable to Resources to offset the costs of such services. As of December 31, 2002 and 2001, we have receivables due from MAK-J, representing its share of operating and capital costs generated in the normal course of business, of approximately $0.7 million and $0.6 million, respectively. We also have payables to MAK-J, representing its share of revenues generated in the normal course of business, of approximately $1.3 million and $0.5 million for the years ended December 31, 2002, and 2001, respectively.

7. Benefit Plan

        We made contributions of $0.3 million, $0.3 million, $0.5 million to a 401(k) savings and profit-sharing plan for the years ended December 31, 2002, 2001 and 2000, respectively. The plan is discretionary, with annual contributions determined by our Board of Directors.

8. Significant Customer

        For the years ended December 31, 2001 and 2000 sales to one customer accounted for approximately 11% of each year's total revenues.

9. Commodity Price Risk Management

  Overview

        Our business produces products, natural gas and NGLs, and provides services, gathering and processing of natural gas and the transportation, fractionation and storage of NGLs. Our products are commodities that are subject to price risk. Commodity prices are often subject to material changes in response to relatively minor changes in supply and demand, general economic conditions and other market conditions over which we have no control, like the weather.

        Our primary risk management objective is to manage our price risk, thereby reducing volatility in our cash flows. Our risk management activities generally fall into one of these categories: (i) hedges of those risks not mitigated by our "natural hedge" (discussed below); (ii) hedges to realize the economics of a transaction, like our 2001 Canadian E&P acquisition; and (iii) our exploration and production basis hedges.

        Our hedging approach uses a statistical method that analyzes momentum and average pricing over time, and various fundamental data such as industry inventories, industry production, demand and weather. Hedging levels may increase with capital commitments and debt levels and when above-average margins exist. We maintain a committee, including members of senior management, which oversees all hedging activity.

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

        We enter OTC swaps with counterparties that are primarily financial institutions. We use standardized swap agreements that allow for offset of positive and negative exposures. Net credit exposure is marked to market daily. We are subject to margin deposit requirements under OTC agreements (with non-bank counterparties) and NYMEX positions.

        The use of financial instruments may expose us to the risk of financial loss in certain circumstances, including instances when (i) sales volumes may be less than expected requiring market purchases to meet commitments, (ii) our OTC counterparties could fail to purchase or deliver the contracted quantities of natural gas, NGL, or crude oil or otherwise fail to perform, and (iii) when the trading relationship between crude oil and NGL products is outside historical levels. To the extent that we engage in hedging activities, we may be prevented from realizing the benefits of favorable price changes in the physical market. However, we are similarly insulated against decreases in such prices.

  Types of Price Risk

        Within our exploration and production segment, our revenues are subject to natural gas price risk. Within our NGL marketing segment, our price risk varies by contract as well as by spot market prices. Our Appalachian producers compensate us for providing midstream services under one of two contract types:

  •
  Under "keep-whole" contracts, we take title to and sell the NGLs produced in our processing operations. We also reimburse or "keep whole" the producers for the Btu content of the NGLs removed through the re-delivery to the producers of an equivalent amount (on a Btu basis) of dry natural gas. Keep-whole contracts therefore expose us to NGL product price risk (on the sales side) and natural gas price risk (on the purchase or reimbursement side).

  •
  Under "percent-of-proceeds" contracts, we take title to the NGLs produced in our processing operations, we sell the NGLs to third parties and pay the producer a specified percentage of the proceeds received from the sales. Percent-of-proceeds contracts therefore expose us to NGL product price risk. All of our Michigan processing business is also governed by percent-of-proceeds contracts.

  Natural Hedge and Basis Risk

        To the extent our natural gas production equals our keep-whole requirements for purchasing natural gas in Appalachia and there are no material differences in net prices, we have a "natural hedge" and our commodity price risk is substantially mitigated. As of December 31, 2002, our equity natural gas production approximated     % of our keep-whole natural gas purchase requirements, making us a net consumer of natural gas and subject to natural gas price risk.

        However, we are exposed to basis risk. Our basis risk for natural gas stems from the geographic price differentials between our E&P sales location (San Juan basin and Alberta, Canada) and hedging contract delivery location (NYMEX) and our marketing purchase location (Appalachia) and NYMEX. We hedge our basis risk for natural gas.

        As of December 31, 2002, our natural gas basis hedges were as follows:

Table I Hedged Natural Gas Basis
Year Ending December 31, 2003
MMBtu	2,996,000
$/MMBtu	$(0.42)

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

  Natural Gas Price Risk

        Generally, we are an overall net consumer of natural gas as our keep-whole contractual requirements for purchasing natural gas in Appalachia currently exceed our natural gas production. Until such time this relationship reverses and we become a net producer of natural gas, we are limiting our E&P hedges to either (a) obtaining futures prices that our models suggest are optimal or (b) realizing the economics of a transaction, like our 2001 Canadian E&P acquisition. Generally, we execute our strategy by either selling fixed-for-float swaps or utilizing costless collars. As of December 31, 2002, we have hedged our combined Canadian and Rocky Mountain natural gas volumes and prices as follows:

	Table II Hedged Natural Gas Sales
	Year Ending December 31,
	2003	2004	2005
MMBtu	3,500,000	2,877,000	44,000
$/MMBtu	$3.43	$3.26	$3.34
Henry Hub Equivalent $/MMBtu(1)	$4.06	$3.75	$3.69

(1)
Reflects our hedged natural gas prices as if natural gas was sold at Henry Hub (NYMEX).

        Also, within our marketing segment, for certain Appalachian natural gas sales, as of December 31, 2002, we hedged 195,000 MMBtu at $4.09 per MMBtu for 2003.

  NGL Product Price Risk

        We hedge our NGL product sales by selling forward propane or crude oil. As of December 31, 2002, we have hedged Appalachian and stet NGL product sales as follows:

	Table III Hedged Sales Price for NGL Products
	Year Ending December 31,
	2003	2004
MarkWest Hydrocarbon, Inc.
NGL Volumes Hedges Using Crude Oil
NGL gallons	85,979,000	13,113,000
NGL sales prices per gallon	$0.44	$0.51
MarkWest Energy Partners, L.P.
NGL Volumes Hedged Using Crude Oil
NGL gallons	3,731,000	—
NGL sales price per gallon	$0.47	—
NGL Volumes Hedged Using Propane
NGL gallons	1,260,000	—
NGL sales price per gallon	$0.41	—
Total NGL Volumes Hedged
NGL gallons	4,991,000	—
NGL sales price per gallon	$0.45	—

        Under Table III, all projected margins or prices on open positions assume that both (a) the basis differentials between our sales location and the hedging contract's specified location and (b) the correlation between crude oil and NGL products, are consistent with historical averages. For the year ended December 31, 2002, the correlation between crude oil and NGL products was at times not consistent with historical averages; see Note 2.

        In addition to these risk management tools, we utilize our NGL product storage facilities and contracts for third-party storage to build product inventories during lower-demand periods for resale during higher-demand periods.

        To the extent our Appalachian natural gas purchase requirements exceed our E&P natural gas production, we are simultaneously subject to NGL price risk on the sales side and natural gas price risk on the purchase side within our GPM business. Consequently, we may hedge our Appalachian processing margin (defined as revenues less purchased gas costs) by simultaneously selling propane or crude oil while purchasing natural gas. However, as of December 31, 2002, we had no such hedges in place.

10. Adoption of SFAS No. 133

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

        During the second quarter of 2001, we entered into three-year contracts to fix interest rates on $10.0 million of our debt at 5.28% compared to a floating LIBOR (in both cases, plus an applicable margin). At December 31, 2001, we recorded a risk management liability related to this interest rate derivative of $0.5 million and a deferred tax recovery of $0.2 million, resulting in other comprehensive loss of $0.3 million.

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

11. Income Taxes

        The provision for income taxes is comprised of:

	Year Ended December 31,
	2002	2001	2000
	(in thousands)
Current:
Federal	$707	$—	$1,260
State	55	82	406
Foreign	—	—	—

Total current	762	82	1,666

Deferred:
Federal	(2,015)	1,544	2,697
State	(192)	296	525
Foreign	(367)	(341)	—

Total deferred	(2,574)	1,499	3,222

Total tax provision	$(1,812)	$1,581	$4,888

        The deferred tax liabilities (assets) are comprised of the tax effect of the following:

	December 31, 2002	December 31, 2001
	(in thousands)
Property, plant and equipment	$41,464	$45,583
Risk management assets	(4,248)	2,807
Other assets	1,214	337

Total deferred income tax liabilities	38,430	48,727

Alternative minimum tax (AMT) credit carryforwards	(2,739)	(2,031)
Federal net operating loss (NOL) carryforwards	—	(1,152)
State net operating loss (NOL) carryforwards	—	(227)
Intangible assets	(6)	(6)

Total deferred income tax assets	(2,745)	(3,416)

Net deferred tax liability	$35,685	$45,311

        The differences between the provision for income taxes at the statutory rate and the actual provision for income taxes, are summarized as follows:

	Year Ended December 31,
	2002	2001	2000
	(in thousands)
Income tax at statutory rate	$(1,600)	$1,538	$4,818
State income taxes, net of federal benefit	(89)	245	603
Income tax credits	(274)	—	(558)
Foreign operations:
Resource allowance	(1,106)	(471)	—
Crown royalties	1,100	308	—
Other	157	(39)	25

Total	$(1,812)	$1,581	$4,888

        At December 31, 2002, we had AMT credit carryforwards for federal income tax purposes of approximately $2.7 million. We had no federal NOL or state NOL carryforwards. These carryforwards expire as follows:

Expiration Dates	Federal NOL	State NOL	AMT
	(in thousands)
2018	$—	$—	$—
2019	—	—	—
2021	—	—	—
No expiration	—	—	2,739

Total	$—	$—	$2,739

        We believe that AMT credit carryforwards will be fully utilized. They are expected to be offset by existing taxable temporary differences reversing within the carryforward period or are expected to be realized by achieving future profitable operations based on our dedicated and owned reserves, dedicated reserves behind its processing plants, past results of operations, history, and projections of future results of operations.

12. Stock Compensation Plans

        At December 31, 2001, we have two stock-based compensation plans, and, through our consolidated subsidiary, MarkWest Energy Partners, a variable unit-based plan. These plans are described below. We apply APB Opinion No. 25, Accounting for Stock Issued to Employees, and related Interpretations in accounting for our plans. Accordingly, no compensation cost has been recognized for our fixed stock option plans but we did recognize $0.1 million in compensation expense for the variable plan for the year ended December 31, 2002.

        Under the 1996 Stock Incentive Plan, we may grant options to our employees for up to 925,000 shares of common stock in the aggregate. Under this plan, the exercise price of each option equals the market price of our stock on the date of the grant, and an option's maximum term is ten years. Options are granted periodically throughout the year and vest at the rate of 25% per year for options granted in 1999 and after, and 20% per year for options granted prior to 1999.

        Under the 1996 Non-employee Director Stock Option Plan, we may grant options to our non-employee directors for up to 30,000 shares of common stock in the aggregate. Under this plan, the exercise price of each option equals the market price of our stock on the date of the grant, and an option's maximum term is three years. Options are granted upon the date the director first becomes a director and biannually thereafter. Options granted upon the date the director first becomes a director vest at the rate of 33.33% per year. Biannual options vest 100% on the first anniversary of the option grant date.

        The fair value of each option granted in 2002, 2001 and 2000 was estimated using the Black-Scholes option-pricing model. The following assumptions were used to compute the weighted average fair market value of options granted:

	2002	2001	2000
Expected life of options	6 years	6 years	6 years
Risk free interest rates	3.54%	4.84%	5.93%
Estimated volatility	52%	52%	43%
Dividend yield	0.0%	0.0%	0.0%

        A summary of the status of our two fixed stock option plans as of December 31, 2002, 2001 and 2000, and changes during the years ended on those dates are presented below:

	2002		2001		2000
	Shares	Weighted- Average Exercise Price	Shares	Weighted- Average Exercise Price	Shares	Weighted- Average Exercise Price
Fixed Options
Outstanding at beginning of year	792,948	$9.18	740,246	$9.15	621,117	$9.15
Granted	20,000	6.09	71,464	7.62	150,317	9.94
Exercised	(386)	5.38	(2,713)	6.74	(4,655)	9.92
Cancelled	(84,247)	9.51	(16,049)	9.62	(26,533)	9.10

Outstanding at end of year	728,315	$9.06	792,948	$9.18	740,246	$9.15

Options exercisable at December 31, 2002, 2001 and 2000, respectively	559,382		478,265		342,914
Weighted-average fair value of options granted during the year	$2.54		$4.11		$4.93

        The following table summarizes information about fixed stock options outstanding at December 31, 2002:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number Outstanding at 12/31/02	Weighted- Average Remaining Contractual Life	Weighted- Average Exercise Price	Number Exercisable At 12/31/02	Weighted- Average Exercise Price
$ 5.34 to $ 6.99	153,411	3.53	$6.25	121,684	$6.41
$ 7.14 to $ 8.75	195,251	6.50	8.28	112,995	8.33
$ 9.00 to $10.50	157,041	3.66	10.16	140,467	10.15
$10.75 to $10.75	158,614	4.83	10.75	149,871	10.75
$11.25 to $11.38	63,998	7.38	11.25	34,365	11.25

$ 5.34 to $11.38	728,315	4.97	$9.06	559,382	$9.20

13. Earnings Per Share

        The following table shows the amounts used in computing earnings per share and weighted average number of shares of dilutive potential common stock for the years ended December 31, 2002, 2001 and 2000:

	Year Ended December 31,
	2002	2001	2000
	(in thousands, except per share data)
Net income (loss)	$(2,796)	$2,810	$8,878

Weighted average number of outstanding shares of common stock used in earnings per share	8,500	8,478	8,452
Effect of dilutive securities:
Stock options	13	21	40

Weighted average number of outstanding shares of common stock used in earnings per share assuming dilution	8,513	8,499	8,492

14. Segment Reporting

        Our operations are classified into three reportable segments:

  (1)
  Exploration and Production—explore for and produce natural gas;

  (2)
  Gathering and Processing—gathering and processing of natural gas and the transportation, fractionation and storage of natural gas liquids. Our gathering and processing operations are conducted by MarkWest Energy Partners; and

  (3)
  Marketing—sell our equity and third party NGLs and purchase and market third-party natural gas.

        On May 24, 2002, we spun off our gathering and processing assets into MarkWest Energy Partners, L.P., our fully consolidated subsidiary. The formation and initial public offering of MarkWest Energy Partners (the IPO closed on May 24, 2002) and the subsequent change to the structure of our internal organization caused the composition of our reportable segments to change in the fourth quarter of 2002. Prior to the fourth quarter of 2002, we classified our operations into two reportable segments:

  (1)
  Exploration and Production—explore for and produce natural gas; and

  (2)
  Gathering, Processing and Marketing—gathering and processing of natural gas and the transportation, fractionation and storage of natural gas liquids; also purchase and market third-party natural gas and NGLs.

        Although the period from May 24, 2002 through December 31, 2002 reflects our new segments, information prior to May 24, 2002 has not been restated to reflect the change in segmentation because no transfer pricing existed between Gathering and Processing and Marketing up until that point in time. In connection with the formation of MarkWest Energy Partners, certain contracts were executed which established the basis of fees for services rendered by processing MarkWest Hydrocarbon's natural gas. No such arrangement existed prior to the formation of MarkWest Energy Partners. As a result, it is not practicable to restate certain prior period segment information to conform with our current presentation.

        We evaluate the performance of our segments and allocate resources to them based on operating income. There were no intersegment revenues prior to May 24, 2002. We conduct our business in the United States and Canada.

        The table below presents information about operating income for the reported segments for the three years ended December 31, 2002, 2001 and 2000. Operating income for each segment includes total revenues less cost of goods sold, operating expenses, depreciation and depletion and excludes selling, general and administrative expenses, interest expense, interest income and income taxes. We have not reported asset information by reportable segment because we do not produce such information internally.

	MarkWest Hydrocarbon
					MarkWest Energy Partners
	Exploration and Production			Marketing	Gathering Processing &
	U.S.	Canada	Total	U.S.	U.S.	Total
May 24 through December 31, 2002
Revenues	$6,681	$14,427	$21,108	$60,173	$33,203	$114,484
Segment operating income	$2,028	$1,385	$3,413	$(7,897)	$8,435	$3,951
	Exploration and Production			Gathering Processing & Marketing
	U.S.	Canada	Total	U.S	Total
January 1 through May 23, 2002
Revenues	$3,775	$8,040	$11,815	$60,962	$72,777
Segment operating income	$1,356	$834	$2,190	$4,313	$6,503
Year ended December 31, 2001
Revenues	$10,101	$5,075	$15,176	$173,890	$189,066
Segment operation income	$4,462	$251	$4,713	$11,986	$16,699
Year ended December 31, 2000
Revenues	$4,559	$—	$4,559	$217,567	$222,126
Segment operating income	$1,241	$—	$1,241	$24,197	$25,438

        A reconciliation of total segment operating income to total consolidated income before taxes is as follows:

	Year Ended December 31,
	2002	2001	2000
	(in thousands)
Total segment operating income	$10,454	$16,699	$25,438
Selling, general and administrative expenses	(11,885)	(8,377)	(8,762)
Interest income	65	130	101
Interest expense	(3,840)	(3,830)	(3,944)
Write-down of deferred financing costs	(2,977)	—	—
Gain on sale of non-operating assets	5,454	—	1,000
Gain on sale of non-operating asset to related party	141	—	—
Minority interest in net income of consolidated subsidiary	(1,947)	—	—
Other income (expense)	(73)	(231)	(67)

Income (loss) before taxes	$(4,608)	$4,391	$13,766

15. Commitments and Contingencies

  Legal

        MarkWest Hydrocarbon, in the ordinary course of business, is a party to various legal actions. In the opinion of management, none of these actions, either individually or in the aggregate, will have a material adverse effect on our financial condition, liquidity or results of operations.

  Lease Obligations

        We have various non-cancelable operating lease agreements for equipment and office space expiring at various times through fiscal 2015. Annual rent expense under these operating leases was $2.3 million, $2.0 million and $1.8 million for the three years ended December 31, 2002, 2001 and 2000, respectively. Our minimum future lease payments under these operating leases as of December 31, 2002, are as follows (in thousands):

2003	$2,263
2004	1,959
2005	1,971
2006	1,868
2007	1,483
2008 and thereafter	3,182

Total	$12,726

16. Quarterly Results of Operations (Unaudited)

        The following summarizes certain quarterly results of operations:

	Three Months Ended
	March 31	June 30	September 30	December 31
2002
Operating revenue	$44,784	$46,428	$37,729	$58,320
Income (loss) from operations	$2,035	$29	$(3,857)	$362
Net income (loss)	$175	$(2,075)	$(3,162)	$2,266
Basic earnings (loss) per share	$0.02	$(0.24)	$(0.37)	$0.27
Earnings (loss) per share assuming dilution	$0.02	$(0.24)	$(0.37)	$0.27
2001
Operating revenue	$88,476	$31,013	$32,466	$37,111
Income from operations	$3,308	$645	$522	$3,847
Net income (loss)	$1,449	$8	$(194)	$1,547
Basic earnings (loss) per share	$0.17	$0.00	$(0.02)	$0.18
Earnings (loss) per share assuming dilution	$0.17	$0.00	$(0.02)	$0.18

17. Subsequent Event

        On March 24, 2003, our consolidated subsidiary, MarkWest Energy Partners, entered into an agreement to merge with Pinnacle Natural Gas Company and certain affiliates for approximately $38 million. The acquired assets, primarily located in Texas, are comprised of three lateral natural gas pipelines and eighteen gathering systems. The acquisition will be financed primarily through borrowings under the Partnership's credit facility, which was recently expanded by $15 million.

18. Supplemental Information on Oil and Gas Producing Activities (Unaudited)

        The following information is presented in accordance with SFAS No. 69, Disclosure about Oil and Gas Producing Activities.

        (A) Costs Incurred in Oil and Gas Exploration and Development Activities—The following costs were incurred in oil and gas exploration and development activities during the years ended December 31, 2002, 2001 and 2000:

	United States	Canada	Total
	(in thousands)
2002
Property acquisition costs (undeveloped leases and proved properties)	$1,792	$1,252	$3,044
Exploration costs	1,170	5,360	6,530
Development costs	7,851	10,270	18,121

Total	$10,813	$16,882	$27,695

2001
Property acquisition costs (undeveloped leases and proved properties)	$4,563	$79,496	$84,059
Exploration costs	1,259	1,387	2,646
Development costs	3,427	1,826	5,253

Total	$9,249	$82,709	$91,958

2000
Property acquisition costs (undeveloped leases and proved properties)	$739	$—	$739
Exploration costs	1,589	—	1,589
Development costs	1,818	—	1,818

Total	$4,146	$—	$4,146

        (B) Aggregate Capital Costs—The aggregate capitalized costs relating to oil and gas activities at December 31 of each of the years indicated were as follows:

	2002	2001	2000
	(in thousands)
Costs related to proved properties	$99,360	$72,294	$12,481
Costs related to unproved properties	32,934	36,629	4,072
Costs related to equipment and facilities	6,940	4,570	1,484

	139,234	113,493	18,037
Less: accumulated depreciation and depletion	(21,876)	(7,119)	(2,018)

Net capitalized costs	$117,358	$106,374	$16,019

        (C) Results of Operations from Producing Activities—Results of operations from producing activities for the years ended December 31, 2002, 2001 and 2000 are presented below. Income taxes are different from income taxes shown in the Consolidated Statements of Operations because this table excludes general and administrative and interest expense.

	United States	Canada	Total
	(in thousands)
2002
Revenues:
Sales	$9,988	$20,717	$30,705
Other	468	1,750	2,218

Total	10,456	22,467	32,923
Production taxes	(591)	(1,453)	(2,044)
Transportation and processing costs	(1,199)	(481)	(1,680)
Lease operating costs	(2,777)	(5,136)	(7,912)
Depreciation and depletion	(2,506)	(13,179)	(15,685)

Operating income	3,383	2,218	5,601
Income tax expense	(1,313)	(959)	(2,272)

Results of operations	$2,070	$1,259	$3,329

2001
Revenues:
Sales	$9,761	$5,075	$14,836
Other	157	—	157

Total	9,918	5,075	14,993
Production taxes	(674)	—	(674)
Transportation and processing costs	(1,314)	(431)	(1,745)
Lease operating costs	(1,743)	(948)	(2,691)
Depreciation and depletion	(1,726)	(3,445)	(5,171)

Operating income	4,461	251	4,712
Income tax benefit	(1,726)	(76)	(1,802)

Results of operations	$2,735	$175	$2,910

2000
Revenues:
Sales	$4,181	$—	$4,181
Other	91	—	91

Total	4,272	—	4,272
Production taxes	(450)	—	(450)
Transportation and processing costs	(781)	—	(781)
Lease operating costs	(1,142)	—	(1,142)
Depreciation and depletion	(658)	—	(658)

Operating income	1,241	—	1,241
Income tax benefit	185	—	185

Results of operations	$1,426	$—	$1,426

        (D) Estimated Proved Oil and Gas Reserves—Our estimate of our proved and proved developed future net recoverable oil and gas reserves and changes for 2002, 2001 and 2000 follows. Proved oil and gas reserves are the estimated quantities of crude oil, natural gas and natural gas liquids which geological and engineering data demonstrate with reasonable certainty to be recoverable in future years from known reservoirs under existing economic and operating conditions; i.e., prices and costs as of the date the estimate is made.

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

	Gas
	United States	(MMcfe) Canada	Total
Balance at December 31, 1999	32,720	—	32,720
Revisions of previous estimates	(60)	—	(60)
Purchase of minerals in place	1,524	—	1,524
Extensions and discoveries	2,253	—	2,253
Production	(1,376)	—	(1,376)
Sale of minerals in place	(476)	—	(476)

Balance at December 31, 2000	34,585	—	34,585
Purchase of minerals in place	6,900	25,959	32,859
Revisions of previous estimates	(2,895)	(3,778)	(6,673)
Extensions and discoveries	5,730	9,232	14,962
Production	(2,832)	(2,073)	(4,905)
Sale of minerals in place	—	—	—

Balance at December 31, 2001	41,488	29,340	70,828
Revisions of previous estimates	1,393	(4,958)	(3,565)
Purchase of minerals in place	2,749	179	2,928
Extensions and discoveries	3,458	12,953	16,411
Production	(3,367)	(7,370)	(10,737)
Sale of minerals in place	—	—	—

Balance at December 31, 2002	45,721	30,144	75,865

Proved developed reserves at:
December 31, 1999	22,114	—	22,114
December 31, 2000	22,804	—	22,804
December 31, 2001	28,586	27,774	56,360
December 31, 2002	37,327	28,752	66,079

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

        Future cash inflows are computed by applying year-end prices of oil and gas relating to our proved reserves to the year-end quantities of those reserves. Future price changes are considered only to the extent provided by contractual arrangements, including hedging contracts in existence at year-end, for the years ended December 31, 2000.

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

        Future income tax expenses are estimated using an estimated combined federal and state income tax rate of 38.8% in the United States and a combined federal and provincial rate of 43.25% in Canada. Permanent differences in Canadian resource allowances and natural gas-related tax credits are recognized. Estimates for future general and administrative and interest expense have not been considered.

        An annual discount rate of 10% was used to reflect the timing of the future net cash flows relating to proved reserves.

	December 31, 2002
	United States	Canada	Total
	(in thousands)
Future gas sales	$197,626	$122,621	$320,247
Future production costs	(65,035)	(34,059)	(99,094)
Future development costs	(3,888)	(3,077)	(6,965)
Future income taxes	(47,165)	(23,713)	(70,878)

Future net cash flows	81,538	61,772	143,310
10% annual discount for estimated timing of cash flows	(37,849)	(15,809)	(53,658)

Standardized measure of discounted future net cash flows	$43,689	$45,963	$89,652

        Present value of future net cash flows before income taxes was $67,524 in the United States and $63,751 in Canada at December 31, 2002.

	December 31, 2001
	United States	Canada	Total
	(in thousands)
Future gas sales	$101,228	$66,623	$167,851
Future production costs	(39,679)	(22,653)	(62,332)
Future development costs	(4,194)	(1,078)	(5,272)
Future income taxes	(18,654)	(10,292)	(28,946)

Future net cash flows	38,701	32,600	71,301
10% annual discount for estimated timing of cash flows	(20,335)	(7,780)	(28,115)

Standardized measure of discounted future net cash flows	$18,366	$24,820	$43,186

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

	December 31, 2002
	United States	Canada	Total
	(in thousands)
Standardized measure of discounted future net cash flows relating to proved gas reserves, at beginning of year	$18,366	$24,820	$43,186
Changes resulting from:
Sales and transfers of natural gas produced, net of production costs	(5,799)	(15,398)	(21,197)
Net changes in prices and production costs related to future production	24,956	10,939	35,895
Previously estimated development costs incurred during the year	243	15,630	15,873
Changes in future development costs	1,197	976	2,173
Extensions and discoveries	5,940	23,953	29,893
Revisions of previous quantity estimates	1,843	(273)	1,570
Purchases of reserves in place	3,738	365	4,103
Sales of reserves in place	—	—	—
Changes in production rates and other	6,510	—	6,510
Accretion of discount	2,627	2,739	5,366
Net change in income taxes	(15,932)	(9,227)	(25,159)

Standardized measure of discounted future net cash flows relating to proved gas reserves, at end of year	$43,689	$54,524	$98,213

        The computation of the standardized measure of discounted future net cash flows relating to proved oil and gas reserves at December 31, 2002 was based on year end natural gas prices of approximately $4.27 per Mcfe in the United States and approximately $3.87 per Mcfe in Canada, equivalent to $4.74 per MMBtu at the Henry Hub.

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

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

        The information required by this Item is incorporated by reference from the section labeled "Directors and Executive Officers" in the Proxy Statement.

ITEM 11. EXECUTIVE COMPENSATION

        The information required by this Item is incorporated by reference from the sections labeled "Compensation of Directors" and "Executive Compensation" excluding the "Board Compensation Committee Report on Executive Compensation" and the "Performance Graph" in the Proxy Statement.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

        The information required by this Item is incorporated by reference from the section labeled "Principal Stockholders" in the Proxy Statement.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

        The information required by this Item is incorporated by reference from the section labeled "Certain Relationships and Related Transactions" in the Proxy Statement.

ITEM 14. CONTROLS AND PROCEDURES

        Based on their evaluation of the internal controls, disclosure controls and procedures within 90 days of the filing date of this report, the Chief Executive Officer and the Chief Financial Officer have concluded that the effectiveness of the Company's controls and procedures is satisfactory. Further, there were not any significant changes in our internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

  (a)
  The following documents are filed as part of this report:

  (1)
  Financial Statements:

      Reference is made to the Index to Consolidated Financial Statements included in this Form 10-K for a list of all financial statements filed as a part of this report.

    (2)
    Financial Statement Schedules: None required.

    (3)
    Exhibits: See (c) below.

  (b)
  Reports on Form 8-K:

            A report on Form 8-K was filed on November 25, 2002 announcing the sale of 500,000 subordinated units of MarkWest Energy Partners, L.P. to a private venture fund for $8.573 million.

  (c)
  Exhibits required by Item 601 of Regulation S-K. See (a) (3) above.

2.2	(3)	Share Purchase Agreement between MarkWest Hydrocarbon Acquisition Corporation and Kaiser Energy, Ltd., dated as of August 10, 2001
2.3	(3)
		Share Purchase Agreement between MarkWest Hydrocarbon Acquisition Corporation and Brian E. Hiebert, Guy C. Crierson, Ian R. DeBie, Gordon A. Maybee, Erin Hiebert, Raylene Grierson, Kathleen DeBie and Patricia Maybee, dated as of August 10, 2001.
3.1	(1)	Certificate of Incorporation of MarkWest Hydrocarbon, Inc.
3.2	(1)	Bylaws of MarkWest Hydrocarbon, Inc.
10.1	(2)
		Amended and Restated Reorganization Agreement made as of August 1, 1996, by and among MarkWest Hydrocarbon, Inc.; MarkWest Hydrocarbon Partners, Ltd.; MWHC Holding, Inc.; RIMCO Associates, Inc.; and each of the limited partners of MarkWest Hydrocarbon Partners, Ltd.
10.2	(2)	1996 Incentive Compensation Plan.
10.3	(1)	1996 Stock Incentive Plan.
10.4	(1)	1996 Non-employee Director Stock Option Plan.
10.5	(1)	Form of Non-Compete Agreement between John M. Fox and MarkWest Hydrocarbon, Inc.
10.6	(4)	MarkWest Hydrocarbon, Inc., 1997 Severance and Non-Compete Plan.
10.7	(5)	Fifth Amended and Restated Credit Agreement among MarkWest Hydrocarbon, Inc. and various lenders, dated as of May 24, 2002.
10.8	(5)	Amended and Restated Canadian Credit Agreement among MarkWest Resources Canada Corp. and various lenders, dated as of May 24, 2002.
10.11	(6)	Subordinated Unit Purchase Agreement among MarkWest Hydrocarbon, Inc. and Tortoise MWEP, L.P., dated as of November 20, 2002.
11.1*		Statement regarding computation of earnings per share.

21.1*	List of Subsidiaries of MarkWest Hydrocarbon, Inc.
23.1*	Consent of PricewaterhouseCoopers LLP
23.2*	Consent of Cawley, Gillespie & Associates, Inc.
23.3*	Consent of Gilbert Laustsen Jung Associates, Ltd.
99.1*	Certification of Chief Executive Officer of the General Partner pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
99.2*	Certification of Chief Financial Officer of the General Partner pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(1)
Incorporated by reference to MarkWest Hydrocarbon, Inc.'s Registration Statement on Form S-1, Registration No. 333-09513, filed with the Commission on August 2, 1996.

(2)
Incorporated by reference to Amendment No. 1 to MarkWest Hydrocarbon Inc.'s Registration Statement on Form S-1, Registration No. 333-09513, filed with the Commission on September 13, 1996.

(3)
Incorporated by reference to MarkWest Hydrocarbon, Inc.'s Current Report on Form 8-K, filed with the Commission on August 27, 2001.

(4)
Incorporated by reference to MarkWest Hydrocarbon, Inc.'s Quarterly Report on Form 10-Q for the three months ended September 30, 1997, filed with the Commission on November 13, 1997.

(5)
Incorporated by reference to MarkWest Hydrocarbon, Inc.'s Quarterly Report on Form 10-Q for the three months ended June 30, 2002, filed with the Commission on August 14, 2002.

(6)
Incorporated by reference to MarkWest Hydrocarbon, Inc.'s Current Report on Form 8-K, filed with the Commission on November 25, 2002.

*
Filed herewith.

SIGNATURES

        Pursuant to the requirements of section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Englewood, State of Colorado, on March 29, 2003.

MARKWEST HYDROCARBON, INC. (Registrant)
BY:	/s/ JOHN M. FOX John M. Fox President and Chief Executive Officer and Chairman

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ JOHN M. FOX John M. Fox President, Chief Executive Officer and Chairman	March 29, 2003
/s/ DONALD C. HEPPERMANN Donald C. Heppermann Senior Vice President, Chief Financial Officer, Secretary and Director (Principal Financial and Accounting Officer)	March 29, 2003
/s/ ARTHUR J. DENNEY Arthur J. Denney Executive Vice President and Director	March 29, 2003
/s/ WILLIAM A. KELLSTROM William A. Kellstrom Director	March 29, 2003
/s/ KAREN L. ROGERS Karen L. Rogers Director	March 29, 2003
/s/ BARRY W. SPECTOR Barry W. Spector Director	March 29, 2003
/s/ DONALD D. WOLF Donald D. Wolf Director	March 29, 2003

CERTIFICATION

        I, John M. Fox, certify that:

  1.
  I have reviewed this annual report on Form 10-K of MarkWest Hydrocarbon, Inc.;

  2.
  Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

  3.
  Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

  4.
  The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

  a)
  designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

  b)
  evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

  c)
  presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

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

  6.
  The registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 29, 2002

/s/ JOHN M. FOX John M. Fox President and Chief Executive Officer

CERTIFICATION

        I, Donald C. Heppermann, certify that:

  1.
  I have reviewed this annual report on Form 10-K of MarkWest Hydrocarbon, Inc.;

  2.
  Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

  3.
  Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

  4.
  The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

  a)
  designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

  b)
  evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

  c)
  presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

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

  6.
  The registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 29, 2003

/s/ DONALD C. HEPPERMANN Donald C. Heppermann Senior Executive Vice President and Chief Financial Officer