Form 10-Q
period 2004-03-31
MARKWEST HYDROCARBON INC
filed 2004-05-13
CIK 1019756

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2004

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                     to

Commission File Number 001-14841

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

Yes   ☐     No  ☒

The registrant had 9,694,100 shares of common stock, $.01 per share par value, outstanding as of April 30, 2004.

Glossary of Terms

Bbl/d	barrels of oil per day
Btu	British thermal units, an energy measurement
Gal/d	gallons per day
Gross margin	revenues less purchased product costs
Mcf	thousand cubic feet of natural gas
Mcf/d	thousand cubic feet of natural gas per day
MMBtu	million British thermal units, an energy measurement
MMcf	million cubic feet of natural gas
MMcf/d	million cubic feet of natural gas per day
NGL	natural gas liquids, such as propane, butanes and natural gasoline

PART I—FINANCIAL INFORMATION

Item 1.  Consolidated Financial Statements

MARKWEST HYDROCARBON, INC.

CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

(in thousands, except share and per share data)

	March 31, 2004	December 31, 2003
ASSETS
Current assets:
Cash and cash equivalents	$49,115	$42,144
Restricted cash	2,500	2,500
Marketable securities	4,430	—
Receivables, net (including related party receivables of $56 and $40, respectively, and allowance for doubtful accounts of $84 and $120, respectively)	24,751	30,750
Inventories	1,448	4,815
Prepaid replacement natural gas	15	5,940
Deferred income taxes	230	603
Other current assets	1,047	503
Total current assets	83,536	87,255

Property, plant and equipment	234,756	232,257
Less: accumulated depreciation, depletion, amortization and impairment	(47,432)	(44,134)
Total property, plant and equipment, net	187,324	188,123

Other assets:
Intangible assets, net	3,507	3,831
Deferred offering costs	—	1,037
Investment in and advances to equity investee	245	250
Note receivables from officers	207	217
Other assets	65	—

Total assets	$274,884	$280,713

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable (including related party payables of $48 and $51, respectively)	$22,893	$24,052
Accrued liabilities	14,284	16,751
Risk management liability	747	1,769
Total current liabilities	37,924	42,572

Deferred income taxes	7,048	6,346
Long-term debt	84,200	126,200
Risk management liability	154	125
Other long-term liabilities	504	504
Non-controlling interest in consolidated subsidiary	94,797	52,782
Commitments and contingencies

Stockholders’ equity:
Preferred stock, par value $0.01, 5,000,000 shares authorized, no shares outstanding	—	—
Common stock, par value $0.01, 20,000,000 shares authorized, 9,756,379 and 9,637,977 shares issued, respectively	98	96
Additional paid-in capital	51,730	50,715
Accumulated earnings (deficit)	(329)	3,676
Accumulated other comprehensive loss, net of tax	(768)	(1,793)
Treasury stock, 71,328 and 75,930 shares, respectively	(474)	(510)
Total stockholders’ equity	50,257	52,184

Total liabilities and stockholders’ equity	$274,884	$280,713

The accompanying notes are an integral part of these financial statements.

MARKWEST HYDROCARBON, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

(in thousands, except per share data)

	Three Months Ended March 31,
	2004	2003

Revenues	$93,426	$50,651

Operating expenses:
Purchased product costs	75,135	46,003
Facility expenses	5,975	4,362
Selling, general and administrative expenses	4,268	2,550
Depreciation	3,458	1,530
Total operating expenses	88,836	54,445

Income (loss) from operations	4,590	(3,794)

Other income (expense):
Interest expense, net	(1,358)	(1,063)
Non-controlling interest in net income of consolidated subsidiary	(1,693)	(874)
Other income (expense)	62	(15)

Income (loss) before income taxes	1,601	(5,746)

Provision (benefit) for income taxes:
Current	115	(170)
Deferred	512	(2,281)
Provision (benefit) for income taxes	627	(2,451)

Income (loss) from continuing operations	974	(3,295)

Income (loss) from discontinued exploration and production operations (net of income tax benefit of $104 and provision of $1,229, respectively)	(177)	2,282

Income (loss) before cumulative effect of accounting change	797	(1,013)

Cumulative effect of change in accounting for asset retirement obligations, net of tax	—	(29)

Net income (loss)	$797	$(1,042)

Income (loss) from continuing operations per share:
Basic	$0.10	$(0.35)
Diluted	$0.10	$(0.35)

Net income (loss) per share:
Basic	$0.08	$(0.11)
Diluted	$0.08	$(0.11)

Weighted average number of outstanding shares of common stock:
Basic	9,615	9,362
Diluted	9,632	9,365

The accompanying notes are an integral part of these financial statements.

MARKWEST HYDROCARBON, INC.

CONSOLIDATED STATEMENTS OF OTHER COMPREHENSIVE INCOME

(UNAUDITED)

(in thousands)

	Three Months Ended March 31,
	2004	2003

Net income (loss)	$797	$(1,042)

Other comprehensive income (loss), net of tax:
Foreign currency translation	—	2,264
Risk management activities	872	(393)
Marketable securities	153	—
Total other comprehensive income	1,025	1,871

Comprehensive income	$1,822	$829

The accompanying notes are an integral part of these financial statements.

MARKWEST HYDROCARBON, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

(in thousands)

	Three Months Ended March 31,
	2004	2003
Cash flows from operating activities:
Net income (loss)	$797	$(1,042)
Adjustments to reconcile net income to net cash provided by operating activities:
Cumulative effect of change in accounting	—	29
Depreciation, depletion and amortization	3,640	5,098
Gain from sale of property, plant and equipment	(63)	—
Amortization of deferred financing costs included in interest expense	312	309
Non-cash compensation expense	374	212
Equity in investee losses	5	—
Non-controlling interest in net income of consolidated subsidiary	1,693	874
Derivative ineffectiveness and non-cash mark-to-market adjustment	476	(922)
Reclassification of Enron hedges to purchased gas costs	—	(18)
Deferred income taxes	455	(1,199)
Other	—	28
Changes in operating assets and liabilities:
(Increase) decrease in receivables	5,999	(3,844)
Decrease in inventories	3,367	1,124
(Increase) decrease in prepaid expenses and other assets	5,925	(873)
Increase in other current assets	(544)	—
Increase (decrease) in accounts payable and accrued liabilities	(3,574)	9,773
Net cash flow provided by operating activities	18,862	9,549

Cash flows from investing activities:
Increase in marketable securities	(4,277)	—
Pinnacle acquisition, net of cash acquired	—	(38,238)
Capital expenditures	(2,863)	(6,735)
Proceeds from sale of assets	94	24
Other	3	—
Net cash used in investing activities	(7,043)	(44,949)

Cash flows from financing activities:
Proceeds from long-term debt	—	45,700
Repayment of long-term debt	(42,000)	(6,500)
Debt issuance costs	—	(810)
Proceeds from MarkWest Energy Partners’ secondary public offering	44,102	—
Distribution to MarkWest Energy Partners’ unitholders	(3,054)	(1,530)
Acquisition of general partner’s membership interests and MarkWest Energy Partners’ subordinated units from related parties	(147)	—
Exercise of stock options	1,017	—
Net issuance of treasury shares	36	(76)
Payment of dividend	(4,802)	—
Net cash provided by (used in) financing activities	(4,848)	36,784

Effect of exchange rate on changes in cash	—	114

Net increase in cash and cash equivalents	6,971	1,498

Cash and cash equivalents at beginning of period	42,144	6,410

Cash and cash equivalents at end of period	$49,115	$7,908

The accompanying notes are an integral part of these financial statements.

MARKWEST HYDROCARBON, INC.

CONSOLIDATED STATEMENT OF CHANGES IN
STOCKHOLDERS’ EQUITY

(UNAUDITED)

(in thousands)

	Shares of Common Stock	Shares of Treasury Stock	Common Stock	Additional Paid-In Capital	Accumulated Earnings (Deficit)	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Total Stockholders’ Equity

Balance, December 31, 2003	9,638	(76)	$96	$50,715	$3,676	$(1,793)	$(510)	$52,184

Stock option exercises	118	—	2	1,015	—	—	—	1,017

Dividend	—	—	—	—	(4,802)	—	—	(4,802)

Net income	—	—	—	—	797	—	—	797

Other comprehensive income	—	—	—	—	—	1,025	—	1,025

Net treasury stock reissuances	—	5	—	—	—	—	36	36

Balance, March 31, 2004	9,756	(71)	$98	$51,730	$(329)	$(768)	$(474)	$50,257

The accompanying notes are an integral part of these financial statements.

MARKWEST HYDROCARBON, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

1.  General

MarkWest Hydrocarbon, Inc. (“MarkWest Hydrocarbon”, “we”, “us”, “our” or the “Company”) manages MarkWest Energy Partners, L.P. (“MarkWest Energy Partners” or the “Partnership”), a publicly-traded master limited partnership engaged in the gathering, processing and transmission of natural gas; the transportation, fractionation and storage of natural gas liquids (NGLs); and the gathering and transportation of crude oil.   We also market natural gas and NGLs. MarkWest Hydrocarbon and MarkWest Energy Partners provide services primarily in Appalachia, Michigan, and the Southwest.

The consolidated financial statements include the accounts of MarkWest Hydrocarbon and its subsidiaries, including MarkWest Energy Partners. Through consolidation, we have eliminated all significant intercompany accounts and transactions. We have reclassified certain prior year amounts to conform to the current year’s presentation.

We have prepared the unaudited financial statements presented herein in accordance with the instructions to Form 10-Q.  The statements do not include all the information and note disclosures required by generally accepted accounting principles for complete financial statements.  Please read the interim consolidated financial statements in conjunction with the Consolidated Financial Statements and attached notes for the year ended December 31, 2003, included in our Annual Report on Form 10-K, as filed with the Securities and Exchange Commission.  In the opinion of management, we have made all necessary adjustments for a fair statement of the results for the unaudited interim periods.  All said adjustments are of a recurring nature.

We base the effective corporate tax rate for interim periods on the estimated annual effective corporate tax rate.

2.              Marketable Securities

Marketable securities are classified as available-for-sale and stated at market based on the closing price of the securities at the balance sheet date.  Accordingly, unrealized gains or temporary losses are reflected in other comprehensive income, net of applicable income taxes.  For losses that are other than temporary, the cost basis of the securities is written down to fair value and the amount of the write down is reflected in the statement of operations. To compute realized gains and losses, the Company reduces revenues by its weighted average cost basis. Realized gains and losses, and dividend and interest income, are reflected in earnings.

During the first quarter of 2004, the Company funded a $5.0 million brokerage account to invest primarily in equity securities of other midstream businesses.  As of March 31, 2004, approximately $4.3 million had been invested in securities, with the remaining $0.7 million held in cash.

Equity securities were acquired to provide both capital gains and investment income, and are classified as available-for-sale.  The following is a summary of gross unrealized gains and losses:

March 31, 2004
(in thousands)
Gross unrealized gains	$179
Gross unrealized losses	(26)

Net unrealized gains	$153

3.              MarkWest Energy Partners’ Acquisitions

Pinnacle Acquisition

On March 28, 2003, the Partnership completed the acquisition (the “Pinnacle Acquisition”) of Pinnacle Natural Gas Company, Pinnacle Pipeline Company, PNG Transmission Company, Inc., PNG Utility Company and Bright Star

Gathering, Inc. (collectively, “Pinnacle” or the “Sellers”).  Pinnacle’s results of operations have been included in the Partnership’s consolidated financial statements since that date.

The Pinnacle Acquisition was accomplished through a merger under Texas law of the Sellers and four newly formed wholly owned subsidiaries of the Partnership as buyers. In the merger, most of the assets and liabilities of the Sellers were allocated to the Partnership entities, and all entities survived the merger. The assets acquired from the Sellers, primarily located in the State of Texas, with the balance located in New Mexico, Louisiana and Mississippi, are comprised of three lateral natural gas pipelines and nineteen gathering systems.

The purchase price was allocated as follows (in thousands):

Acquisition costs:
Long-term debt incurred	$39,471
Direct acquisition costs	450
Current liabilities assumed	8,945
Total	$48,866

Allocation of acquisition costs:
Current assets	$10,643
Fixed assets (including long-term contracts)	38,223
Total	$48,866

Western Oklahoma Acquisition

On December 1, 2003, the Partnership completed the acquisition (the “western Oklahoma acquisition”) of certain assets of American Central Western Oklahoma Gas Company, L.L.C. (“AWOC”) for approximately $38 million, before transaction costs and subject to certain post-closing adjustments.  AWOC’s results of operations have been included in the Partnership’s consolidated financial statements since that date.

The assets include the Foss Lake gathering system (the “gathering system”) located in the western Oklahoma counties of Roger Mills and Custer.  The gathering system is comprised of approximately 167 miles of pipeline, connected to approximately 270 wells, and 11,000 horsepower of compression facilities.   The assets also include the Arapaho gas processing plant that was installed during 2000.

The purchase price of approximately $38 million was financed through borrowings under the Partnership line of credit, which was amended at the closing of the acquisition to increase availability under the credit facility from $75 million to $140 million.  Substantially all of the acquired assets are pledged to the credit facility lenders to secure the repayment of the outstanding borrowings under the credit facility.

The purchase price was comprised of $38.0 million paid in cash to AWOC, and was allocated as follows (in thousands):

Acquisition costs:
Cash consideration	$37,850
Direct acquisition costs	101

$37,951

Allocation of acquisition costs:
Property, plant and equipment	$37,951

Michigan Crude Pipeline

On December 18, 2003, the Partnership completed the acquisition (the “Michigan Crude Pipeline acquisition”) of Shell Pipeline Company, LP’s and Equilon Enterprises, LLC’s, doing business as Shell Oil Products US (“Shell”), Michigan Crude Gathering Pipeline (the “System”), for approximately $21.3 million. The System’s results of operations have been included in the Partnership’s consolidated financial statements since December 18, 2003. The $21.3 million purchase price was financed through borrowings under the Partnership line of credit.

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

The System is a common carrier Michigan intrastate pipeline and gathers light crude oil from wells.  The oil is transported for a fee to the Lewiston, Michigan station where it is batch injected into the Enbridge Lakehead Pipeline.

The purchase price was comprised of $21.3 million paid in cash to Shell, and was allocated as follows (in thousands):

Acquisition costs:
Cash consideration	$21,155
Direct acquisition costs	128

$21,283

Allocation of acquisition costs:
Property, plant and equipment	$21,283

Pro Forma Results of Operations (Unaudited)

The following table reflects the unaudited pro forma consolidated results of operations for the comparable period presented, as though the Pinnacle acquisition, the Western Oklahoma acquisition and Michigan Crude Pipeline acquisition each had occurred on January 1, 2003. The unaudited pro forma results have been prepared for comparative purposes only and may not be indicative of future results.

	Three Months Ended March 31, 2003
	MarkWest Hydrocarbon	Pinnacle	Western Oklahoma	Michigan Crude Pipeline	Adjustments	Total
	(in thousands, except per share data)
Revenue	$50,651	$18,614	$11,083	$1,110	$(827)	$80,631
Net income	$(1,042)	$1,114	$16	$494	$(1,297)	$(715)
Basis net loss per share	$(0.11)					$(0.08)
Diluted net loss per share	$(0.11)					$(0.08)

Subsequent Event

On April 1, 2004, the Partnership acquired the Hobbs Lateral pipeline for approximately $2.3 million.  The Hobbs Lateral pipeline consists of a four-mile pipeline, with a capacity of 160 million cubic feet of natural gas per day, connecting the Northern Natural Gas interstate pipeline to Southwestern Public Service’s Cunningham and

Maddox power generating stations in Hobbs, New Mexico.  The Hobbs Lateral pipeline is a New Mexico intrastate pipeline regulated by the Federal Energy Regulatory Commission.

4.              Property, Plant and Equipment

The following provides composition of our property, plant and equipment at:

	March 31, 2004	December 31, 2003
	(in thousands )
Property, plant and equipment:
Gas gathering facilities	$75,630	$73,424
Gas processing plants	56,289	55,888
Fractionation and storage facilities	22,387	22,160
Natural gas pipelines	38,817	38,790
Crude oil pipelines	18,352	18,352
NGL transportation facilities	4,415	4,415
Marketing assets	1,606	1,987
Oil and gas properties and equipment, full cost method	2,495	2,380
Land, buildings and other equipment	12,915	12,499
Construction in-progress	1,850	2,362
	234,756	232,257
Less: Accumulated depreciation, depletion, amortization and impairment	(47,432)	(44,134)
Total property, plant and equipment, net	$187,324	$188,123

5.              Adoption of SFAS No. 143

On January 1, 2003, we adopted SFAS No. 143, Asset Retirement Obligations.  SFAS No. 143 requires entities to record the fair value of a liability for an asset retirement obligation in the period in which it is incurred and a corresponding increase in the carrying amount of the related long-lived asset.  Subsequently, the asset retirement cost should be allocated to expense using a systematic and rational method.  During the first quarter of 2003, we recorded a net-of-tax cumulative effect of change in accounting principle charge of $29,000 ($63,000 before tax), and an asset retirement obligation of $3.2 million (a net increase to long-term liabilities of $2.5 million). We also increased net properties $2.4 million in accordance with the provisions of SFAS No. 143.   There was no impact on our cash flows as a result of adopting SFAS No. 143.  The asset retirement obligation, which is included on the consolidated balance sheet in other long-term liabilities, was $0.5 million and $2.4 million at March 31, 2004 and 2003, respectively.

6.              MarkWest Energy Partners’ Secondary Public Offering

During January 2004, the Partnership completed a secondary public offering of 1,100,444 common units at $39.90 per unit for gross proceeds of $43.9 million.  In addition, of the 172,200 common units available to underwriters to cover over-allotments, 72,500 were sold for gross proceeds of $2.9 million. To maintain its 2% interest, the general partner of the Partnership contributed $1.0 million, of which $0.1 million was from directors and officers of the general partner. Gross proceeds from parties other than MarkWest Hydrocarbon of $46.9 million less associated offering costs of $3.8 million resulted in net proceeds from the secondary public offering of $43.1 million.  As approximately $1.0 million of the offering costs had been incurred during fiscal 2003, net cash generated from the offering during 2004 was approximately $44.1 million.

7.              Segment Reporting

Our operations are classified into two reportable segments:

(1)          Managing MarkWest Energy Partners—we operate MarkWest Energy Partners, a publicly-traded master limited partnership engaged in the gathering, processing and transmission of natural gas; the transportation, fractionation and storage of natural gas liquids; and the gathering and transportation of crude oil.

(2)          Marketing—we sell our equity and third party NGLs, purchase third party natural gas and sell our equity and third-party natural gas.

During 2003, we discontinued our exploration and production business segment. Our continuing operations are conducted solely in the United States.

The table below presents information about operating income (loss) for the reported segments for the three months ended March 31, 2004 and 2003. Segment operating income (loss) includes total revenues less purchased product costs, facility expenses and depreciation. Items excluded from segment operating income (loss) are reflected in the reconciliation of total segment operating income (loss) to income (loss) from continuing operations before taxes. We have not reported asset information by reportable segment because we do not produce such information internally.

	Marketing	MarkWest Energy Partners	Eliminating Entries	Total
	(in thousands)
Three Months Ended March 31, 2004:
Revenues from external customers	$43,907	$49,519	$—	$93,426
Intersegment revenues	$224	$14,294	$(14,518)	$—
Segment operating income	$2,126	$6,732	$—	$8,858

Three Months Ended March 31, 2003:
Revenues from external customers	$46,352	$4,299	$—	$50,651
Intersegment revenues	$267	$13,394	$(13,661)	$—
Segment operating income (loss)	$(4,863)	$3,619	$—	$(1,244)

A reconciliation of total segment operating income (loss) to income (loss) from continuing operations before taxes is as follows:

	Three Months Ended March 31,
	2004	2003
	(in thousands)
Total segment operating income (loss)	$8,858	$(1,244)
Selling, general and administrative expenses	(4,268)	(2,550)
Interest expense, net	(1,358)	(1,063)
Non-controlling interest in net income of consolidated subsidiary	(1,693)	(874)
Other income (expense)	62	(15)
Income (loss) from continuing operations before taxes	$1,601	$(5,746)

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

Had compensation cost for our two stock-based compensation plans been determined based on the fair value at the grant dates under those plans consistent with the method prescribed by SFAS No. 123, our net income (loss) and net income (loss) per share would have been revised to the pro forma amounts listed below:

	Three Months Ended March 31,
	2004	2003
	(in thousands, except per share data)

Net income (loss), as reported	$797	$(1,042)
Add: compensation expense included in reported net income (loss)	374	212
Deduct: total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effect	(407)	(285)
Pro forma net income (loss)	$764	$(1,115)

Net income (loss) per share:
Basic:
As reported	$0.08	$(0.12)
Pro forma	$0.08	$(0.13)
Diluted:
As reported	$0.08	$(0.12)
Pro forma	$0.08	$(0.13)

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

Item 2.   Management’s Discussion and Analysis of Financial Condition and Results of Operations

Management Overview of the Quarter Ended March 31, 2004

MarkWest Hydrocarbon reported net income of $0.8 million, or $0.08 per diluted share, for the three months ended March 31, 2004, compared to a net loss of $1.0 million, or $(0.11) per diluted share, for the first quarter of 2003.

On April 22, 2004, the board of directors of MarkWest Hydrocarbon declared the Company’s first quarterly cash dividend of $0.025 per share of its common stock, which implies an annual dividend of $0.10 per share. The board of directors declared that the dividend is to be paid on May 19, 2004, to the stockholders of record as of the close of business on May 5, 2004. The ex-dividend date is May 3, 2004. The board announced that its objective is to maintain a regular quarterly dividend, but that any such future declaration will be dependent upon the financial performance of the Company.

First quarter 2004 results benefited primarily from two events. First, the full-quarter contributions from MarkWest Energy Partners’ 2003 acquisitions increased income from continuing operations by approximately $2.4 million relative to first quarter 2003. MarkWest Energy Partners is our consolidated subsidiary. First quarter 2003 did not include any financial impact from MarkWest Energy Partners’ 2003 acquisitions except for approximately $50,000, which represents four days of results from its March 28, 2003,  acquisition of Pinnacle. Second, healthier margins from our marketing business, primarily due to a favorable pricing environment and a reduction in hedging losses, accounted for an approximate $7.0 million increase in income from continuing operations. These increases were offset by increases in selling, general and administrative expenses due to the significant growth of MarkWest Energy Partners.

Our Business

We were founded in 1988 as a partnership and later incorporated in Delaware.  We completed our initial public offering in 1996.

We are an energy company primarily focused on increasing shareholder value by growing MarkWest Energy Partners, our consolidated subsidiary and a publicly-traded master limited partnership engaged in the gathering, processing and transmission of natural gas; the transportation, fractionation and storage of natural gas liquids; and the gathering and transportation of crude oil. We also market natural gas and natural gas liquids (NGLs). We discontinued our exploration and production activities during 2003.

Our assets consist primarily of partnership interests in MarkWest Energy Partners.  As of March 31, 2004, our partnership interests consisted of the following:

•                  2,469,496 subordinated units, representing a 34.6% limited partner interest in the Partnership; and

•                  A 90.2% ownership interest in MarkWest Energy GP, L.L.C., the general partner of the Partnership, which owns a 2.0% general partner interest and all of the incentive distribution rights in the Partnership.

To better understand our business and the results of operations discussed below, it is important to have an understanding of three factors:

•                  The nature of our relationship with MarkWest Energy Partners;

•                  The nature of the contracts from which we derive our revenues and from which MarkWest Energy Partners derives its revenues; and

•                  The comparability within our results of operations across periods because of MarkWest Energy Partners significant and recent acquisition activity.

Our Relationship with MarkWest Energy Partners

We spun off the majority of our then-existing natural gas gathering and processing and NGL transportation, fractionation and storage assets into MarkWest Energy Partners in May 2002, just before the Partnership completed its initial public offering. At the time of its formation and initial public offering, we entered into four contracts with MarkWest Energy Partners whereby MarkWest Energy Partners provides midstream services in Appalachia in exchange for a fee. Additionally, MarkWest Energy Partners receives 100% of all fee and percent-of-proceeds consideration for the first 10 MMcf/d that it gathers and processes in Michigan. MarkWest Hydrocarbon retains a 70% net profits interest in the gathering and processing income earned on quarterly pipeline throughput in excess of 10 MMcf/d. In accordance with generally accepted accounting principles, MarkWest Energy Partners’ financial results are included in our consolidated financial statements.  All intercompany accounts and transactions are eliminated during consolidation. You should read Note 7 to our Consolidated Financial Statements, which is incorporated herein by reference, appearing earlier in this Form 10-Q for further information regarding our two business segments: operating MarkWest Energy Partners and marketing.

As a result of our contracts with MarkWest Energy Partners mentioned above, we are the Partnership’s largest customer, accounting for 22% of its revenues and 44% of its gross margin for the three months ended March 31, 2004. We expect to account for less of MarkWest Energy Partners’ business in the future as it continues to acquire assets and increase its customer and business diversification.

Also at the time of the initial public offering, we entered into an Omnibus Agreement with MarkWest Energy Partners and related parties that governs potential competition and indemnification obligations among the parties.

Through our majority ownership in the Partnership’s general partner, we control and operate MarkWest Energy Partners. Our employees are responsible for conducting the Partnership’s business and operating its assets pursuant to a Services Agreement, which was formalized effective January 1, 2004. We receive $5,000 annually from MarkWest Energy Partners for services provided under the Services Agreement. We also are reimbursed for any reasonable costs incurred in the operation of the Partnership.

Our Contracts

Excluding the revenues and gross margin derived from MarkWest Energy Partners, we generate the majority of our revenues and gross margin from the marketing of NGLs and, to a lesser extent, natural gas. As compensation for providing processing services to our Appalachian producers (we have since outsourced these services to MarkWest Energy Partners as discussed below), we earn a fee and receive title to the NGLs produced. In return, we are required to replace, in dry natural gas, the Btu value of the NGLs extracted. This Btu replacement obligation is referred to in the industry as a “keep-whole” arrangement. In keep-whole arrangements, our principal cost is the replacement of the Btus extracted from the gas stream in the form of NGLs or consumed as fuel during processing with dry gas of an equivalent Btu content. The spread between the NGL product sales price and the purchase price of natural gas with an equivalent Btu content is called the “frac spread.” Generally, the frac spread and, consequently, the operating margins, are favorable under these contracts. In the event natural gas becomes more expensive on a Btu equivalent basis than NGL products, the cost of keeping the producer “whole” results in operating losses.

At the closing of MarkWest Energy Partners’ initial public offering on May 24, 2002, we outsourced our midstream services to the Partnership. Pursuant to the terms of the operating agreements, we retained all the benefits and associated risks of our keep-whole contracts with producers. Our NGL and gas marketing operations were retained by us and not contributed to MarkWest Energy Partners.

Our keep-whole contracts expose us to commodity price risk, both on the sales side (of NGLs) and on the purchase side (of natural gas), which may increase the volatility of our marketing results and cash flows. We attempt to mitigate our commodity price risk through our hedging program. Under our hedging program, implemented two years ago based in part on historical pricing data through that point in time, we have incurred significant hedging losses. For the three months ended March 31, 2004 and 2003, we lost $2.2 million and $7.3 million, respectively, as a result of our hedging program. The last transactions associated with this unfavorable hedging program settled in April 2004. You should read Item 3, “Quantitative and Qualitative Disclosures About Market Risk” for further details about our commodity price risk management program, which is incorporated herein by reference.

MarkWest Energy Partners’ Contracts

The Partnership generates the majority of its revenues and gross margin from natural gas gathering, processing and transmission, NGL transportation, fractionation and storage, and crude oil gathering and transportation. While all of these services constitute midstream energy operations, the Partnership provides its services pursuant to four different types of contracts.

•                  Fee-based contracts.  Under fee-based contracts, the Partnership receives a fee or fees for one or more of the following services: gathering, processing, and transmission of natural gas, transportation, fractionation and storage of NGLs, and gathering and transportation of crude oil. The revenue MarkWest Energy Partners earns from these contracts is generally directly related to the volume of natural gas, NGLs or crude oil that flows through its systems and facilities and is not directly dependent on commodity prices. In certain cases, the Partnership’s contracts provide for minimum annual payments. To the extent a sustained decline in commodity prices results in a decline in volumes, however, the Partnership’s revenues from these contracts would be reduced.

•                  Percent-of-proceeds contracts.  Under percent-of-proceeds contracts, MarkWest Energy Partners generally gathers and processes natural gas on behalf of producers, sells the resulting residue gas and NGLs at market prices and remits to producers an agreed upon percentage of the proceeds based on an index price. In other cases, instead of remitting cash payments to the producer, the Partnership delivers an agreed upon percentage of the residue gas and NGLs to the producer and sells the volumes it keeps to third parties at market prices. Under these types of contracts, MarkWest Energy Partners’ revenues and gross margins increase as natural gas prices and NGL prices increase, and its revenues and gross margins decrease as natural gas prices and NGL prices decrease.

•                  Percent-of-index contracts.  Under percent-of-index contracts, the Partnership generally purchases natural gas at either (1) a percentage discount to a specified index price, (2) a specified index price less a fixed amount or (3) a percentage discount to a specified index price less an additional fixed amount. MarkWest Energy Partners then gathers and delivers the natural gas to pipelines where it resells the natural gas at the index price, or at a different percentage discount to the index price. With respect to (1) and (3) above, the gross margins the Partnership realizes under the arrangements decrease in periods of low natural gas prices because these gross margins are based on a percentage of the index price. Conversely, MarkWest Energy Partners’ gross margins increase during periods of high natural gas prices.

•                  Keep-whole contracts.  Under keep-whole contracts, the Partnership gathers natural gas from the producer, processes the natural gas and sells the resulting NGLs to third parties at market prices. Because the extraction of the NGLs from the natural gas during processing reduces the Btu content of the natural gas, MarkWest Energy Partners must either purchase natural gas at market prices for return to producers or make cash payment to the producers equal to the value of this natural gas. Accordingly, under these arrangements, the Partnership’s revenues and gross margins increase as the price of NGLs increases relative to the price of natural gas, and its revenues and gross margins decrease as the price of natural gas increases relative to the price of NGLs.

In its current areas of operations, MarkWest Energy Partners has a combination of contract types, and limited keep-whole arrangements. The only keep-whole contracts of MarkWest Energy Partners are associated with the Arapaho processing plant that were assumed as a part of its December 2003 Oklahoma acquisition. However, since the Btu content of the inlet natural gas meets the downstream pipeline specifications, MarkWest Energy Partners has the option of not extracting NGLs in a low processing margin environment. In addition, approximately 45% of the related gas-gathering contracts include additional fees to cover plant operating costs, fuel costs and shrinkage costs in a low processing margin environment. Because of its ability to operate the plant in several recovery modes, including turning it off, and the additional fees provided for in the gas gathering contracts, the Partnership’s exposure is limited to a portion of the operating costs of the plant.

In many cases, MarkWest Energy Partners provides services under contracts that contain a combination of more than one of the arrangements described above. The terms of our contracts vary based on gas quality conditions, the competitive environment at the time the contracts are signed and customer requirements. The Partnership’s contract mix and, accordingly, its exposure to natural gas and NGL prices, may change as a result of changes in producer preferences, its expansion in regions where some types of contracts are more common and other market factors. Any change in mix may impact MarkWest Energy Partners’ financial results.

Items Impacting Comparability of Financial Results

Recent MarkWest Energy Partners Acquisition Activity

In reading the discussion of our historical results of operations, you should be aware of the impact of MarkWest Energy Partners’ recent significant acquisitions, which impact the comparability of our results of operations for the periods discussed.

From its initial public offering through March 31, 2004, the Partnership has completed four acquisitions for an aggregate purchase price of approximately $110.0  million. These four acquisitions include:

•                  The Pinnacle acquisition, which closed on March 28, 2003, for consideration of $38.5 million;

•                  The Lubbock pipeline acquisition (also known as the Power-Tex Lateral pipeline), which closed September 2, 2003, for consideration of $12.2 million;

•                  The western Oklahoma acquisition, which closed December 1, 2003, for consideration of $38.0 million; and

•                  The Michigan Crude Pipeline acquisition, which closed December 18, 2003, for consideration of $21.3 million.

                                                Except for four days of activity from the Pinnacle acquisition, our consolidated statement of operations for the three months ended March 31, 2003, does not reflect the impact of these acquisitions. However, our consolidated results of operations for the three months ended March 31, 2004, do reflect the impact from these acquisitions.

Cobb Processing Facility Repair

First quarter 2004 results were adversely impacted by unexpected downtime at the Partnership’s Cobb processing plant in Appalachia. The facility was shutdown for approximately 45 days during the first quarter due to equipment failure. The plant has since been repaired and is operating normally.  Current plans are to replace the existing plant with a new facility during the second half of 2004.

Results of Operations

Operating Data

	Three Months Ended March 31,
	2004	2003	% Change

Marketing
NGL product sales (gallons)	51,525,000	53,986,000	(5)%

MarkWest Energy Partners
Appalachia:
Natural gas processed (Mcf/d) (1)	207,000	203,000	2%
NGLs fractionated (Gal/d)	462,000	446,000	4%

Michigan:
Natural gas volumes transported (Mcf/d)	13,900	15,400	(10)%
NGL product sales (gallons)	2,700,000	2,900,000	(7)%
Crude oil transported (Bbl/d) (2)	14,600	NA	NA
Southwest:
Gathering system throughput (Mcf/d) (3)	97,800	NA	NA
Lateral pipeline throughput (Mcf/d) (4)	28,900	NA	NA

NA – Not applicable.

(1)          Includes throughput from the Kenova, Cobb, and Boldman processing plants.

(2)          The Partnership acquired its Michigan Crude Pipeline in December 2003.

(3)          Includes volumes from the Partnership’s Pinnacle gathering systems, which were acquired in late March 2003, and its Oklahoma gathering systems, which were acquired in December 2003.

(4)          Includes volumes from the Partnership’s Power-Tex Lateral pipeline, which was acquired in September 2003. The Power-Tex Lateral pipeline (previously referred to as the Lubbock Pipeline) is the only lateral the Partnership owned during the first quarter of 2004 that produces revenue on a per-unit-of-throughput basis. MarkWest Energy Partners receives a flat fee from the other three lateral pipelines it owned during the first quarter of 2004 and, therefore, the throughput data from these lateral pipelines is excluded from this statistic. The Partnership acquired a fifth lateral pipeline, referred to as the Hobbs Lateral, on April 1, 2004.  The Hobbs Lateral generates revenue on a per-unit-of-throughput basis similar to the Power-Tex Lateral.

Three Months Ended March 31, 2004 Compared to the Three Months Ended March 31, 2003

	Marketing	MarkWest Energy Partners	Eliminating Entries	Total
	(in thousands)
Three Months Ended March 31, 2004:
Revenues	$44,131	$63,813	$(14,518)	$93,426

Purchased product costs	35,851	47,500	(8,216)	75,135
Facility expenses	5,953	6,324	—	5,975
Depreciation	201	3,257	—	3,458
Total segment operating expenses	42,005	57,081	(14,518)	84,568

Segment operating income	$2,126	$6,732	$—	$8,858

Three Months Ended March 31, 2003:
Revenues	$46,619	$17,693	$(13,661)	$50,651

Purchased product costs	45,210	8,392	(7,599)	46,003
Facility expenses	6,087	4,337	(6,062)	4,362
Depreciation	185	1,345	—	1,530
Total segment operating expenses	51,482	14,074	(13,661)	51,895

Segment operating income (loss)	$(4,863)	$3,619	$—	$(1,244)

	Three Months Ended March 31,
	2004	2003
	(in thousands)
Segment operating income (loss)	$8,858	$(1,244)
Selling, general and administrative	(4,268)	(2,550)
Interest expense, net	(1,358)	(1,063)
Minority interest in net income of consolidated subsidiary	(1,693)	(874)
Other income (expense)	62	(15)

Income (loss) from continuing operations before taxes	$1,601	$(5,746)

Marketing. Our marketing segment operating income was $2.1 million for the three months ended March 31, 2004, compared to a loss of $4.9 million for the three months ended March 31, 2003, an increase of $7.0 million. The increase is primarily attributable to a $5.2 million reduction in our hedging losses. The remainder of the increase is attributable to a more favorable pricing environment coupled with our ability to leverage off of existing storage arrangements, thereby allowing us to buy replacement natural gas when prices were lower in advance of delivery when prices were higher.

MarkWest Energy Partners. Segment operating income from MarkWest Energy Partners was $6.7 million for the three months ended March 31, 2004, compared to $3.6 million for the three months ended March 31, 2003, an increase of $3.1 million, or 86%. The increase is primarily attributable to the Partnership’s 2003 acquisitions, which increased segment operating income by $2.7 million.

Selling, general and administrative expenses. Selling, general and administrative expenses were $4.3 million for the three months ended March 31, 2004, compared to $2.6 million for the three months ended March 31, 2003, an increase of $1.7 million, or 67%.  The increase is primarily attributable to increased back office costs associated with the growth of MarkWest Energy Partners, bonus and profit sharing (bonus was not accrued during the quarter ended March 31, 2003), and severance.

Interest expense, net.  Interest expense, net was $1.4 million for the three months ended March 31, 2004, compared to $1.1 million for the three months ended March 31, 2003, an increase of $0.3 million, or 28%. The increase was principally attributable to MarkWest Energy Partners’ increased outstanding debt levels, a function of financing its 2003 acquisitions.

Income (loss) from discontinued operations. Loss from discontinued operations was $0.2 million for the three months ended March 31, 2004, compared to income of $2.3 million for the three months ended March 31, 2003, a decrease of $2.5 million. The decrease is a result of the sales of substantially all of our exploration and production business subsequent to the first quarter of 2003.

Liquidity and Capital Resources

During 2003, we discontinued our exploration and production activities and sold all of our related Canadian oil and gas properties and substantially all of our U.S. oil and gas properties.  The sales netted us $106.7 million in cash.  The proceeds were primarily used to pay off and terminate our existing credit facility in its entirety in December 2003. We also had $33.4 million in unrestricted cash on hand at December 31, 2003, exclusive of MarkWest Energy Partners’ cash on hand. As a result, exclusive of MarkWest Energy Partners’ debt, we had no debt as of March 31, 2004 and December 31, 2003. In February 2004, we disbursed approximately $4.8 million to pay a special one-time dividend of $0.50 per share to our common stockholders.

Going forward, we expect MarkWest Hydrocarbon’s primary sources of liquidity to be quarterly distributions received from MarkWest Energy Partners and cash flows generated principally from the marketing of natural gas and NGLs.

We own 90.2% of the general partner of MarkWest Energy Partners.  The general partner of MarkWest Energy Partners owns a 2% general partner interest and all of the incentive distribution rights in MarkWest Energy Partners.  The incentive distribution rights entitle us to receive an increasing percentage of cash distributed by the Partnership upon attainment of target distribution levels. Specifically, they entitle us to receive 13.0% of all cash distributed in a quarter after each unit has received $0.55 for that quarter, 23.0% of all cash distributed after each unit has received $0.625 for that quarter and 48.0% of all cash distributed after each unit has received $0.75 for that quarter. For the three months ended March 31, 2004, we received $1.7 million in distributions for our subordinated units, and the general partner received $0.2 million, including $0.2 million representing payments on incentive distribution rights. As the Partnership continues to grow and increase its quarterly distributions per limited partner unit, we expect corresponding increases to our distributions.

Cash flows generated from our marketing operations are subject to volatility primarily in NGLs and natural gas prices. Our cash flows are enhanced in periods when the prices received for NGLs exceed the prices paid for natural gas we purchase to satisfy our “keep-whole” contractual arrangements in Appalachia, and are reduced in periods when the prices received for NGLs are low relative to the price of natural gas we purchase to satisfy such contractual arrangements. Under “keep-whole” contracts, we retain and sell the NGLs produced in our processing operations for third-party producers, and then reimburse or “keep whole” the producers for the Btu content of the NGLs removed through the re-delivery to the producers of an equivalent amount (on a Btu basis) of dry natural gas. Generally, the frac spread and, consequently, the operating margins, are favorable. Periodically, when natural gas becomes more expensive, on a Btu equivalent basis, than NGL products, the cost of keeping the producer “whole” can result in operating losses. We, however, cannot predict with any certainty what the pricing environment will be in the future.

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

MarkWest Energy Partners

The Partnership expects to finance future acquisitions through a combination of debt and issuance of additional units, as is common practice with master limited partnerships.

The Partnership paid down its debt by approximately $42 million in January 2004 with the proceeds from its secondary offering. As of March 31, 2004, the Partnership had borrowed $84.2 million of the $140 million available under its credit facility.

MarkWest Energy Partners’ Credit Facility

The Partnership’s $140 million credit facility is available to fund capital expenditures and acquisitions, working capital requirements (including letters of credit) and distributions to unit holders. Advances to fund distributions to unit holders may not exceed $0.50 per outstanding unit in any 12-consecutive-month period. To date there have been no advances to fund distributions to unit holders. At March 31, 2004, $84.2 million was outstanding, and $55.8 million was available, under the Partnership’s credit facility. The Partnership’s credit facility matures in November 2006. The Partnership’s average interest rate was approximately 4.6% at March 31, 2004.

Cash Flows

	Three Months Ended March 31,
	2004	2003
	(in thousands)

Net cash provided by operating activities	$18,862	$9,549
Net cash used in investing activities	$(7,043)	$(44,949)
Net cash provided by (used in) financing activities	$(4,848)	$36,784

Net cash provided by operating activities was higher during the three months ended March 31, 2004, than during the three months ended March 31, 2003, primarily due to increased activities as a result of the Partnership’s Pinnacle, Power-Tex lateral pipeline, western Oklahoma, and Michigan Crude Pipeline acquisitions.  Net cash used in investing activities during the three months ended March 31, 2004, was due to capital expenditures for existing facilities; net cash used in investing activities during the three months ended March 31, 2003, was primarily due to the Pinnacle acquisition.  Net cash used in financing activities during the three months ended March 31, 2004, included net proceeds from a secondary public offering of $44.1 million; of the net proceeds from the secondary offering, $42.0 million were used for the repayment of long-term debt.  In addition, the Partnership distributed $3.0 million to unitholders other than MarkWest Hydrocarbon and the general partner, and the Company paid a special dividend of $4.8 million. Other financing activities included $1.0 million of proceeds from the exercise of stock options. Net cash provided by financing activities during the three months ended March 31, 2003, included $45.7 million of net proceeds from long-term debt, the majority of which was used to fund the Pinnacle acquisition, and repayments of long-term debt of $6.5 million.  In addition, the Partnership distributed $1.5 million to unitholders other than MarkWest Hydrocarbon and the general partner.

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

These forward-looking statements are made based upon management’s current plans, expectations, estimates, assumptions and beliefs concerning future events impacting us and therefore involve a number of risks and uncertainties. We caution that forward-looking statements are not guarantees and that actual results could differ materially from those expressed or implied in the forward-looking statements. Forward-looking statements include statements relating to, among other things:

•                  Our expectations regarding MarkWest Energy Partners, L.P.

•                  Our ability to grow MarkWest Energy Partners, L.P. and successfully integrate its acquisitions.

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

•                  Our ability to secure a credit facility.

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

Commodity Price Risk

Through our consolidated subsidiary, MarkWest Energy Partners, L.P., we are engaged in the gathering processing and transmission of natural gas, the transportation, fractionation and storage of NGLs and the gathering and transportation of crude oil. We also market natural gas and NGL products. Our products are commodities that are subject to price risk resulting from material changes in response to fluctuations in supply and demand, general economic conditions and other market conditions, such as weather patterns, over which we have no control.

Our primary risk management objective is to reduce volatility in our cash flows.  Our hedging approach uses a statistical method that analyzes momentum and average pricing over time, and various fundamental data such as industry inventories, industry production, demand and weather. A committee, which includes members of senior management, oversees all of our hedging activity.

We may utilize a combination of fixed-price forward contracts, fixed-for-float price swaps and options on the over-the-counter (OTC) market.  New York Mercantile Exchange (NYMEX) traded futures are authorized for use.  Swaps and futures allow us to protect our margins because corresponding losses or gains in the value of financial instruments are generally offset by gains or losses in the physical market.

We enter OTC swaps with financial institutions and other energy company counterparties. We conduct a standard credit review on counterparties and have agreements containing collateral requirements where deemed necessary. We use standardized swap agreements that allow for offset of positive and negative exposures.  Net credit exposure is marked to market daily.  We are subject to margin deposit requirements under OTC agreements and NYMEX positions.

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

Our consolidated subsidiary, MarkWest Energy Partners, is also subject to NGL price risk. For the three months ended March 31, 2004, approximately 31% of MarkWest Energy Partners’ business (as measured by gross margin) was directly subject to NGL product price risk stemming from its percent-of-index contracts, percent-of-proceeds contracts and keep-whole contracts. Approximately 8% of MarkWest Energy Partners’ business is governed by keep-whole contracts. The related commodity price risk exposure is actively managed, to the extent possible, by not operating the Arapaho processing plant in Oklahoma during low processing margin environments.

Natural Gas Price Risk

In response to our natural gas price risk in Texas (as part of MarkWest Energy Partners’ Pinnacle acquisition), we enter into fixed-for-float swaps or buy puts. As of March 31, 2004, we hedged our Texas natural gas price risk via swaps as follows:

	Year Ending December 31,
	2004	2005
MarkWest Energy Partners, L.P.
MMBtu	137,500	182,500
$/MMBtu	$4.57	$4.26

As of March 31, 2004, we hedged our Texas natural gas price risk with puts as follows:

	Year Ending December 31
	2004	2005
MarkWest Energy Partners, L.P.
MMBtu	274,500	—
$/MMBtu	$4.00	$—

NGL Product Price Risk

We hedge our NGL product sales by selling forward propane or crude oil.  As of March 31, 2004, we hedged Appalachian NGL product sales by selling crude oil forward as follows:

Year Ending December 31, 2004
MarkWest Hydrocarbon, Inc.
NGL gallons	993,000
NGL sales prices per gallon	$0.46

For NGL hedges using crude oil, all projected margins or prices on open positions assume that both (a) the basis differentials between our sales location and the hedging contract’s specified location and (b) the correlation between crude oil and NGL products, are consistent with historical averages.

Interest Rate Risk

MarkWest Energy Partners is exposed to changes in interest rates, primarily as a result of its long-term debt under its credit facility with floating interest rates.  The Partnership makes use of interest rate swap agreements expiring May 19, 2005 to adjust the ratio of fixed and floating rates in the debt portfolio.  As of March 31, 2004, the Partnership is a party to contracts to fix interest rates on $8.0 million of debt at 3.84% compared to floating LIBOR, plus an applicable margin.

Item 4. Controls and Procedures

Attached as exhibits 31.1, 31.2 and 31.3 to this Quarterly Report are certifications of our principal executive and accounting officers (who we refer to in this periodic report as our Certifying Officers) required in accordance with Section 302 of the Sarbanes-Oxley Act of 2002 (the “Section 302 Certifications”). This portion of our Quarterly Report on Form 10-Q discloses the results of our evaluation of our disclosure controls and procedures as of March 31, 2004, referred to in paragraphs (4) and (5) of the Section 302 Certifications and should be read in conjunction with the Section 302 Certifications for a more complete understanding of the topics presented.

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed by us in the reports that we file or submit to the Securities and Exchange Commission under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified by the Commission’s rules and forms, and that information is accumulated and communicated to our management, including our Certifying Officers, as appropriate to allow timely decisions regarding required disclosure. Our management evaluated, with the participation of our Certifying Officers, the effectiveness of our disclosure controls and procedures as of March 31, 2004, pursuant to Rule 13a-15(b) under the Exchange Act.  Based upon that evaluation, our Certifying Officers concluded that as of March 31, 2004, our disclosure controls and procedures were effective.

Nevertheless, we are continuing to conduct an internal review under the supervision and with the participation of our management and our Certifying Officers of the effectiveness of the design and operation of our disclosure controls and procedures.  The purpose of such review is to identify and establish enhancements to our disclosure controls and procedures that can help prevent any potential misstatements or omissions in our consolidated financial statements.  Such enhancements are also focused on assisting our management in evaluating the effectiveness of our internal controls over financial reporting as required by Section 404 of the Sarbanes-Oxley Act of 2002 commencing with our fiscal year ending December 31, 2004.

PART II—OTHER INFORMATION

Item 1.  Legal Proceedings

Reference is made to Note 8 of our Consolidated Financial Statements in Item 1 of this Form 10-Q.

Item 6.  Exhibits and Reports on Form 8-K

(a)          Exhibits

31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Chief Accounting Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.3	Certification of the Vice President, Treasurer and Secretary pursuant to Rule 13a-14(a) of the Securities Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of the Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of the Chief Accounting Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.3	Certification of the Vice President, Treasurer and Secretary Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b)         Reports on Form 8-K

1.

On January 2, 2004 MarkWest Hydrocarbon filed a Current Report on Form 8-K under Items 2 and 7, to announce the Partnership’s acquisition of Shell Pipeline Company, LP’s and Equilon Enterprises, LLC’s, dba Shell Oil Products US, Michigan Crude Gathering Pipeline.

2.

On January 26, 2004, MarkWest Hydrocarbon filed a Current Report on Form 8-K under Item 5, to announce that, on January 23, 2004, the board of directors declared a one-time extraordinary cash dividend in the amount of $0.50 per share, payable on February 18, 2004 to the stockholders of record on February 4, 2004.

3.

On February 27, 2004, MarkWest Hydrocarbon filed a Current Report on Form 8-K under Items 4 and 7, to announce that, on February 23, 2004, MarkWest Hydrocarbon dismissed PricewaterhouseCoopers LLP as its independent accountants and was is in the process of interviewing prospective independent accountants and expects to announce its decision as to the engagement of its new independent accountant in the near future.

4.

On March 25, 2004, MarkWest Hydrocarbon filed a Current Report on Form 8-K/A, Amendment No. 1, under Items 2 and 7, to properly reflect the sales price, net proceeds received and gain on sale, using a correct conversion rate of Canadian into U.S. dollars, resulting from the sale of the Company’s wholly owned subsidiary, MarkWest Resources Canada Corp.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, MarkWest Hydrocarbon, as registrant, has duly caused this report to be signed on its behalf by the undersigned, thereunto authorized.

MarkWest Hydrocarbon, Inc.
(Registrant)

Date: May 12, 2004	/s/ Ted S. Smith
Ted S. Smith
Chief Accounting Officer

Exhibit Number	Exhibit Index

31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Chief Accounting Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.3	Certification of the Vice President, Treasurer and Secretary pursuant to Rule 13a-14(a) of the Securities Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of the Chief Executive Officer pursuant to 18 U.S. C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of the Chief Accounting Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.3	Certification of the Vice President, Treasurer and Secretary pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.