Form 10-Q/A
period 2004-09-30
MARKWEST HYDROCARBON INC
filed 2005-10-21
CIK 1019756

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

Yes  ☐  No  ☒

The registrant had 10,746,218 shares of common stock, $.01 per share par value, outstanding as of October 31, 2004.

PART I—FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements
Consolidated Balance Sheets at September 30, 2004 and December 31, 2003 (unaudited)
Consolidated Statements of Operations for the Three and Nine Months Ended September 30, 2004 and 2003 (unaudited)
Consolidated Statements of Other Comprehensive Income (Loss) for the Three and Nine Months Ended September 30, 2004 and 2003 (unaudited)
Consolidated Statements of Cash Flows for the Nine Months Ended September 30, 2004 and 2003 (unaudited)
Consolidated Statement of Changes in Stockholders’ Equity for the Nine Months Ended September 30, 2004 (unaudited)
Notes to the Consolidated Financial Statements (unaudited)

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

Explanatory Note

We have determined that, in certain cases, we did not comply with generally accepted accounting principles in the preparation of our 2003 and 2004 third quarter consolidated financial statements and, accordingly, this Amendment No. 1 on Form 10-Q/A amends the Quarterly Report on Form 10-Q originally filed by MarkWest Hydrocarbon, Inc. (the “Company”) on November 22, 2004 for the third quarter ended September 30, 2004.

The Company has determined that previously issued financial statements for the years 2002 and 2003 and the first three quarters of 2003 and 2004 should be restated to reflect compensation expense for the sale of subordinated units of MarkWest Energy Partners, L.P. (“MarkWest Energy Partners” or the “Partnership”) and interests in MarkWest Energy GP, LLC (the “general partner” of MarkWest Energy Partners, L.P., a consolidated subsidiary) to certain employees and directors of the Company from 2002 through 2004 and for an error in accounting for natural gas inventory in the fourth quarter of 2003.  The Company is filing contemporaneously with this Form 10-Q/A for the quarterly period ended September 30, 2004, its Annual Report on Form 10-K for the year ended December 31, 2004, which includes restated financial statements for the years ended December 31, 2002 and 2003.

As discussed more fully in Note 16, Restatement and Reclassifications of Consolidated Financial Statements, to the consolidated financial statements, we have restated our previously reported results to account for the sale by the Company of a portion of its interests in the general partner to certain employees and directors of the Company, and the sale by the Company of its subordinated units of the Partnership to certain employees and directors of the Company as compensatory arrangements consistent with the guidance in Accounting Principles Board Opinion (“APB”) No. 25, Accounting for Stock Issued to Employees and Emerging Issues Task Force (“EITF”) No. 95-16, Accounting for Stock Compensation Arrangements with Employer Loan Features under APB Opinion No. 25.  This guidance requires MarkWest Hydrocarbon to record compensation expense based on the market value of the subordinated partnership units and the formula value of the general partner interests held by these employees and directors at the end of each reporting period.  These transactions were previously reflected as sales of assets.  In addition, certain other restatement adjustments have also been recorded to correct other errors in the financial statements for the first three quarters of 2004, including adjustments to accruals for revenue and purchased product costs, adjustments for costs improperly capitalized as property, plant and equipment, adjustments to properly record capitalized interest on major construction projects in process, adjustments to record as a financing lease, a lease agreement previously entered into by an acquired business, an adjustment to reflect separately restricted marketable securities, adjustments for dividends received on marketable securities improperly recorded as a reduction in the carrying value of marketable securities, an adjustment to record losses on derivative instruments that do not qualify for hedge accounting treatment and adjustments to accrued property taxes.

Adjustments were also made to record compensation expense as a result of the modification of the provisions of certain stock options for two officers who terminated their employment with the Company but who continued to serve on its Board of Directors.  Compensation expense was also recorded as a result of a policy change that required the company to account for all outstanding stock options as variable awards.  In April 2004, the Company changed its policy to allow participants to exercise their stock options using the cashless exercise method.  Under APB 25, Accounting for Stock Issued to Employees, a fixed stock option plan that permits the use of a cashless exercise becomes a variable plan if a pattern of exercising stock options using the cashless method is demonstrated.  Additionally, the Company made adjustments to reclassify a portion of dividends paid during the nine months ended September 30, 2004 from retained earnings to additional paid in capital for the amount of dividends distributed in excess of accumulated earnings.

Cash was also adjusted primarily as a result of reclassifying amounts recorded for the purchase of property, plant and equipment, intangible assets and accrued property tax relating to an acquisition, from cash to those respective accounts.  Initially, the purchase of those assets were recorded to a cash clearing account until the purchase price was settled in the fourth quarter of 2004.  Other less significant restatement adjustments and reclassifications, to conform to current year presentation, were identified and recorded in conjunction with the restatement process as discussed in Note 16.

In addition, on October 28, 2004, the Company’s Board of Directors declared a stock dividend of one share of MarkWest Hydrocarbon’s common stock for each ten shares owned by stockholders.  The stock dividend was paid on November 19, 2004 to the stockholders of record as of the close of business on November 9, 2004.

Common stock information in this Form 10-Q/A has been restated to give retroactive effect to stock dividend paid.  The Company is also filing contemporaneously with this Form 10-Q/A, its quarterly reports on Form 10-Q/A for the quarterly periods ended March 31, 2004 and June 30, 2004.

This Form 10-Q/A amends and restates only Items 1, 2, 3 and 4 of Part I and Item 6 of Part II of the original report.  The remaining items are not amended hereby.  Except for the foregoing amended information, this Form 10-Q/A continues to describe conditions as of the date of the original report, and the Company has not updated the disclosures contained herein to reflect events that occurred subsequently.  Accordingly, this Form 10-Q/A should be read in conjunction with Company filings made with the Securities and Exchange Commission subsequent to the filing of the original report, including any amendments of those filings.

PART I—FINANCIAL INFORMATION

Item 1.  Consolidated Financial Statements

MARKWEST HYDROCARBON, INC.

CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

(in thousands, except share and per share data)

	September 30, 2004	December 31, 2003
	(as restated, see note 16)
ASSETS
Current assets:
Cash and cash equivalents	$21,647	$42,144
Restricted cash	550	—
Marketable securities	12,206	—
Restricted marketable securities	2,500	2,500
Receivables, net (including related party receivables of $87 and $40, respectively, and net of allowance for doubtful accounts of $250 and $120, respectively)	45,448	29,910
Inventories	12,450	5,548
Prepaid replacement natural gas	13,173	5,940
Deferred income taxes	68	534
Other current assets	3,658	503
Total current assets	111,700	87,079

Property, plant and equipment	323,963	232,257
Less: accumulated depreciation, depletion and amortization	(54,967)	(44,134)
Total property, plant and equipment, net	268,996	188,123

Other assets:
Intangibles and other assets, net	166,459	84
Deferred financing costs, net	7,184	3,747
Deferred offering costs, net	—	995
Investment in and advances to equity investee	200	250
Notes receivable from officers	207	217
Total other assets	$174,050	5,293
Total assets	$554,746	$280,495

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable (including related party payables of $32 and $51, respectively)	$46,703	$24,052
Accrued liabilities	23,309	16,511
Fair value of derivative instruments	2,747	1,769
Total current liabilities	72,759	42,332

Long-term debt	197,500	126,200
Deferred income taxes	6,387	5,594
Fair value of derivative instruments	—	125
Other long-term liabilities	4,780	2,901
Non-controlling interest in consolidated subsidiary	230,451	52,429
Commitments and contingencies (Note 13)

Stockholders’ equity:
Preferred stock, par value $0.01, 5,000,000 shares authorized, no shares outstanding	—	—
Common stock, par value $0.01, 20,000,000 shares authorized, 10,817,967 and 10,601,775 shares issued, respectively	108	106
Additional paid-in capital	51,769	50,705
Retained earnings (accumulated deficit)	(8,339)	2,406
Accumulated other comprehensive loss, net of tax	(230)	(1,793)
Treasury stock at cost, 65,999 and 75,930 shares, respectively	(439)	(510)
Total stockholders’ equity	42,869	50,914
Total liabilities and stockholders’ equity	$554,746	$280,495

The accompanying notes are an integral part of these consolidated financial statements.

MARKWEST HYDROCARBON, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

(in thousands, except per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2003	2004	2003
	(as restated, see note 16)

Revenues	$121,511	$48,719	$304,235	$148,191

Operating expenses:
Purchased product costs	95,209	44,521	247,960	134,881
Facility expenses	8,398	5,445	20,459	14,750
Selling, general and administrative expenses	7,252	3,707	17,637	10,097
Depreciation	4,510	2,471	11,695	6,171
Amortization of intangible assets	1,400	—	1,468	—
Accretion of asset retirement obligation	13	—	13	—
Loss on sale of terminals	—	55	—	55
Total operating expenses (a component of interest expense)	116,782	56,199	299,232	165,954

Income (loss) from operations	4,729	(7,480)	5,003	(17,763)

Other income (expense):
Interest expense, net	(3,559)	(658)	(5,256)	(2,906)
Amortization of deferred financing costs (a component of interest expense)	(3,120)	(457)	(3,734)	(1,270)
Dividend income	86	—	169	—
Other income	553	31	547	15
Income (loss) from continuing operations before non-controlling interest in net income of consolidated subsidiary and income taxes	(1,311)	(8,564)	(3,271)	(21,924)

Provision (benefit) for income taxes:
Current	39	(3,885)	151	(9,676)
Deferred	112	169	438	421
Provision (benefit) for income taxes	151	(3,716)	589	(9,255)

Non-controlling interest in net income of consolidated subsidiary	(504)	(1,519)	(3,759)	(3,188)

Loss from continuing operations	(1,966)	(6,367)	(7,619)	(15,857)

Discontinued operations:
Income (loss) from discontinued exploration and production operations (net of income taxes in 2003 of $(330) and $625, respectively)	—	(1,262)	—	2,606
Gain from disposal of discontinued exploration and production operations (less applicable income taxes of $0, $2,750, $0 and $8,173, respectively)	—	593	—	14,862
Income (loss) from discontinued operations	—	(669)	—	17,468
Income (loss) before cumulative effect of accounting change	(1,966)	(7,036)	(7,619)	1,611
Cumulative effect of change in accounting for asset retirement obligations, net of tax	—	—	—	(29)

Net income (loss)	$(1,966)	$(7,036)	$(7,619)	$1,582

Loss from continuing operations per share:
Basic	$(0.18)	$(0.62)	$(0.71)	$(1.54)
Diluted	$(0.18)	$(0.62)	$(0.71)	$(1.54)
Net income (loss) per share:
Basic	$(0.18)	$(0.68)	$(0.71)	$0.15
Diluted	$(0.18)	$(0.68)	$(0.71)	$0.15
Weighted average number of outstanding shares of common stock:
Basic	10,736	10,316	10,665	10,300
Diluted	10,800	10,340	10,715	10,318
Cash dividend per common share	$0.023	$—	$0.50	$—

The accompanying notes are an integral part of these consolidated financial statements.

MARKWEST HYDROCARBON, INC.

CONSOLIDATED STATEMENTS OF OTHER COMPREHENSIVE INCOME (LOSS)

(UNAUDITED)

(in thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2003	2004	2003
	(as restated, see note 16)

Net income (loss)	$(1,966)	$(7,036)	$(7,619)	$1,582

Other comprehensive income (loss), net of tax:
Foreign currency translation	—	(265)	—	3,796
Unrealized gains on commodity derivatives accounted for as hedges	888	3,666	1,656	3,142
Unrealized gains on marketable securities	277	—	(93)	—
Total other comprehensive income	1,165	3,401	1,563	6,938

Other comprehensive income (loss)	$(801)	$(3,635)	$(6,056)	$8,520

The accompanying notes are an integral part of these consolidated financial statements.

MARKWEST HYDROCARBON, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

(in thousands)

	Nine Months Ended September 30,
	2004	2003
	(as restated, see note 16)
Cash flows from operating activities:
Net income (loss)	$(7,619)	$1,582
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Cumulative effect of change in accounting	—	29
Depreciation and depletion	11,694	18,814
Amortization of deferred financing costs	2,265	1,270
Write down of deferred financing costs	1,469	—
Amortization of intangible asset	1,468	—
Stock option compensation expense	1,531	—
Restricted unit compensation expense	732	554
Participation Plan compensation expense	1,205	569
Contribution of treasury shares to 401(k) benefit plan	107	190
Equity in losses of investee	50	—
Loss from sale of property, plant and equipment	145	—
Non-controlling interest in net income of consolidated subsidiary	3,759	3,188
Unrealized losses (gains) on derivative instrument	732	(2,207)
Reclassification of Enron hedges to purchased product costs	—	(153)
Deferred income taxes	438	4,637
Gain from non-operating assets sale to related party	—	—
Gain on sale of San Juan Basin properties	—	(23,035)
Cost of exiting hedges	—	(3,440)
Other	(51)	427
Changes in operating assets and liabilities:
(Increase) decrease in receivables	(15,248)	15,046
Increase in inventories	(6,902)	(2,540)
Increase in prepaid replacement natural gas	(7,233)	(3,941)
Increase in other current assets	(3,133)	—
Increase (decrease) in accounts payable and accrued liabilities	30,114	(9,066)
(Decrease) increase in other long-term liabilities	(2)	1,565
Net cash flow provided by operating activities	15,521	3,489

Cash flows from investing activities:
Increase in restricted cash	(550)	—
Purchase of marketable securities	(11,920)	—
East Texas System acquisition	(240,606)	—
Hobbs Lateral acquisition	(2,275)	—
Pinnacle acquisition, net of cash acquired	—	(38,238)
Lubbock pipeline acquisition	—	(12,222)
Proceeds from sale of San Juan Basin properties, net of disposal costs	—	55,007
Capital expenditures	(12,668)	(24,968)
Proceeds from sales of terminals	—	2,438
Proceeds from sale of assets	206	—
Increase in other contracts	(3,250)	—
Proceeds on financing lease receivable	133	—
Proceeds from sale of assets to related parties	—	—
Net cash used in investing activities	(270,930)	(17,983)

The accompanying notes are an integral part of these consolidated financial statements.

	Nine Months Ended September 30,
	2004	2003
	(as restated, see note 16)
Cash flows from financing activities:
Proceeds from long-term debt	215,600	86,835
Repayment of long-term debt	(144,300)	(75,130)
Payments for debt issuance costs	(7,193)	(811)
Proceeds from public offerings of MarkWest Energy Partners’ common units, net	140,014	—
Proceeds from private placement of MarkWest Energy Partners’ common units, net	44,139	9,764
Distributions to MarkWest Energy Partners’ unitholders	(9,437)	(5,107)
Acquisitions and dispositions of MarkWest Energy GP general partnership interests and MarkWest Energy Partners subordinated units to related parties	—	17
Exercise of stock options	1,413	333
Repurchase of treasury shares	(36)	(348)
Payment of dividends	(5,288)	—
Net cash provided by financing activities	234,912	15,553

Effect of exchange rate changes on cash	—	111

Net increase (decrease) in cash and cash equivalents	(20,497)	1,170
Cash and cash equivalents at beginning of period	42,144	6,410
Cash and cash equivalents at end of period	$21,647	$7,580

Supplemental cash flow information:
Cash paid for interest, net of amount capitalized	$4,607	$1,474
Construction projects in progress obligation	$1,094	$—
Property, plant and equipment asset retirement obligation	$377	$—

The accompanying notes are an integral part of these consolidated financial statements.

MARKWEST HYDROCARBON, INC.

CONSOLIDATED STATEMENT OF CHANGES IN

STOCKHOLDERS’ EQUITY

(UNAUDITED)

(in thousands)

	Shares of Common Stock	Shares of Treasury Stock	Common Stock	Additional Paid-In Capital	Retained Earnings (Accumulated Deficit)	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Total Stockholders’ Equity

Balance, December 31, 2003, as restated, see note 16	10,602	(76)	$106	$50,705	$2,406	$(1,793)	$(510)	$50,914

Stock option exercises	216	—	2	1,695	—	—	—	1,697

Modification of stock options, as restated, see note 16	—	—	—	1,531	—	—	—	1,531

Treasury stock acquired	—	(3)	—	—	—	—	(36)	(36)

Treasury stock reissued	—	13	—	—	—	—	107	107

Dividends, as restated, see note 16	—	—	—	(2,162)	(3,126)	—	—	(5,288)

Net loss, as restated, see note 16	—	—	—	—	(7,619)	—	—	(7,619)

Other comprehensive income	—	—	—	—	—	1,563	—	1,563

Balance, September 30, 2004, as restated, see note 16	10,818	(66)	$108	$51,769	$(8,339)	$(230)	$(439)	$42,869

The accompanying notes are an integral part of these consolidated financial statements.

MARKWEST HYDROCARBON, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

1.              General

MarkWest Hydrocarbon, Inc. (“MarkWest Hydrocarbon” or the “Company”) markets natural gas and natural gas liquids itself, and also manages MarkWest Energy Partners, L.P. (“MarkWest Energy Partners” or the “Partnership”), through its majority ownership in the general partner of the Partnership.  MarkWest Energy Partners is a publicly traded master limited partnership engaged in the gathering, processing and transmission of natural gas; the transportation, fractionation and storage of natural gas liquids (NGLs); and the gathering and transportation of crude oil.  The Company’s employees are responsible for conducting the Partnership’s business and operating its assets, pursuant to a Services Agreement.

The Company’s assets consist primarily of partnership interests in MarkWest Energy Partners.  As of September 30, 2004, its partnership interests consisted of 2,469,496 subordinated units, representing a 23% limited partner interest in the Partnership and a 90% membership (ownership) interest in MarkWest Energy GP, L.L.C., the general partner of the Partnership, which owns a 2% general partner interest and all of the incentive distribution rights in the Partnership.

The consolidated financial statements include the accounts of MarkWest Hydrocarbon, Inc. and its subsidiaries, including MarkWest Energy Partners. Through consolidation, the Company has eliminated all significant intercompany accounts and transactions. The Company has reclassified certain prior period amounts to conform to the current year’s presentation (See Note 16).

The Company has prepared the unaudited financial statements presented herein in accordance with the instructions to Form 10-Q.  The statements do not include all the information and note disclosures required by generally accepted accounting principles for complete financial statements.  Please read the interim consolidated financial statements in conjunction with the Consolidated Financial Statements and attached notes thereto as of and for the year ended December 31, 2003 (which has been restated) included in the Company’s December 31, 2004, Annual Report on Form 10-K.  In the opinion of management, the Company has made all necessary adjustments for a fair statement of the results for the unaudited interim periods.  Results for the three and nine months ended September 30, 2004, are not necessarily indicative of results for the full year 2004 or any other future period.

The Company bases the effective corporate tax rate for interim periods on the estimated annual effective corporate tax rate.

2.              Stock and Unit Compensation

As permitted under SFAS No. 123, Accounting for Stock-Based Compensation, the Company has elected to continue to measure compensation costs for stock-based and unit-based employee compensation plans as prescribed by APB No. 25, Accounting for Stock Issued to Employees, as permitted under SFAS No. 123, Accounting for Stock Based Compensation, and SFAS No. 148, Accounting for Stock Based Compensation — Transition and Disclosure.  The Company has four stock-based compensation plans, one of which is through its consolidated subsidiary, MarkWest Energy.  The Company accounts for these plans using fixed or variable accounting as appropriate.

Stock Option Plans

Stock options are issued under the Company’s 1996 Stock Incentive Plan and 1996 Non-employee Director Stock Option Plan.  The plans allow for the exercise of stock options using the cashless method, but only at the discretion of the Company.  Under a cashless exercise, the Company withholds from shares that otherwise would be issued upon the exercise of the option, the number of shares with a fair market value equal to the option exercise price and remits the remaining shares to the employee.  Prior to April 2004, the Company did not allow participants to exercise their stock options using the cashless method.  Accordingly, compensation expense was not recognized for stock options granted unless the options were granted at an exercise price less than the quoted market price of the Company’s stock on the grant date.  In April 2004, the Company changed its policy to allow participants to exercise their stock options using the cashless method.  Under APB 25, Accounting for Stock Issued to Employees, a fixed stock option plan that permits the use of a cashless exercise becomes variable if a pattern of exercising stock options using the cashless method is demonstrated.  As a result, in April 2004, the Company was required to account for

The accompanying notes are an integral part of these consolidated financial statements.

stock options issued under the plans as variable awards.  Compensation expense for stock options accounted for as variable awards is measured as the difference in the market value of the Company’s common stock and the exercise price of the stock options.  The difference is amortized into earnings over the period of service, adjusted quarterly for the change in the fair value of the unvested stock options awarded.  Increases or decreases in the market value of the Company’s common stock between April of 2004 and the end of each reporting period result in a change in the measure of compensation for vested awards, which is reflected currently in operations.  The Company recorded compensation expense for options granted under the plans accounted for as variable awards of $0.5 million and $1.2 million for the three and nine months ended September 30, 2004 and no compensation expense for the three and nine months ended September 30, 2003.  During the nine months ended September 30, 2004, recipients exercised their options to purchase an aggregate of approximately 216,000 shares of the Company’s common stock.  Recipients exercised options for approximately 111,000 shares using the cashless method resulting in the net issuance of approximately 36,000 shares of common stock.  During the three months ended March 31, 2004, two officers resigned from the Company.  As the former officers continued to serve on the Company’s Board of Directors, the Company agreed that the individual’s stock options would continue to vest and be exercisable in accordance with the original vesting and exercise provisions.  As a result of the modification to the stock options for these officers the outstanding stock options are to be accounted for as variable awards, and as a result, the Company recorded compensation expense of $0.4 million for the three months ended March 31, 2004, measured as the difference in the market value of the Company’s common stock on the date the officer’s status changed and the strike price of the outstanding stock options.  These charges are included in selling, general and administrative expenses.

Participation Plan

The Company has also entered into agreements with certain directors and officers of the Company.  These arrangements are referred to as the Participation Plan.  Under the Participation Plan, MarkWest Hydrocarbon sells subordinated partnership units of the Partnership and interests in the Partnership’s general partner to employees and directors of the Company under a purchase and sale agreement.  In accordance with the provisions of APB No. 25, the Participation Plan is accounted for as a variable plan.  Since the employee and director are 100% vested on the date they purchase the subordinated units or general partner interests, compensation expense for the subordinated units is measured as the difference in the market value of the subordinated Partnership units and the amount paid by those individuals.  Compensation related to the general partner interest is calculated as the difference in the formula value and the amount paid by those individuals.  The formula value is the amount MarkWest Hydrocarbon would have to pay the directors and employees to repurchase the general partner interests and is based on the current market value of the Partnership’s common units and the current quarterly distribution paid by the Partnership.  Increases or decreases in the market value of the subordinated units and the formula value of the general partner interests between the date they are acquired and the end of each reporting period result in a change in the measure of compensation, which is reflected currently in operations.  The Company recorded compensation expense of $0.8 million and $0.2 million for the three months ended September 30, 2004 and 2003, respectively. For the nine months ended September 30, 2004 and 2003, the Company recorded compensation expense of $1.2 million and $0.6 million, respectively.  These charges are included in selling, general and administrative expenses.

MarkWest Energy Partners Long-Term Incentive Plan

The Partnership issues restricted units under the MarkWest Energy Partners, L.P. Long-Term Incentive Plan.  A restricted unit is a “phantom” unit that entitles the grantee to receive a common unit upon the vesting of the phantom unit, or at the discretion of the Compensation Committee, cash equivalent to the value of a common unit.  In accordance with APB No. 25, the Partnership applies variable accounting for the plan because a phantom unit is an award to an employee entitling them to increases in the market value of the Partnership’s units subsequent to the date of grant without issuing units to the employees, similar to a stock appreciation right.  As a result, the Partnership is required to mark to market the awards at the end of each reporting period.  Compensation expense is measured for the phantom unit grants using the market price of MarkWest Energy’s common units on the date the units are granted.  The fair value of the units awarded is amortized into earnings over the period of service, adjusted quarterly for the change in the fair value of the unvested units granted.  The phantom units vest over a stated period.  For certain employees vesting is accelerated if certain performance measures are met.  The accelerated vesting criteria provisions are based on annualized distribution goals.  If the Partnership’s distributions are at or above the goal for a certain number of consecutive quarters, vesting of the employee’s phantom units is accelerated.  However, the

The accompanying notes are an integral part of these consolidated financial statements.

vesting of any phantom units may not occur until at least one year following the date of grant.  The general partner of the Partnership may also elect to accelerate the vesting of outstanding awards, which results in an immediate charge to operations for the unamortized portion of the award.  During the three months ended September 30, 2004, 15,200 restricted units were granted.  There were no restricted units granted during the three months ended September 30, 2003.  During the nine months ended September 30, 2004 and 2003, 23,200 and 3,000 restricted units, respectively, were granted.  The Partnership recorded compensation expense of $0.4 million and $0.2 million for the three months ended September 30, 2004 and 2003, respectively.  For the nine months ended September 30, 2004 and 2003, the Company recorded compensation expense of $0.7 million and $0.6 million, respectively.  These charges are included in selling, general and administrative expenses.

Had compensation cost for the Company’s stock-based and unit-based compensation plans been determined based on the fair value at the grant dates under those plans consistent with the method prescribed by SFAS No. 123, the Company’s net income (loss) and net income (loss) per share would have been revised to the pro forma amounts listed below:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2003	2004	2003
	(in thousands, except per share data)
	(as restated, see note 16)	(as restated, see note 16)	(as restated, see note 16)	(as restated, see note 16)
Net income (loss), as reported	$(1,966)	$(7,036)	$(7,619)	$1,582
Add: compensation expense included in reported net income (loss)	1,609	289	3,468	1,123
Deduct: total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effect	(1,156)	(317)	(1,952)	(1,416)
Pro forma net income (loss)	$(1,513)	$(7,064)	$(6,103)	$1,289

Net income (loss) per share:
Basic:
As reported	$(0.18)	$(0.68)	$(0.71)	$0.15
Pro forma	$(0.14)	$(0.68)	$(0.57)	$0.15
Diluted:
As reported	$(0.18)	$(0.68)	$(0.71)	$0.15
Pro forma	$(0.14)	$(0.68)	$(0.57)	$0.15

3.              MarkWest Energy Partners’ Common Unit Offerings

During January 2004, the Partnership completed an offering of 1,100,444 common units at $39.90 per unit for gross proceeds of $43.9 million.  In addition, of the 172,200 common units available to underwriters to cover over-allotments, 72,500 were sold for gross proceeds of $2.9 million. To maintain its 2% interest, the general partner of the Partnership contributed $1.0 million.  Gross proceeds from parties other than MarkWest Hydrocarbon, Inc. of $46.9 million less associated offering costs of $3.8 million, of which $0.1 million related to the general partner’s share, resulted in net proceeds from the secondary public offering of $43.1 million.  As approximately $1.0 million of the offering costs had been incurred during fiscal 2003, net cash generated from the offering during 2004 was approximately $44.1 million.

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

The accompanying notes are an integral part of these consolidated financial statements.

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

4.              Marketable Securities

Marketable securities are classified as available-for-sale and stated at market based on the closing price of the securities at the balance sheet date.  Accordingly, unrealized gains or losses are reflected in other comprehensive income (loss), net of applicable income taxes.  For losses that are other than temporary, the cost basis of the securities is written down to fair value and the amount of the write-down is reflected in the statement of operations.  The Company utilizes a weighted-average cost basis to compute realized gains and losses.  Realized gains and losses, dividends and interest income, are reflected in earnings.

Debt and equity are classified as available-for-sale.  The following are components of marketable securities (in thousands):

September 30, 2004 (as restated, see note 16)	Cost Basis	Unrealized gains	Unrealized losses	Recorded Basis
Equity securities:
Master limited partnership units	$5,150	$318	$(25)	$5,443
Equity securities, classified as current	5,150	318	(25)	5,443
Fixed maturities:
Mortgage backed securities (due after one year through five years)	6,753	39	(29)	6,763
Mortgage back securities, classified as non-current	6,753	39	(29)	6,763
Total marketable securities	$11,903	$357	$(54)	$12,206

Restricted fixed maturities:
Mortgage backed securities (due December 2007)	$2,500	$—	$—	$2,500
Total restricted marketable securities	$2,500	$—	$—	$2,500

December 31, 2003 (as restated, see note 16)	Cost Basis	Unrealized gains	Unrealized losses	Recorded Basis
Restricted fixed maturities:
Mortgage backed securities (due December 2007)	$2,500	$—	$—	$2,500
Total restricted marketable securities	$2,500	$—	$—	$2,500

At September 30, 2004, unrealized gains of $0.4 million relate primarily to investments in domestic equity securities in energy partnerships.  Unrealized losses of $0.1 million relate primarily to mortgage backed securities and are primarily attributable to changes in interest rates.

The accompanying notes are an integral part of these consolidated financial statements.

5.              MarkWest Energy Partners’ Acquisitions

East Texas System Acquisition

On July 30, 2004, MarkWest Energy Partners completed the acquisition (the “East Texas System acquisition”) of American Central Eastern Texas’ Carthage gathering system and gas processing assets located in East Texas for approximately $240.6 million.  Through the consolidation of the Partnership, the Company included the results of operations of the Carthage gathering system from July 30, 2004.  The assets acquired consist of processing plants, gathering systems, a processing facility currently under construction and a NGL pipeline to be completed in 2005.

In conjunction with the closing of the acquisition, the Partnership completed an offering of 1,304,438 of its common units, at $34.50 per unit, which netted MarkWest Energy Partners approximately $45.0 million after transaction costs of approximately $0.9 million and including a contribution from the general partner of $0.9 million to maintain its ownership interest.  In addition, the Partnership amended and restated its credit facility, increasing the maximum lending limit from $140.0 million to $315.0 million.  The credit facility includes a $265.0 million revolving facility and a $50.0 million term loan facility.  MarkWest Energy Partners used the proceeds from the private offering and borrowings of $195.7 million under the Partnership’s credit facility to finance the East Texas System acquisition.

The purchase price was comprised of $240.6 million, and was allocated as follows (in thousands):

Acquisition costs:
Cash consideration	$240,211
Direct acquisition costs	396
Total	$240,607

Allocation of acquisition costs:
Customer contracts	$164,473
Property, plant and equipment	76,767
Inventory	66
Imbalance payable	(337)
Property taxes payable	(362)
Total	$240,607

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

The System extends from production facilities near Manistee, Michigan to a storage facility near Lewiston, Michigan.  The trunk line consists of approximately 150 miles of pipe.  Crude oil is gathered into the System from 57 injection points, including 52 central production facilities and five truck unloading facilities and five unloading facilities, and approximately 100 miles of pipe..  The System also includes truck-unloading stations at Manistee, Seeley Road and Junction, and the Samaria Truck Unloading Station located in Monroe County, Michigan, near Toledo, Ohio.

The accompanying notes are an integral part of these consolidated financial statements.

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

Pinnacle Acquisition

On March 28, 2003, MarkWest Energy Partners completed the acquisition (the “Pinnacle acquisition”) of Pinnacle Natural Gas Company, Pinnacle Pipeline Company, PNG Transmission Company, Inc., PNG Utility Company

The accompanying notes are an integral part of these consolidated financial statements.

and Bright Star Gathering, Inc. (collectively, “Pinnacle”).  Pinnacle’s results of operations have been included in the Company’s consolidated financial statements since that date.

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

	Three Months Ended September 30, 2004	Three Months Ended September 30, 2003	Nine Months Ended September 30, 2004	Nine Months Ended September 30, 2003
	(in thousands, except per share data)
	(as restated, see note 16)	(as restated, see note 16)	(as restated, see note 16)	(as restated, see note 16)
Revenue	$125,084	$67,440	$324,913	$224,466
Income (loss) from continuing operations	$(1,599)	$(8,059)	$(7,063)	$(27,144)
Income (loss) from continuing operations per share:
Basic	$(0.15)	$(0.78)	$(0.66)	$(2.64)
Diluted	$(0.15)	$(0.78)	$(0.66)	$(2.64)

The accompanying notes are an integral part of these consolidated financial statements.

6.              Property, Plant and Equipment

The following provides the composition of the Company’s property, plant and equipment at:

	September 30, 2004 (1)	December 31, 2003
	(in thousands)
	(as restated, see note 16)
Property, plant and equipment:
Gas gathering facilities	$146,721	$73,424
Gas processing plants	56,277	55,888
Fractionation and storage facilities	22,496	22,160
Natural gas pipelines	39,030	38,790
Crude oil pipeline	18,499	18,352
NGL transportation facilities	4,391	4,415
Marketing assets	1,606	1,987
Oil and gas properties and equipment, full cost method	2,509	2,380
Land, buildings and other equipment	11,258	12,499
Construction in-progress	21,176	2,362
	323,963	232,257
Less: Accumulated depreciation, depletion, amortization and impairment	(54,967)	(44,134)
Total property, plant and equipment, net	$268,996	$188,123

Cobb Processing Plant

During 2003, the Company entered into an agreement with the Partnership for the construction of a new Cobb processing plant.  Initially, we expected the construction costs of the new plant and the costs to decommission and dismantle the old plant to be approximately $2.1 million, $1.7 million to be funded by the Company and $0.4 million to be funded by the Partnership.  In the third quarter of 2004, this number was revised and the Company now expects the costs to be $3.6 million to construct and $0.4 million to decommission and dismantle.  The Partnership will fund the $1.9 million increase in expected costs.  Construction is expected to be completed by the end of 2004.  As of September 30, 2004, the Company had contributed $1.3 million, resulting in $0.4 million to be contributed during the fourth quarter of fiscal 2004.

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

The cumulative effect of this accounting change for years prior to 2003 was less than $0.1 million and is reflected in the Company’s statement of operations for the three months ended March 31, 2003. At the time of adoption, the Company recorded an asset retirement obligation of $3.4 million, decreased a site restoration liability of $0.9 million that was recorded prior to the implementation of SFAS No. 143 and increased net property, plant and equipment $2.4 million in accordance with the provisions of SFAS No. 143. There was no impact on the Company’s cash flows as a result of adopting SFAS No. 143.  For the year ended December 31, 2003, the impact on earnings per share from the cumulative effect of the change in accounting for asset retirement obligations was not significant. The asset retirement obligation, which is included on the consolidated balance sheet in other long-term liabilities, was $0.9 million and $3.8 million at September 30, 2004 and 2003, respectively.

The accompanying notes are an integral part of these consolidated financial statements.

The following is a reconciliation of the changes in the asset retirement obligation from January 1, 2004 to September 30, 2004 (in thousands):

Asset retirement obligation as of December 31, 2003	$504
Liabilities accrued during the period	377
Liabilities settled	(4)
Accretion	13
Asset retirement obligation as of September 30, 2004	$890

The Company’s assets subject to asset retirement obligations, exclusive of assets owned by MarkWest Energy, were primarily oil and gas wells. The Company discontinued its exploration and production business and sold off substantially all of its assets as of December 31, 2003.

The Partnership reviewed current laws and regulations governing obligations for asset retirements as well as leases.  Based on that review, the Partnership identified certain land leases in East Texas that contain provisions requiring the Partnership to return the land to its original condition upon the termination of the lease.  Based on the review of the leases, the Partnership recorded an asset retirement obligation of $0.4 million during the three months ended September 30, 2004, using an estimated average term of the leases of 25 years.

In accordance with SFAS No. 143, the Partnership has identified certain assets that have an indeterminate life, and thus a future retirement obligation is not determinable.  These assets include certain pipelines and processing plants.  A liability for these asset retirement obligations will be recorded when a fair value is determinable.

The asset retirement obligation associated with the Partnership’s remaining facilities was insignificant and not recognized in the financial statements.

In October 2003, the board of directors of the Company’s general partner approved a plan to shut down the Partnership’s existing Cobb processing facility, and construct a replacement facility. Construction of the new facility was completed in the first quarter of 2005.  During the fourth quarter of 2003, the Partnership estimated the amount of the asset retirement obligation associated with the decommissioning and dismantlement of the old Cobb facility to be $0.5 million and, accordingly, the Company recorded a related accrued liability.  At September 30, 2004, the asset retirement obligation was $0.5 million.

At January 1 and December 31, 2004 and 2003, there were no assets legally restricted for purposes of settling asset retirement obligations.

8.              Intangible Assets

On July 30, 2004, the Partnership completed the acquisition of American Central Eastern Texas’ Carthage gathering system and gas processing assets located in East Texas for approximately $240.6 million.  Of the total purchase price, $164.5 million was allocated to amortizable intangible assets (i.e., customer contracts) based on the net present value of the projected cash flows. The key variables that determined the valuation of the customer contracts was the assumption of renewals, economic incentives to retain customers, historical volumes, current and future capacity of the gathering system and pricing volatility.  The Partnership is amortizing the fair value of these customer contracts on a straight-line basis over an estimated economic life of 20 years.  The estimated economic life was determined by assessing the life of the assets to which the contracts relate, likelihood of renewals, competitive factors, regulatory or legal provisions, and maintenance and renewal costs.

The Company entered into a series of agreements with a gas producer in September, under which the Company processes natural gas for the producer under modified keep-whole contracts.  Other intangible assets include $3.3 million in consideration given to the producer in connection with these non-separable contracts that is being amortized over the term of the contracts, October 1, 2004 through February 9, 2015.

The accompanying notes are an integral part of these consolidated financial statements.

The Company reviews long-lived assets for potential impairment whenever there is an indication that the carrying amount may not be recoverable from future estimated cash flows.  Through September 30, 2004, management believes that there have been no indications of impairment of the intangible assets.

The Company’s purchased intangible assets associated with the East Texas System acquisition and other non-acquisition contract costs at September 30, 2004, are composed of (in thousands):

	Gross	Accumulated Amortization	Net
Customer contracts (1-20 years)	$164,677	$1,468	$163,209
Other (October 1, 2004 – February 9, 2015)	3,250	—	3,250
Total intangible assets	$167,927	$1,468	$166,459

Amortization expense related to customer contracts was $1.4 million for the nine months ended September 30, 2004.

Estimated future amortization expense related to intangible assets at September 30, 2004 is as follows (in thousands):

Year ending December 31:
2004	$2,162
2005	8,579
2006	8,511
2007	8,511
2008	8,511
2009	8,511
Thereafter	121,674

9.              Debt

In July 2004 and August 2004, the Partnership amended and restated its credit facility, increasing its maximum lending limit from $140.0 million to $315.0 million.  The credit facility includes a $265.0 million revolving facility and a $50.0 million term loan facility.  MarkWest Energy Partners used the proceeds from the offering and borrowings under its amended and restated credit facility to finance the East Texas System acquisition. All of the Partnership’s assets are pledged to the credit facility lenders to secure the repayment of the outstanding borrowings under the credit facility. The term loan portion of the amended and restated credit facility matures in December 2004 and the revolving portion matures in May 2005.  Under the term loan, to the extent that a portion or all of the term loan is repaid, then those amounts may not be reborrowed.  In addition, there are certain restrictions on the reborrowing amounts paid under the revolver loan.  At September 30, 2004, $197.5 million was outstanding, and $46.5 million was available under the Partnership credit facility.

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

The accompanying notes are an integral part of these consolidated financial statements.

Subsequent event

In October 2004, the Partnership amended and restated its credit facility, decreasing the maximum lending limit from $315.0 million to $200.0 million and increasing the term of the facility to five years.  The credit facility includes a revolving facility of $200.0 million with the potential to increase the maximum lending limit to $300.0 million.  The credit facility is guaranteed by the Partnership and all of its present and future subsidiaries and is collateralized by substantially all of its existing and future assets and those of its subsidiaries, including stock and other equity interests.  The borrowing under the Partnership’s credit facility will bear interest at a variable interest rate based on one of two indices that include either (i) LIBOR plus an applicable margin, which is fixed at a rate of 2.75% for the first two quarters following the closing of the credit facility or (ii) Base Rate (as defined for any day, a fluctuating rate per annum equal to the higher of (a) the Federal Funds Rate plus ½ of 1% and (b) the rate of interest in effect for such day as publicly announced from time to time by the Administrative Agent of the debt as its “prime rate”) plus an applicable margin, which shall be fixed at a rate of 2.00% for the first two quarters following the closing of the credit facility.  After that period, the applicable margin will be adjusted quarterly based on its ratio of funded debt to EBITDA (as defined in the credit agreement).  Consequently, as of September 30, 2004, the Company has classified the debt balance as non-current.

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

On October 25, 2004, the Company entered into a $25.0 million senior credit facility with a term of one year.  The $25.0 million revolving facility has a variable interest rate based on the base rate, which is equal to the higher of a) the Federal Funds Rate plus ½ of 1%, and b) the rate of interest in effect for such day as publicly announced from time to time by the Administrative Agent as its prime rate, plus the applicable rate, which is based on a utilization percentage.  The amount available to be drawn under the credit facility is based upon the amount of the Company’s eligible accounts receivable and inventory balance.  In addition, the Company is required to pay a commitment fee equal to the applicable rate times the actual daily amount by which the aggregate commitment exceeds the sum of (i) the outstanding amount of loans plus (ii) the outstanding amount of its letter of credit obligations.  Substantially all of the Company’s assets and those of its subsidiaries (other than excluded MarkWest Energy Partners entities) are pledged to the lender to secure the repayment of the outstanding borrowings under the credit facility.  The proceeds from this borrowing will be used to finance inventory and accounts receivable, issue

The accompanying notes are an integral part of these consolidated financial statements.

letters of credit and pay fees, costs and expenses related to this agreement.  As of October 31, 2004, the Company had no outstanding borrowings.

10.       Recovery of Receivable

During the fourth quarter of 2001, Enron Corporation and its subsidiaries (“Enron”) filed for bankruptcy protection.  In response to this filing, MarkWest Hydrocarbon terminated all derivative contracts where Enron was the counterparty.  As a result, in 2001 the Company wrote off $1.1 million of fair value derivative instrument assets related to its cash flow hedges offset by $0.1 million of fair value derivative instrument liabilities related to its fair value hedges.  In the third quarter of 2004, the Company sold its claim to these assets for $0.8 million.  As a result, the Company recorded $0.8 million as other income in the third quarter of 2004.

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

(2)          Marketing— the Company sells its equity and third-party NGLs, purchases third-party natural gas and sells its equity and third-party natural gas.  Since February 2004, the Company is also engaged in the wholesale marketing of propane.

During 2003, the Company discontinued its exploration and production business segment. The Company’s continuing operations are conducted solely in the United States.

The table below presents information about operating income (loss) for the reported segments for the three and nine months ended September 30, 2004 and 2003. Segment operating income (loss) includes total revenues less purchased product costs, facility expenses, depreciation, amortization of intangible assets and accretion of asset retirement obligation. Items excluded from segment operating income (loss) are reflected in the reconciliation of total segment operating income (loss) to income (loss) from continuing operations before taxes.

		MarkWest
		Energy	Eliminating
	Marketing	Partners	Entries	Total
	(in thousands)
Three Months Ended September 30, 2004(1):
Revenues from external customers	$58,919	$62,592	$—	$121,511
Intersegment revenues	$121	$15,250	$(15,371)	$—
Segment operating income (loss)	$(28)	$12,009	$—	$11,981
Total segment assets	$93,828	$480,345	$(19,427)	$554,746

Three Months Ended September 30, 2003(1):
Revenues from external customers	$29,831	$18,888	$—	$48,719
Intersegment revenues	$313	$12,524	$(12,837)	$—
Segment operating income (loss)	$(9,198)	$5,480	$—	$(3,718)
Total segment assets	$159,588	$142,290	$(14,176)	$287,702

The accompanying notes are an integral part of these consolidated financial statements.

		MarkWest
		Energy	Eliminating
	Marketing	Partners	Entries	Total
	(in thousands)
Nine Months Ended September 30, 2004(1):
Revenues from external customers	$140,258	$163,977	$—	$304,235
Intersegment revenues	$460	$43,349	$(43,809)	$—
Segment operating income (loss)	$(2,499)	$25,139	$—	$22,640
Total segment assets	$93,828	$480,345	$(19,427)	$554,746

Nine Months Ended September 30, 2003(1):
Revenues from external customers	$105,450	$42,741	$—	$148,191
Intersegment revenues	$758	$36,000	$(36,758)	$—
Segment operating income (loss)	$(20,896)	$13,285	$—	$(7,611)
Total segment assets	$159,630	$142,248	$(14,176)	$287,702

A reconciliation of total segment operating income (loss) to loss from continuing operations before non-controlling interest in net income of consolidated subsidiary and income taxes is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2004 (1)	2003 (1)	2004 (1)	2003 (1)
	(in thousands)
Segment operating income (loss)	$11,981	$(3,718)	$22,640	$(7,611)
Selling, general and administrative expenses	(7,252)	(3,707)	(17,637)	(10,097)
Loss on sale of terminals	—	(55)	—	(55)
Interest expense, net	(3,559)	(658)	(5,256)	(2,906)
Amortization of deferred financing costs	(3,120)	(457)	(3,734)	(1,270)
Dividend income	86	—	169	—
Other income	553	31	547	15
Loss from continuing operations before non-controlling interest in net income of consolidated subsidiary and income taxes	$(1,311)	$(8,564)	$(3,271)	$(21,924)

(1)  As Restated.  See Note 16.

12.       Related Party Transactions

William P. Nicoletti, who serves as a member of MarkWest Energy Partners general partner’s board of directors, the general partner of the Partnership, is a member of the board of directors of Star Gas LLC, the general partner of Star Gas Partners, L.P., a retail propane and heating oil master limited partnership.  Star Gas Propane, a subsidiary of Star Gas Partners, L.P., is a significant customer of the Company, and generated revenue of approximately $4.3 million and $16.3 million for the three and nine months ended September 30, 2004, respectively, and $2.0 million and $14.1 million for the three and nine months ended September 30, 2003, respectively.  On September 30, 2004, the Company’s outstanding receivable balance with Star Gas Partners, L.P. was $0.9 million.

Star Gas Partners, L.P.’s heating oil distribution subsidiary, Petro, announced on October 18 that it has been unable to pass along record heating-oil prices to its customers and that its 2004 net income will be substantially below net income for 2003. Through the Company’s discussions with Star Gas Propane, the Company expects to receive full payment for the outstanding receivable balance because Star Gas Propane has its own financing that is not connected to Petro.  As a result, the Company has not reserved for the outstanding receivable balance.  However, the Company will assess doing business with Star Gas Propane and the allowance, if any, for doubtful accounts.  Should there be a change in circumstance, the Company will adjust the reserve accordingly.  In addition, the Company believes that it will be able to sustain the revenue generated from this customer in 2004 and the foreseeable future.

The accompanying notes are an integral part of these consolidated financial statements.

13.       Commitments and Contingencies

The Company is involved in various litigation and administrative proceedings arising in the normal course of business. In the opinion of management, any liabilities that may result from these claims will not, individually or in the aggregate, have a material adverse effect on its financial position or results of operations.

A summary of the Company’s total contractual cash obligations as of September 30, 2004, is as follows (in thousands):

Type of Obligation	Total Obligation	Due in 2004-2005	Due in 2006-2007	Thereafter
Operating Leases	$14,050	$5,600	$4,448	$4,002
Debt	197,500	—	—	197,500
Total	$211,550	$5,600	$4,448	$201,502

14.       Recent Accounting Pronouncements

On March 31, 2004, the Emerging Issues Task Force issued EITF No. 03-6 which clarifies the computation of earnings per share in SFAS No. 128, for companies that have issued securities other than common stock that entitle the holder to participate in the company’s declared dividends and earnings.  The consensus states that securities should be included in basic earnings per share calculations when the holder is entitled to receive dividends rather than if the holder is entitled to receive earnings or value upon redemption of the securities or liquidation of assets.  The effective date of EITF No. 03-6 is the first fiscal period beginning after March 31, 2004, and requires restatement of prior period information.  Implementation of the consensus had no effect on the financial results and resulted in no change in earnings per share for the three month and nine month periods ended September 30, 2004, and 2003.

15.       Subsequent Event

On November 8, 2004, a leak occurred in a natural gas liquids (NGLs) line owned by Equitable Supply, and leased and operated by MarkWest Energy Appalachia, LLC, a subsidiary of MarkWest Energy Partners.  The 4-inch pipeline transports NGLs from the Partnership’s Maytown gas processing plant to its Siloam fractionator.  A subsequent ignition and fire from the leaked vapors resulted in property damage to five homes and injuries to some of the residents.  The exact cause of the leak and resulting fire is unknown and is being investigated by MarkWest Energy Partners and the U.S. Department of Transportation Office of Pipeline Safety.  Until repairs are completed and service is resumed on the line, NGLs from the Maytown plant will be trucked directly to the Siloam fractionator, resulting in a minor impact to the Company’s operations.

While investigation into the incident continues, at this time the Partnership believes that it has adequate insurance coverage for property damage and personal injury liability, if any, resulting from the incident.

16.       Restatement and Reclassifications of Consolidated Financial Statements

The Company has determined that, in certain cases, it did not comply with generally accepted accounting principles in the preparation of its 2003 and 2004 consolidated financial statements and, accordingly, the Company has restated its consolidated financial statements for the nine months and quarterly periods ended September 30, 2004 and 2003.

The restatements primarily result from compensation expense attributed to the sale of a portion of MarkWest Hydrocarbon’s subordinated Partnership units and interests in the Partnership’s general partner to certain employees and directors from 2002 through 2004.  MarkWest Hydrocarbon had historically recorded its sale of the subordinated Partnership units and interests in the Partnership’s general partner to certain of MarkWest Hydrocarbon’s employees and directors as a sale of an asset.  These arrangements are referred to as the Participation Plan.  However, MarkWest Hydrocarbon determined that these transactions should be accounted for as compensatory arrangements, pursuant to the guidance in APB No. 25, Accounting for Stock Issued to Employees and EITF No. 95-16, Accounting for Stock Compensation Arrangements with Employer Loan Features under APB Opinion No. 25.  This guidance requires MarkWest Hydrocarbon to record compensation expense based on the

The accompanying notes are an integral part of these consolidated financial statements.

market value of the subordinated Partnership units and the formula value of the general partner interests held by the employees and directors at the end of each reporting period.

In addition, certain other restatement adjustments have also been recorded to correct other errors in the financial statements for the first three quarters of 2004, including adjustments to accruals for revenue and purchased product costs, adjustments for costs improperly capitalized as property, plant and equipment, adjustments to properly record capitalized interest on major construction projects in process, adjustments to record as a financing lease, a lease agreement previously entered into by an acquired business (“Blackhawk pipeline”), an adjustment to record natural gas inventory at cost, an adjustment to reflect separately restricted marketable securities, adjustments for dividends received on marketable securities improperly recorded as a reduction in the carrying value of marketable securities, an adjustment to record losses on derivative instruments that do not qualify for hedge accounting treatment and adjustments to accrued property taxes.  Adjustments were also made to record compensation as a result of the modification of the provisions of certain stock options for two officers who terminated their employment with the Company but who continued to serve on its Board of Directors.  Compensation expense was also recorded as a result of a policy change that required the Company to account for all outstanding stock options as variable awards.  In April 2004, the Company changed its policy to allow participants to exercise their stock options using the cashless exercise method.  Under APB 25, Accounting for Stock Issued to Employees, a fixed stock option plan that permits the use of a cashless exercise becomes variable if a pattern of exercising stock options using the cashless method is demonstrated. Additionally, the Company made an adjustment to restate a portion of dividends paid during the nine months ended September 30, 2004 from retained earnings to additional paid in capital for the amount of dividends distributed in excess of accumulated earnings.

Cash was also adjusted primarily as a result of reclassifying amounts recorded for the purchase of property, plant and equipment, intangible assets and accrued property tax relating to an acquisition, from cash to those respective accounts.  Initially, the purchase of those assets were recorded to a cash clearing account until the purchase price was settled in the fourth quarter of 2004. The Company has also restated restricted marketable securities from restricted cash.

In addition, on October 28, 2004, the Company’s Board of Directors declared a stock dividend of one share of MarkWest Hydrocarbon’s common stock for each ten shares owned by stockholders.  The stock dividend was paid on November 19, 2004 to the stockholders of record as of the close of business on November 9, 2004.  Common stock information in the Form 10-Q/A has been restated to give retroactive effect to the stock dividend paid.

The Company has reclassified certain prior year amounts to conform to the current year’s presentation.  The Company has reclassified intangible and other assets to a separate line item on the consolidated balance sheet. The Company has also reclassified interest income and amortization of deferred financing costs to separate line items on the consolidated income statement.

All amounts in the accompanying notes have been restated or reclassified for these adjustments.  The following tables present the consolidated balance sheets as of September 30, 2004 and December 31, 2003 as previously reported and as restated, and the consolidated statements of income for the three months and nine months ended September 30, 2004 and 2003 as previously reported and as restated and the consolidated statement of cash flows for the nine months ended September 30, 2004 and 2003 as previously reported and as restated.  The tables also reflect the amounts reported for changes in stockholders’ equity for the nine months ended September 30, 2004, as previously reported and as restated.  The impact of these restatements was to decrease net income per basic and diluted share by $0.23 for the three months ended September 30, 2004.  In addition, the impact of these restatements was to decrease net income per basic and diluted share by $0.54 and $0.04 for the nine months ended September 30, 2004 and 2003, respectively.

The accompanying notes are an integral part of these consolidated financial statements.

Balance Sheet Amounts:

	September 30, 2004
	As Previously Reported	Adjustment		As Restated
	(in thousands, except share and per share data)
ASSETS
Current assets:
Cash and cash equivalents	$22,258	$(611	)(1)	$21,647
Restricted cash	3,050	(2,500	)(2)	550
Marketable securities	12,062	144	(3)	12,206
Restricted marketable securities	—	2,500	(2)	2,500
Receivables, net	44,162	1,286	(4)	45,448
Inventories	12,450	—		12,450
Prepaid replacement natural gas	13,173	—		13,173
Deferred income taxes	968	(900	)(5)	68
Other current assets	3,645	13	(6)	3,658
Total current assets	111,768	(68)		111,700

Property, plant and equipment	324,144	(181	)(7)	323,963
Less: accumulated depreciation, depletion and amortization	(55,629)	662	(8)	(54,967)
Total property, plant and equipment, net	268,515	481		268,996

Other assets:
Intangibles and other assets, net	165,857	602	(9)	166,459
Deferred financing costs, net	7,184	—		7,184
Investment in and advances to equity investee	200	—		200
Notes receivable from officers	207	—		207
Other assets	42	(42	)(10)	—
Total other assets	173,490	560		174,050
Total assets	$553,773	$973		$554,746

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$45,044	$1,659	(11)	$46,703
Accrued liabilities	20,962	2,347	(12)	23,309
Fair value of derivative instruments	2,747	—		2,747
Total current liabilities	68,753	4,006		72,759

Long-term debt	197,500	—		197,500
Deferred income taxes	8,434	(2,047	)(13)	6,387
Other long-term liabilities	502	4,278	(14)	4,780
Non-controlling interest in consolidated subsidiary	231,558	(1,107	)(15)	230,451
Commitments and contingencies (Note 13)

Stockholders’ equity:
Preferred stock, par value $0.01, 5,000,000 shares authorized, no shares outstanding	—	—		—
Common stock, par value $0.01, 20,000,000 shares authorized, 10,817,967 shares issued	108	—		108
Additional paid-in capital	52,399	(630	)(16)	51,769
Accumulated deficit	(3,457)	(4,882	)(17)	(8,339)
Accumulated other comprehensive loss, net of tax	(1,585)	1,355	(18)	(230)
Treasury stock at cost, 65,999 shares	(439)	—		(439)
Total stockholders’ equity	47,026	(4,157)		42,869
Total liabilities and stockholders’ equity	$553,773	$973		$554,746

The accompanying notes are an integral part of these consolidated financial statements.

	December 31, 2003
	As Previously Reported	Adjustments		As Restated
	(in thousands, except share and per share data)
ASSETS
Current assets:
Cash and cash equivalents	$42,144	$—		$42,144
Restricted cash	2,500	(2,500	)(19)	—
Restricted marketable securities	—	2,500	(19)	2,500
Receivables, net	30,750	(840	)(20)	29,910
Inventories	4,815	733	(21)	5,548
Prepaid replacement natural gas	5,940	—		5,940
Deferred income taxes	603	(69	)(22)	534
Other current assets	503	—		503
Total current assets	87,255	(176)		87,079

Property, plant and equipment	232,257	—		232,257
Less: accumulated depreciation, depletion, amortization and impairment	(44,134)	—		(44,134)
Total property, plant and equipment, net	188,123	—		188,123

Other assets:
Intangibles and other assets, net	3,831	(3,747	)(23)	84
Deferred financing costs, net	—	3,747	(23)	3,747
Deferred offering costs and other, net	1,037	(42	)(24)	995
Investment in and advances to equity investee	250	—		250
Notes receivable from officers	217	—		217
Total other assets	5,335	(42)		5,293
Total assets	$280,713	$(218)		$280,495

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable (including related party payables of $51)	$24,052	$—		$24,052
Accrued liabilities	16,751	(240	)(25)	16,511
Fair value of derivative instruments	1,769	—		1,769
Total current liabilities	42,572	(240)		42,332

Long-term debt	126,200	—		126,200
Deferred income taxes	6,346	(752	)(26)	5,594
Fair value of derivative instruments	125	—		125
Other long-term liabilities	504	2,397	(27)	2,901
Non-controlling interest in consolidated subsidiary	52,782	(353	)(28)	52,429

Commitments and contingencies (Note 13)

Stockholders’ equity:
Preferred stock, par value $0.01, 5,000,000 shares authorized, no shares outstanding	—	—		—
Common stock, par value $0.01, 20,000,000 shares authorized, 10,601,775 shares issued	106	—		106
Additional paid-in capital	50,705	—		50,705
Retained earnings	3,676	(1,270)		2,406
Accumulated other comprehensive loss, net of tax	(1,793)	—		(1,793)
Treasury stock at cost, 75,930 shares	(510)	—		(510)
Total stockholders’ equity	52,184	(1,270)		50,914
Total liabilities and stockholders’ equity	$280,713	$(218)		$280,495

The accompanying notes are an integral part of these consolidated financial statements.

Income Statement Amounts:

	Three Months Ended September 30, 2004
	As Previously Reported	Adjustments		As Restated
	(in thousands, except per share data)

Revenues	$122,938	$(1,427	)(29)	$121,511

Operating expenses:
Purchased product costs	95,128	81	(30)	95,209
Facility expenses	8,281	117	(31)	8,398
Selling, general and administrative expenses	5,966	1,286	(32)	7,252
Depreciation	5,975	(1,465	)(33)	4,510
Amortization of intangible assets	—	1,400	(34)	1,400
Accretion of asset retirement obligation	—	13	(35)	13
Total operating expenses	115,350	1,432		116,782

Income from operations	7,588	(2,859)		4,729

Other income (expense):
Interest expense, net	(7,002)	3,443	(36)	(3,559)
Amortization of deferred financing costs (a component of interest expense)	—	(3,120	)(37)	(3,120)
Dividend income	—	86	(38)	86
Other income	553	—		553
Income (loss) from continuing operations before non-controlling interest in net income of consolidated subsidiary income taxes	1,139	(2,450)		(1,311)

Provision (benefit) for income taxes:
Current	(2,744)	2,783		39
Deferred	3,104	(2,992)		112
Provision (benefit) for income taxes	360	(209	)(39)	151

Non-controlling interest in net income of consolidated subsidiary	(210)	(294	)(40)	(504)

Net income (loss)	$569	$(2,535)		$(1,966)

Net income (loss) per share:
Basic	$0.05	$(0.23)		$(0.18)
Diluted	$0.05	$(0.23)		$(0.18)

Weighted average number of outstanding shares of common stock:
Basic	10,736			10,736
Diluted	10,800			10,800

Cash dividend per common share	$0.023			$0.023

The accompanying notes are an integral part of these consolidated financial statements.

	Three Months Ended September 30, 2003
	As Previously Reported	Adjustments		As Restated
	(in thousands, except per share data)

Revenues	$48,228	$491	(41)	$48,719

Operating expenses:
Purchased product costs	44,521	—		44,521
Facility expenses	5,204	241	(42)	5,445
Selling, general and administrative expenses	3,549	158	(43)	3,707
Depreciation	2,220	251	(44)	2,471
Loss on sale of terminals	55	—		55
Total operating expenses	55,549	650		56,199

Loss from operations	(7,321)	(159)		(7,480)

Other income (expense):
Interest expense, net	(1,115)	457	(45)	(658)
Amortization of deferred financing costs (a component of interest expense)	—	(457	)(45)	(457)
Other income	31	—		31
Loss from continuing operations before income taxes	(8,405)	(159)		(8,564)

Provision (benefit) for income taxes:
Current	—	(3,885)		(3,885)
Deferred	(3,701)	3,870		169
Provision (benefit) for income taxes	(3,701)	(15	)(46)	(3,716)

Non-controlling interest in net income of consolidated subsidiary	(1,607)	88	(47)	(1,519)

Loss from continuing operations	(6,311)	(56)		(6,367)

Discontinued operations:
Loss from discontinued exploration and production operations (net of income taxes of $(303))	(1,260)	(2)		(1,262)
Gain from disposal of discontinued exploration and production operations (less applicable income taxes of $2,750)	593	—		593
Loss from discontinued operations	(667)	(2	)(48)	(669)

Net loss	$(6,978)	$(58)		$(7,036)

Loss from continuing operations per share:
Basic	$(0.61)	$(0.01)		$(0.62)
Diluted	$(0.61)	$(0.01)		$(0.62)

Net loss per share:
Basic	$(0.68)	$—		$(0.68)
Diluted	$(0.68)	$—		$(0.68)

Weighted average number of outstanding shares of common stock:
Basic	10,316			10,316
Diluted	10,340			10,340

Cash dividend per common share	$—			$—

The accompanying notes are an integral part of these consolidated financial statements.

	Nine Months Ended September 30, 2004
	As Previously Reported	Adjustments		As Restated
	(in thousands, except per share data)

Revenues	$304,422	$(187	)(49)	$304,235

Operating expenses:
Purchased product costs	245,715	2,245	(50)	247,960
Facility expenses	20,147	312	(51)	20,459
Selling, general and administrative expenses	14,712	2,925	(52)	17,637
Depreciation	13,385	(1,690	)(53)	11,695
Amortization of intangible assets	—	1,468	(54)	1,468
Accretion of asset retirement obligation	—	13	(55)	13
Total operating expenses	293,959	5,273		299,232

Income from operations	10,463	(5,460)		5,003

Other income (expense):
Interest expense, net	(9,452)	4,196	(56)	(5,256)
Amortization of deferred financing costs (a component of interest expense)	—	(3,734	)(57)	(3,734)
Dividend income	—	169	(58)	169
Other income	585	(36	)(59)	547

Loss from continuing operations before non-controlling interest in net income of consolidated subsidiary and income taxes	1,596	(4,867)		(3,271)

Provision (benefit) for income taxes:
Current	(2,744)	2,895		151
Deferred	1,733	(1,295)		438
Benefit for income taxes	(1,011)	1,600	(60)	589

Non-controlling interest in net income of consolidated subsidiary	(4,452)	693	(61)	(3,759)

Net loss	$(1,845)	$(5,774)		$(7,619)

Net loss per share:
Basic	$(0.17)	$(0.54)		$(0.71)
Diluted	$(0.17)	$(0.54)		$(0.71)

Weighted average number of outstanding shares of common stock:
Basic	10,665			10,665
Diluted	10,715			10,715

Cash dividend per common share	$0.50			$0.50

The accompanying notes are an integral part of these consolidated financial statements.

	Nine Months Ended September 30, 2003
	As Previously Reported	Adjustments		As Restated
	(in thousands, except per share data)

Revenues	$146,767	$1,424	(62)	$148,191

Operating expenses:
Purchased product costs	134,881	—		134,881
Facility expenses	13,983	767	(63)	14,750
Selling, general and administrative expenses	9,462	635	(64)	10,097
Depreciation	5,791	380	(65)	6,171
Loss on sale of terminals	55	—		55
Total operating expenses	164,172	1,782		165,954

Loss from operations	(17,405)	(358)		(17,763)

Other income (expense):
Interest expense, net	(4,176)	1,270	(66)	(2,906)
Amortization of deferred financing costs (a component of interest expense)	—	(1,270	)(66)	(1,270)
Gain on sale to related party	188	(188	)(67)	—
Other income	15	—		15

Loss from continuing operations before non-controlling interest in net income of consolidated subsidiary and income taxes	(21,378)	(546)		(21,924)

Provision (benefit) for income taxes:
Current	—	(9,676)		(9,676)
Deferred	(9,058)	9,479		421
Provision (benefit) for income taxes	(9,058)	(197	)(68)	(9,255)

Non-controlling interest in net income of consolidated subsidiary	(3,342)	154	(69)	(3,188)

Loss from continuing operations	(15,662)	(195)		(15,857)

Discontinued operations:
Income from discontinued exploration and production operations (net of income taxes of $625)	2,788	(182)		2,606
Gain from disposal of discontinued exploration and production operations (less applicable income taxes of $8,173)	14,862	—		14,862
Income from discontinued operations	17,650	(182	)(70)	17,468
Income before cumulative effect of accounting change	1,988	(377)		1,611
Cumulative effect of change in accounting for asset retirement obligations, net of tax	(29)	—		(29)
Net income	$1,959	$(377)		$1,582

Loss from continuing operations per share:
Basic	$(1.52)	$(0.02)		$(1.54)
Diluted	$(1.52)	$(0.02)		$(1.54)

Net income per share:
Basic	$0.19	$(0.04)		$0.15
Diluted	$0.19	$(0.04)		$0.15

Weighted average number of outstanding shares of common stock:
Basic	10,300			10,300
Diluted	10,318			10,318

Cash dividend per common share	$—			$—

The accompanying notes are an integral part of these consolidated financial statements.

Cash Flow Amounts:

	Nine Months Ended September 30, 2004
	As Previously Reported	Adjustments		As Restated
	(in thousands)
Cash flows from operating activities:
Net loss	$(1,845)	$(5,774)		$(7,619)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and depletion	12,018	(324)		11,694
Amortization of deferred financing costs	3,836	(1,571)		2,265
Write down of deferred financing costs	—	1,469		1,469
Amortization of intangible assets	1,366	102		1,468
Stock option compensation expense	—	1,531		1,531
Restricted unit compensation expense	732	—		732
Participation Plan compensation expense	—	1,205		1,205
Contribution of treasury shares to 401(k) benefit plan	—	107		107
Equity in losses of investee	50	—		50
Loss from sale of property, plant and equipment	145	—		145
Non-controlling interest in net income of consolidated subsidiary	4,452	(693)		3,759
Unrealized losses on derivative instruments	732	—		732
Deferred income taxes	1,732	(1,294)		438
Other	(51)	—		(51)
Changes in operating assets and liabilities:
Increase in receivables	(13,122)	(2,126)		(15,248)
Increase in inventories	(7,635)	733		(6,902)
Increase in prepaid replacement natural gas	(7,233)	—		(7,233)
Increase in other current assets	(3,142)	9		(3,133)
Increase in accounts payable and accrued liabilities	25,424	4,690		30,114
Decrease in other long-term liabilities	(2)	—		(2)
Net cash flow provided by operating activities	17,457	(1,936	)(71)	15,521

Cash flows from investing activities:
Increase in restricted cash	(550)	—		(550)
Purchase of marketable securities	(11,776)	(144)		(11,920)
East Texas System acquisition	(240,606)	—		(240,606)
Hobbs Lateral acquisition	(2,275)	—		(2,275)
Capital expenditures	(13,798)	1,130		(12,668)
Proceeds from sale of assets	206	—		206
Increase in other contracts	(3,250)	—		(3,250)
Proceeds on financing lease receivable	—	133		133
Proceeds from sale of assets to related parties	10	(10)		—
Net cash used in investing activities	(272,039)	1,109	(72)	(270,930)

The accompanying notes are an integral part of these consolidated financial statements.

	Nine Months Ended September 30, 2004
	As Previously Reported	Adjustments		As Restated
	(in thousands)
Cash flows from financing activities:
Proceeds from long-term debt	215,600	—		215,600
Repayment of long-term debt	(144,300)	—		(144,300)
Debt issuance costs	(7,193)	—		(7,193)
Proceeds from public offerings of MarkWest Energy Partners’ common units, net	140,014	—		140,014
Proceeds from private placement of MarkWest Energy Partners’ common units, net	44,139	—		44,139
Distributions to MarkWest Energy Partners’ unitholders	(9,603)	166		(9,437)
Acquisitions and dispositions of MarkWest Energy GP general partnership interests and MarkWest Energy Partners subordinated units to related parties	(157)	157		—
Exercise of stock options	1,413	—		1,413
Repurchase of treasury shares	71	(107)		(36)
Payment of dividends	(5,288)	—		(5,288)
Net cash provided by financing activities	234,696	216	(73)	234,912

Effect of exchange rate on changes in cash	—	—		—

Net decrease in cash and cash equivalents	(19,886)	(611)		(20,497)
Cash and cash equivalents at beginning of period	42,144	—		42,144
Cash and cash equivalents at end of period	$22,258	$(611)		$21,647

Supplemental cash flow information:
Cash paid for interest, net of amounts capitalized	$4,607	$—		$4,607
Construction projects in progress obligation	$—	$1,094		$1,094
Property, plant and equipment asset retirement obligation	$—	$377		$377

The accompanying notes are an integral part of these consolidated financial statements.

	Nine Months Ended September 30, 2003
	As Previously Reported	Adjustments		As Restated

Cash flows from operating activities:
Net income	$1,959	$(377)		$1,582
Adjustments to reconcile net income to net cash provided by operating activities:
Cumulative effect of change in accounting	29	—		29
Depreciation, depletion and amortization	18,814	—		18,814
Amortization of deferred financing costs	1,270	—		1,270
Restricted unit compensation expense	554	—		554
Participation Plan compensation expense	—	569		569
Contribution of treasury shares to 401(k) benefit plan	—	190		190
Non-controlling interest in net income of consolidated subsidiary	3,342	(154)		3,188
Unrealized gains on derivative instruments	(2,207)	—		(2,207)
Reclassification of Enron hedges to purchased gas costs	(153)	—		(153)
Deferred income taxes	(4,846)	9,483		4,637
Gain on sale of San Juan Basin properties	(23,035)	—		(23,035)
Cost of exiting hedges	(3,440)	—		(3,440)
Other	427	—		427
Changes in operating assets and liabilities:
Decrease in receivables	15,046	—		15,046
Increase in inventories	(2,540)	—		(2,540)
Increase in prepaid replacement natural gas	(3,941)	—		(3,941)
Increase (decrease) in accounts payable and accrued liabilities	309	(9,375)		(9,066)
Increase in other long-term liabilities	1,565	—		1,565
Net cash flow provided by operating activities	3,153	336	(74)	3,489

Cash flows from investing activities:
Pinnacle acquisition, net of cash acquired	(38,238)	—		(38,238)
Lubbock pipeline acquisition	(12,222)	—		(12,222)
Proceeds from sale of San Juan Basin properties, net of disposal costs	55,007	—		55,007
Capital expenditures	(24,968)	—		(24,968)
Proceeds from sales of terminals	2,438	—		2,438
Proceeds from sale of assets to related parties	212	(212)		—
Net cash used in investing activities	(17,771)	(212	)(75)	(17,983)

The accompanying notes are an integral part of these consolidated financial statements.

	Nine Months Ended September 30, 2003
	As Previously Reported	Adjustments		As Restated

Cash flows from financing activities:
Proceeds from long-term debt	86,835	—		86,835
Repayment of long-term debt	(75,130)	—		(75,130)
Debt issuance costs	(811)	—		(811)
Proceeds from private placement of MarkWest Energy Partners’ common units, net	9,764	—		9,764
Distributions to MarkWest Energy Partners’ unitholders	(5,173)	66		(5,107)
Acquisitions and dispositions of MarkWest Energy GP general partnership interests and MarkWest Energy Partners subordinated units to related parties	17	—		17
Exercise of stock options	333	—		333
Repurchase of treasury shares	(158)	(190)		(348)
Net cash provided by financing activities	15,677	(124	)(76)	15,553

Effect of exchange rate on changes in cash	111	—		111

Net increase in cash and cash equivalents	1,170	—		1,170
Cash and cash equivalents at beginning of period	6,410	—		6,410
Cash and cash equivalents at end of period	$7,580	$—		$7,580

Supplemental cash flow information:

Cash paid for interest	$1,201	$273	(77)	$1,474

The accompanying notes are an integral part of these consolidated financial statements.

Changes in Stockholders’ Equity Amounts:

	Shares of Common Stock	Shares of Treasury Stock	Common Stock	Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Total Stockholders’ Equity
	(in thousands)
Balance, as previously reported, September 30, 2004	9,835	(66)	$98	$52,409	$(3,457)	$(1,585)	$(439)	$47,026

Stock dividend	983	—	10	(10)	—	—	—	—

Reclassification of dividends paid	—	—	—	(2,162)	2,162	—	—	—

Modification of stock options	—	—	—	1,531	—	—	—	1,531

Recognition of losses on derivative instruments that do not qualify for hedge accounting treatment	—	—	—	—	—	1,355	—	1,355

Restatement adjustment to net income for the year ended December 31, 2002	—	—	—	—	(213)	—	—	(213)

Restatement adjustments to net income for the year ended December 31, 2003	—	—	—	—	(1,057)	—	—	(1,057)

Restatement of results of operations for the nine months ended September 30, 2004	—	—	—	—	(5,774)	—	—	(5,774)

Balance, as restated, September 30, 2004	10,818	(66)	$108	$51,769	$(8,339)	$(230)	$(439)	$42,869

September 30, 2004 Balance Sheet

(1)                                 Cash was decreased by $0.6 million primarily as a result of restating amounts recorded for the purchase of property, plant and equipment of $0.2 million, intangible assets of $0.5 million and accrued property tax of $0.1 million relating to the East Texas acquisition from cash to those respective accounts.  Initially, the purchase of those assets were recorded to a cash clearing account until the purchase price was settled in the fourth quarter of 2004.

(2)                                 Restricted cash was reduced by $2.5 million and restricted marketable securities increased by a corresponding amount as a result of restating restricted marketable securities from restricted cash to restricted marketable securities.

(3)                                 Marketable securities was increased by $0.1 million to properly record dividends received as dividend income.  Previously, the dividends were incorrectly recorded as a reduction to the carrying value of marketable securities.

(4)                                 Receivables net, were increased by $1.3 million to correct the amounts recorded for accrued revenue.

(5)                                 The current portion deferred income tax asset was decreased by $0.9 million to reflect the tax effect of the restatement adjustments.

The accompanying notes are an integral part of these consolidated financial statements.

(6)                                 Other assets were increased by $0.01 million primarily due to restating a prepayment of maintenance fees from construction in-progress to prepaid expenses.

(7)                                 Property, plant and equipment were decreased by $0.2 million primarily as a result of the following restatement adjustments:

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

•                  a decrease of $0.3 million to record repair expense improperly capitalized as property, plant and equipment.

•                  an increase of $0.4 million to record an asset retirement obligation assumed in our East Texas acquisition.  The Company identified certain land leases in East Texas that contain provisions requiring the Partnership to return the land to its original condition upon the termination of the lease.

•                  an increase of $0.3 million to capitalize interest on major construction projects in progress.

•                  an increase of $0.2 million to restate amounts recorded for the purchase of property, plant and equipment from the East Texas acquisition from a cash clearing account.

•                  a decrease of $0.1 million relating to miscellaneous other adjustments.

(8)                                 Accumulated depreciation was reduced by $0.7 million to reverse the depreciation previously recorded on the Blackhawk pipeline.

(9)                                 Intangible assets were increased by $0.6 million primarily as a result of the following restatement adjustments:

•                  an increase of $0.1 million to record an intangible asset relating to a customer contract acquired as a part of the Pinnacle acquisition.

•                  an increase of $0.5 million to restate the amounts recorded for the purchase of intangible assets from the East Texas acquisition from a cash clearing account.

(10)                          Other assets were decreased by $0.04 million as a result of reversing the asset that was previously recorded with the repurchase of the Partnership’s general partner interest and the Partnership’s subordinated units by the Company under the Participation Plan.  The Participation Plan has now been accounted for as a compensatory arrangement.

(11)                          Accounts payable were increased by $1.7 million to correct amounts recorded for accrued product costs.

(12)                          Accrued liabilities were increased by $2.3 million primarily as a result of the following restatement adjustments:

•                  an increase of $2.8 million to reflect the current tax effect of the restatement adjustments.

•                  a decrease of $0.3 million to correct amounts recorded for accrued product costs.

•                  a decrease of $0.3 million to reverse deferred income previously recorded under the Participation Plan as a result of accounting for the Plan as a compensatory arrangement.  Previously the sale of subordinated partnership units and interests in the Partnership’s general partner to certain employees and directors of the Company was incorrectly recorded as a sale of an asset.  The Company recorded deferred income to the extent the Company loaned the employees and directors a portion of the purchase price.

•                  a decrease of $0.1 million to correct amounts recorded for accrued property taxes.

•                  an increase of $0.1 million to restate the amounts recorded for accrued property taxes from the East Texas acquisition from a cash clearing account.

•                  an increase of $0.1 million for other miscellaneous adjustments.

The accompanying notes are an integral part of these consolidated financial statements.

(13)                          The non-current portion of deferred income tax liabilities decreased by $2.0 million primarily as a result of the following restatement adjustments to reflect the tax effect of the restatement adjustments.

(14)                          Other long-term liabilities were increased by $4.3 million primarily as a result of the following restatement adjustments:

•                  an increase of $3.9 million to reflect compensation expense accrued under the Participation Plan.

•                  an increase of $0.4 million to record an asset retirement obligation assumed in our East Texas acquisition.  We identified certain land leases in East Texas that contain provisions requiring the Partnership to return the land to its original condition upon the termination of the lease.

(15)                          Non-controlling interest in consolidated subsidiary were decreased by $1.1 million to reflect the impact of the portion of the restatement adjustments attributable to the effect of the non-controlling interest in MarkWest Energy Partners and to eliminate the effect of the subordinated units and general partner interests owned by the employees and directors under the Participation Plan, which were previously accounted for as non-controlling interests.  The Participation Plan is now accounted for as a compensatory arrangement and as a result the Company records a separate liability for the fair value of the subordinated units and general partner interests held by participants in the Plan.

(16)                          Additional paid-in capital decreased by $0.6 million as a result of the following restatement adjustments:

•                  a decrease of $2.2 million as a result of restating dividends paid during the nine months ended September 30, 2004 from retained earnings to additional paid in capital for dividends distributed in excess of accumulated earnings.

•                  an increase of $1.1 million to reflect compensation expense for stock options accounted for as variable awards.  In April 2004, the Company changed its policy to allow participants to exercise their stock options using the cashless method.  Under APB 25, a fixed stock option plan that permits the use of a cashless exercise becomes variable if a pattern of exercising stock options using the cashless method is demonstrated.

•                  an increase of $0.4 million to reflect compensation as a result of the modification of the provisions of stock options for two officers who terminated their employment with the Company but who continued to serve on the Company’s Board of Directors.

•                  an increase of $0.1 million relating to miscellaneous other adjustments.

(17)                          Accumulated deficit increased by $4.9 million as a result of the following restatement adjustments:

•                  a decrease of $2.2 million as a result of restating dividends paid from retained earnings to additional paid in capital for dividends distributed in excess of accumulated earnings.

•                  an increase of $0.2 million and $1.3 million to reflect the effect of the restatement adjustments on net income for the years ended December 31, 2002 and 2003, respectively.

•                  an increase of $5.8 million to reflect the effect of the restatement adjustments on net income for the nine months ended September 30, 2004.

(18)                          Accumulated other comprehensive loss, net of tax decreased by $1.4 million as a result of recognizing losses on derivative instruments of $2.2 million that do not qualify for hedge accounting treatment, net of related deferred income taxes of $0.8 million. Previously, the losses had been deferred in accumulated other comprehensive income.

December 31, 2003 Balance Sheet

(19)                          Restricted cash was reduced by $2.5 million and restricted marketable securities increased by a corresponding amount as a result of restating restricted marketable securities from restricted cash to restricted marketable securities.

The accompanying notes are an integral part of these consolidated financial statements.

(20)                          Receivables, net were reduced by $0.8 million to restate natural gas inventory from receivables to inventory.  Previously the inventory was incorrectly identified as a pipeline imbalance and was recorded as a receivable.

(21)                          Inventories were increased by $0.7 million as a result of the following restatement adjustments:

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

(22)                          The current deferred income tax asset was decreased by $0.1 million to reflect the tax effect of the restatement adjustments.

(23)                          Deferred financing costs, net increased by $3.7 million and intangibles and other assets decreased by a corresponding amount as a result of reclassifying deferred financing costs, net to a separate line item on the consolidated balance sheet.

(24)                          Other assets were decreased by $0.04 million to eliminate the excess cost recorded on the repurchase of an interest in the Partnership’s general partner and subordinated Partnership units previously sold to an officer under the Participation Plan.  The Participation Plan has now been accounted for as a compensatory arrangement and payments to repurchase the general partnership interests and subordinated units are applied against the liability recorded for the Participation Plan.

(25)                          Accrued liabilities were decreased by $0.3 million primarily as a result of the following restatement adjustments:

•                  an increase of $0.22 million to eliminate deferred income as a result of accounting for the Participation Plan as a compensatory arrangement.  Previously the sale of subordinated partnership units and interests in the Partnership’s general partner to certain employees and directors of the Company was incorrectly recorded as a sale of an asset.  The Company recorded deferred income to the extent the Company had loaned the employees and directors a portion of the purchase price.

•                  an increase of $0.02 million to reflect the current tax effect of the restatement adjustments.

(26)                          The non-current deferred income tax liability was decreased by $0.8 million to reflect the tax effect of the restatement adjustments.

(27)                          Other long-term liabilities were increased by $2.4 million to reflect compensation expense accrued under the Participation Plan.

(28)                          Non-controlling interest in consolidated subsidiary was decreased by $0.4 million to reflect the impact of the portion of the restatement adjustments attributable to the non-controlling interest in MarkWest Energy Partners and to eliminate the effect of the subordinated units and general partner interest owned by employees and directors under the Participation Plan, which were previously accounted for as non-controlling interests.    The Participation Plan is now accounted for as a compensatory arrangement and as a result the Company records a separate liability for the fair value of the subordinated units and general partner interests held by participants in the Plan.

Three months ended September 30, 2004 Income Statement

(29)                          Revenues for the third quarter of 2004 were decreased by $1.4 million primarily as a result of the following restatement adjustments:

•                  a decrease of $2.2 million to recognize losses on derivative instruments that did not qualify for hedge accounting.

The accompanying notes are an integral part of these consolidated financial statements.

•                  an increase of $0.4 million to correct the amounts recorded for accrued revenue.

•                  an increase of $0.4 million to restate a pipeline imbalance credit that was improperly recorded as an adjustment of product costs.

(30)                          Purchased product costs for the third quarter of 2004 were increased by $0.1 million primarily as a result of the following restatement adjustments:

•                  an increase of $0.4 million to restate a pipeline imbalance credit that was improperly recorded as an adjustment of product costs.

•                  a decrease of $0.3 million to correct amounts recorded for accrued product costs.

(31)                          Facility expense increased by $0.1 million to record repair expense improperly capitalized as property, plant and equipment.

(32)                          Selling, general and administrative expenses increased by $1.3 million for the third quarter of 2004 primarily as a result of the following restatement adjustments:

•                  an increase of $0.8 million to reflect the compensation expense under the Participation Plan.

•                  an increase of $0.5 million to record compensation expense for stock options accounted for as variable awards.  In April 2004, the Company changed its policy to allow participants to exercise their stock options using the cashless method.  Under APB 25, a fixed stock option plan that permits the use of a cashless exercise becomes variable if a pattern of exercising stock options using the cashless method is demonstrated.

(33)                          Depreciation expense for the third quarter of 2004 were decreased by $1.5 million primarily as a result of the following restatement adjustments:

•                  a decrease of $0.1 million for the reversal of depreciation expense previously recorded on the Blackhawk pipeline.

•                  a decrease of $1.4 million to reclassify amortization of intangible assets to a separate line item on the consolidated income statement.

(34)                          Amortization of intangible assets for the third quarter of 2004 were increased by $1.4 million primarily as a result of the following restatement adjustments:

•                  an increase of $1.4 million to reclassify amortization of intangible assets from depreciation expense to a separate line item on the consolidated income statement.

•                  increase of $0.03 million to record amortization of a customer contract that was acquired with the Blackhawk pipeline.

(35)                          Accretion expense increased by $0.01 million to record accretion expense attributed to the asset retirement obligation assumed in our East Texas acquisition.

(36)                          Interest expense decreased by $3.4 million for the third quarter of 2004 primarily as a result of the following restatement adjustments:

•                  a decrease of $3.1 million to reclassify amortization of deferred financing costs to a separate line item on the consolidated income statement.

•                  a decrease of $0.3 million to capitalize interest expense on major construction projects in progress.

(37)                          Amortization of deferred financing costs increased $3.1 million as a result of reclassify the amortization of deferred financing costs from interest expense to a separate line item on the consolidated income statement.

The accompanying notes are an integral part of these consolidated financial statements.

(38)                          Dividend income increased by $0.1 million as a result of recording dividends received on marketable securities as dividend income.  Previously, the dividends were improperly recorded as a reduction of the carrying value of marketable securities.

(39)                          The provision for income taxes was decreased by $0.2 million to reflect the tax effect of the restatement adjustments.

(40)                          Non-controlling interest in consolidated subsidiary was increased by $0.3 million to reflect the impact of the portion of the restatement adjustments attributable to the non-controlling interest in MarkWest Energy Partners and to eliminate the effect of the subordinated units and general partner interests owned by employees and directors under the Participation Plan, which were previously accounted for as non-controlling interests.  The Participation Plan is now accounted for as a compensatory arrangement and as a result the Company records a separate liability for the fair value of the subordinated units and general partner interests held by participants in the Plan.

Three months ended September 30, 2003 Income Statement

(41)                          Revenues increased by $0.5 million to reclassify gas revenues from discontinued operations to continuing operations.  The Company retained its interests in three wells in Michigan, which it originally intended to dispose of in connection with the discontinuance of its exploration and production business.

(42)                          Facility expenses increased by $0.2 million to reclassify expenses related to the retained exploration and production operations from discontinued operations to continuing operations.

(43)                          Selling, general and administrative expenses increased by $0.2 million for the third quarter of 2003 to reflect compensation expense under the Participation Plan.

(44)                          Depreciation expense increased by $0.3 million to reclassify expenses related to the retained exploration and production operations from discontinued operations to continuing operations.

(45)                          Interest expense decreased by $0.5 million and the amortization of deferred financing costs increased by a corresponding amount as a result of reclassifying amortization of deferred financing costs to a separate line item on the consolidated income statement.

(46)                          The benefit for income taxes was decreased by $0.02 million to reflect the tax effect of the restatement adjustments.

(47)                          Non-controlling interest in consolidated subsidiary was increased by $0.1 million to reflect the impact of the portion of the restatement adjustments attributable to the non-controlling interest in MarkWest Energy Partners and to eliminate the effect of the subordinated units and general partner interests owned by the employees and directors under the Participation Plan, which were previously accounted for as non-controlling interests.    The Participation Plan is now accounted for as a compensatory arrangement and as a result the Company records a separate liability for the fair value of the subordinated units and general partner interests held by participants in the Plan.

(48)                          Loss from discontinued exploration and production operations was decreased by less than $0.01 million related to miscellaneous other adjustments.

Nine months ended September 30, 2004 Income Statement

(49)                          Revenues for the nine months ended September 30, 2004 decreased by $0.2 million primarily as a result of the following restatement adjustments:

•                  a decrease of $2.2 million to recognize losses on derivative instruments that did not qualify for hedge accounting..

The accompanying notes are an integral part of these consolidated financial statements.

•                  an increase of $1.3 million to correct the amounts recorded for accrued revenue.

•                  an increase of $0.9 million to restate a pipeline imbalance credit that was improperly recorded as an adjustment of product cost.

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

(50)                          Purchased product costs for the nine months ended September 30, 2004 increased by $2.2 million primarily as a result of the following restatement adjustments:

•                  an increase of $1.4 million to correct amounts recorded for accrued product costs.

•                  an increase of $0.9 million to restate a pipeline imbalance credit that was improperly recorded as an adjustment of product cost to revenue.

(51)                          Facility costs for the nine months ended September 30, 2004 were increased by $0.3 million primarily as a result of the following restatement adjustments:

•                  a decrease of $0.08 million to adjust the property tax accrual from estimate to actual taxes paid.

•                  an increase of $0.03 million to primarily record storage fees related to inventory the Partnership held for sale.

•                  an increase of $0.3 million to record repair expense improperly capitalized as property, plant and equipment.

(52)                          Selling, general and administrative expenses increased by $2.9 million for the nine months ended September 30, 2004 primarily as a result of the following restatement adjustments:

•                  an increase of $1.1 million to record compensation expense for stock options issued as variable awards.  In April 2004, the Company changed its policy to allow participants to exercise their stock options using the cashless method.  Under APB 25, a fixed stock option plan that permits the use of a cashless exercise becomes variable if a pattern of exercising stock options using the cashless method is demonstrated..

•                  an increase of $0.4 million to reflect compensation as a result of the modification of the provisions of stock options for two employees who terminated their employment with the Company but who continued to serve on the Company’s Board of Directors.

•                  an increase of $1.4 million to reflect compensation expense under the Participation Plan

(53)                          Depreciation expense for the nine months ended September 30, 2004 were decreased by $1.7 million primarily as a result of the following restatement adjustments:

•                  a decrease of $1.4 million to reclassify amortization of intangible assets to a separate line item on the consolidated income statement.

•                  a decrease of $0.3 million for the reversal of depreciation expense previously recorded on the Blackhawk pipeline.

(54)                          Amortization of intangible assets for the nine months ended September 30, 2004 were increased by $1.5 million primarily as a result of the following restatement adjustments:

•                  an increase of $1.4 million to reclassify amortization of intangible assets from depreciation expense to a separate line item on the consolidated income statement.

•                  an increase of $0.1 million to record amortization of a customer contract that was acquired with the Blackhawk pipeline.

The accompanying notes are an integral part of these consolidated financial statements.

(55)                          Accretion expense increased by $0.01 million to record accretion expense attributed to our East Texas segment asset retirement obligation.

(56)                          Interest expense decreased by $4.2 million for the nine months ended September 30, 2004 primarily as a result of the following restatement adjustments:

•                  a decrease of $3.7 million to reclassify amortization of deferred financing costs to a separate line item on the consolidated income statement.

•                  a decrease of $0.1 million to restate the settlement of a commodity hedge from interest expense to revenue.

•                  a decrease of $0.4 million to capitalize of interest expense on major construction projects in-progress.

(57)                          Amortization of deferred financing costs increased $3.7 million as a result of reclassifying the amortization of deferred financing costs from interest expense to a separate line item on the consolidated income statement.

(58)                          Dividend income increased by $0.2 million as a result of recording dividends received on marketable securities as dividend income.  Previously, the dividends were improperly recorded as a reduction of the carrying value of marketable securities.

(59)                          Other income decreased by $0.04 million to reflect an additional adjustment relating to the financing lease adjustment for the Blackhawk pipeline.

(60)                          The benefit for income taxes was decreased by $1.6 million to reflect the tax effect of the restatement adjustments.

(61)                          Non-controlling interest in consolidated subsidiary was increased by $0.7 million to reflect the impact of the portion of the restatement adjustments attributable to the non-controlling interest in MarkWest Energy Partners and to eliminate the effect of the subordinated units and general partner interests owned by employees and directors under the Participation Plan, which were previously accounted for as non-controlling interests.  The Participation Plan is now accounted for as a compensatory arrangement and as a result the Company records a separate liability for the fair value of the subordinated units and general partner interests held by participants in the Plan.

Nine months ended September 30, 2003 Income Statement

(62)                          Revenues increased by $1.4 million to reclassify gas revenues from discontinued operations to continuing operations.  The Company retained its interests in three wells in Michigan, which it originally intended to dispose of in connection with the discontinuance of its exploration and production business.

(63)                          Facility expenses increased by $0.8 million to reclassify expenses related to the retained exploration and production operations from discontinued operations to continuing operations.

(64)                          Selling, general and administrative expense increased by $0.6 million to reflect compensation expense under the Participation Plan.

(65)                          Depreciation expense increased by $0.4 million to reclassify expenses related to the retained exploration and production operations from discontinued operations to continuing operations.

(66)                          Interest expense decreased by $1.3 million and amortization of deferred financing costs increased by a corresponding amount as a result of reclassifying amortization of deferred financing costs to a separate line item on the consolidated income statement.

The accompanying notes are an integral part of these consolidated financial statements.

(67)                          Gain on sale to related party was decreased by $0.2 million to eliminate a gain improperly recognized on the sale of subordinated partnership units and interests in the Partnership’s general partner to certain employees and directors.   The Participation Plan has now been accounted for as a compensatory arrangement.

(68)                          The benefit for income taxes was increased by $0.2 million to reflect the tax effect of the restatement adjustments.

(69)                          Non-controlling interest in consolidated subsidiary was increased by $0.2 million to reflect the impact of the portion of the restatement adjustments attributable to the non-controlling interest in MarkWest Energy Partners and to eliminate the effect of the subordinated units and general partner interests owned by employees and directors under the Participation Plan, which were previously accounted for as non-controlling interests.   The Participation Plan is now accounted for as a compensatory arrangement and as a result the Company records a separate liability for the fair value of the subordinated units and general partner interests held by participants in the Plan.

(70)                          Income from discontinued exploration and production operations (net of income tax provision of $0.6 million) was decreased by $0.2 million to reclassify income related to the retained exploration and production operations from discontinued operations to continued operations.

Nine months ended September 30, 2004 Cash Flow Statement

(71)                          Net cash provided by operating activities decreased by $1.9 million, after an adjustment to cash of $0.6 million, to adjust obligations for construction projects in process, to reflect a portion of amounts received under the lease for the Blackhawk pipeline as payments on the financing lease receivable, to reflect the capitalization of interest expense, to record repair expense improperly capitalized as property, plant and equipment, to reclassify the contribution of treasury shares to the 401(k) benefit plan from financing activities to operating activities, to reflect dividends received as income, to reflect the repurchase and proceeds from the sale of membership interests in the Partnership’s general partner and subordinated units in the Partnership from a related party as an operating activity and to reflect distributions paid under the Participation Plan as an operating activity.  Cash was adjusted by $0.6 million primarily as a result of reclassifying amounts recorded for the purchase of property, plant and equipment of $0.2 million, intangible assets of $0.5 million and accrued property tax of $0.1 million relating to the East Texas acquisition from cash to those respective accounts.

(72)                          Net cash used in investing activities decreased by $1.1 million to reflect proceeds from the sale of membership interests in the Partnership’s general partner and subordinated units in the Partnership from a related party as an operating activity, to adjust obligations for construction projects in process, to reflect a portion of amounts received under the lease for the Blackhawk pipeline as payments on the financing lease receivable, to record repair expense improperly capitalized as property, plant and equipment and to reflect dividends received on marketable securities as income.

(73)                          Net cash used in financing activities decreased by $0.2 million to reflect the repurchase of membership interests in the Partnership’s general partner and subordinated units in the Partnership from a related party as an operating activity, to reclassify the contribution of treasury shares to the 401(k) benefit plan from financing activities to operating activities and to reflect distributions paid under the Participation Plan as an operating activity.

The accompanying notes are an integral part of these consolidated financial statements.

Nine months ended September 30, 2003 Cash Flow Statement

(74)                          Net cash provided by operating activities increased by $0.3 million to reflect proceeds from the sale of membership interests in the Partnership’s general partner and subordinated units in the Partnership from a related party as an operating activity, to reclassify the contribution of treasury shares to the 401(k) benefit plan from financing activities to operating activities and to reflect distributions paid under the Participation Plan as an operating activity.

(75)                          Net cash used in investing activities increased by $0.2 million to reflect proceeds from the sale of membership interests in the Partnership’s general partner and subordinated units in the Partnership from a related party as an operating activity.

(76)                          Net cash provided by financing activities decreased by $0.1 million to reclassify the contribution of treasury shares to the 401(k) benefit plan from financing activities to operating activities and to reflect distributions paid under the Participation Plan as an operating activity.

(77)                          Cash paid for interest, under supplemental cash flow information, was increased by $0.3 million to properly state cash paid for interest.

The accompanying notes are an integral part of these consolidated financial statements.

Item 2.   Management’s Discussion and Analysis of Financial Condition and Results of Operations

On April 11, 2005, management, after discussion with the Audit Committee of our Board of Directors, determined that previously issued financial statements for the years ended December 31, 2002 and 2003 and for each of the first three quarters of 2003 and 2004 should be restated to reflect compensation expense attributable to the sale of subordinated Partnership units and interests in the Partnership’s general partner to certain employees and directors of the Company that occurred during 2002, 2003 and 2004.  In addition, certain other restatement adjustments have also been recorded to correct other errors in the consolidated financial statements, including adjustments to accruals for revenue and purchased product costs, adjustments for costs improperly capitalized as property, plant and equipment, adjustments to record capitalized interest on major construction projects in-process, adjustments to record as a financing lease a lease agreement previously entered into by an acquired business, an adjustment to record natural gas inventory at cost, an adjustment to reflect separately restricted marketable securities, adjustments for dividends received on marketable securities improperly recorded as a reduction in the carrying value of marketable securities, adjustment to reverse transactions improperly recorded as a derivative transaction with hedge accounting treatment and adjustments to accrued property taxes.  Adjustments were also made to record compensation expense as a result of the modification of the provisions of certain stock options for two officers who terminated their employment with the Company but who continued to serve on its Board of Directors.  Compensation expense was also recorded for stock options issued as variable awards.  In April 2004, the Company changed its policy to allow participants to exercise their stock options using the cashless exercise method.  Under APB 25, Accounting for Stock Issued to Employees, a fixed stock option plan that permits the use of a cashless exercise becomes variable if a pattern of exercising stock options using the cashless method is demonstrated.  Additionally, the Company made an adjustment to reclassify a portion of dividends paid during the nine months ended September 30, 2004 from retained earnings to additional paid in capital for the amount of the dividends distributed in excess of accumulated earnings.

Cash was also adjusted primarily as a result of reclassifying amounts recorded for the purchase of property, plant and equipment, intangible assets and accrued property tax relating to an acquisition, from cash to those respective accounts.  Initially, the purchase of those assets were recorded to a cash clearing account until the purchase price was settled in the fourth quarter of 2004.  In addition, on October 28, 2004, the Company’s Board of Directors declared a stock dividend of one share of MarkWest Hydrocarbon’s common stock for each ten shares owned by stockholders.  The stock dividend was paid on November 19, 2004. Common stock information in the Form 10Q/A has been adjusted to give retroactive effect to stock dividend paid. Other less significant adjustments and reclassifications were identified and recorded in conjunction with the restatement process.

Refer to Note 16, Restatement and Reclassifications of Consolidated Financial Statements, to the Consolidated Financial Statements in Part 1, Item 1 of this Form 10-Q/A for further information regarding the restatement of our previously issued financial statements.

Management Overview of the Three and Nine Months Ended September 30, 2004

We reported a net loss for the three months ended September 30, 2004 of $2.0 million, or $0.18 per diluted share, compared to a net loss of $7.0 million, or $0.68 per diluted share, for the third quarter of 2003.  For the nine months ended September 30, 2004, we reported a net loss of $7.6 million, or $0.71 per diluted share, compared to net income of $1.6 million, or $0.15 per diluted share, for the nine months ended September 30, 2003.

We reported a net loss from continuing operations of $2.0 million, or $0.18 per diluted share, for the three months ended September 30, 2004, compared to a net loss from continuing operations of $6.4 million, or $0.62 per diluted share, for the third quarter of 2003.  For the nine months ended September 30, 2004, we reported a net loss from continuing operations of $7.6 million, or $0.71 per diluted share, compared to a net loss from continuing operations of $15.9million, or $1.54 per diluted share, for the corresponding nine months of 2003.

The improved results for the third quarter of 2004 as compared to the corresponding quarter of 2003 was attributed to the impact of better NGL product margins, the non-recurrence of approximately $1.7 million of crude oil hedging losses and higher NGL product sales volumes.  Other matters benefiting third quarter results included an

The accompanying notes are an integral part of these consolidated financial statements.

approximate $0.8 million in other income from the sale of the rights to a former Enron receivable that had been previously written-off.

The improved net income from continuing operations for the first nine months of 2004 as compared to the corresponding period of 2003 was also attributed to the factors impacting the third quarter comparisons.  Approximately $8.7 million of the change was attributable to a reduction in our crude oil hedging losses.  The remainder of the change was primarily due to better NGL product margins and due to acquisitions made by MarkWest Energy Partners, late in 2003 and in the third quarter of 2004.

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

We are an energy company primarily focused growing the value of our investment in MarkWest Energy Partners, our consolidated subsidiary, and a publicly traded master limited partnership engaged in the gathering, processing and transmission of natural gas, the transportation, fractionation and storage of natural gas liquids (“NGLs”), and the gathering and transportation of crude oil. We also market NGLs and natural gas.  We discontinued our exploration and production activities during 2003.

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

The Company’s operations are classified into two reportable segments:

(1)          Managing MarkWest Entergy — The Company operates MarkWest Energy, a publicly traded limited partnership engaged in the gathering, processing and transmission of natural gas, the transportation, fraction and storage of natural gas liquids, and the gathering and transpiration of crude oil.

(2)          Marketing — The Company sells its equity and third party NGLs, purchases third-party natural gas and sells its equity and third-party natural gas.  Since February 2004, the Company is also engaged in the wholesale marketing of propane.

During 2003, the Company discontinued its exploration and production business segment.

The accompanying notes are an integral part of these consolidated financial statements.

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

Our Contracts

                                                Excluding the revenues and gross margin (defined as revenues less purchased product costs) derived by MarkWest Energy Partners, we generate the majority of our revenues and gross margin from our marketing of NGLs and, to a lesser extent, natural gas.  As compensation for providing processing services to Appalachian producers (we have since outsourced these services to MarkWest Energy Partners as discussed above), we earn a fee and receive title to the NGLs produced.  In return, we are required to replace, in dry natural gas, the Btu value of the NGLs extracted.  This Btu replacement obligation is referred to in the industry as a “keep-whole” arrangement.  In keep-whole arrangements, our principal cost is the replacement of the Btus extracted from the gas stream in the form of NGLs or consumed as fuel during processing with dry gas of an equivalent Btu content.  The spread between the NGL product sales price and the purchase price of natural gas with an equivalent Btu content is called the “frac spread”. Generally, the frac spread and, consequently, the operating margins are favorable under these contracts.  In the event natural gas becomes more expensive on a Btu equivalent basis than NGL products, the cost of keeping the producer “whole” results in operating losses.

At the closing of MarkWest Energy Partners’ initial public offering on May 24, 2002, we outsourced our midstream services to the Partnership. Pursuant to the terms of the operating agreements, we retained all the benefits

The accompanying notes are an integral part of these consolidated financial statements.

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

The accompanying notes are an integral part of these consolidated financial statements.

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

The accompanying notes are an integral part of these consolidated financial statements.

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

The accompanying notes are an integral part of these consolidated financial statements.

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

(8)   We acquired our Arapaho (OK) processing plant in December 2003.

The accompanying notes are an integral part of these consolidated financial statements.

Three Months Ended September 30, 2004 Compared to the Three Months Ended September 30, 2003

	Marketing	MarkWest Energy Partners	Eliminating Entries	Total
	(in thousands)
Three Months Ended September 30, 2004(1):
Revenues	$59,041	$77,842	$(15,372)	$121,511

Purchased product costs	52,564	51,716	(9,071)	95,209
Facility expenses	6,202	8,497	(6,301)	8,398
Depreciation	303	4,207	—	4,510
Amortization of intangible assets	—	1,400	—	1,400
Accretion of asset retirement obligation	—	13	—	13
Total segment operating expenses	59,069	65,833	(15,372)	109,530

Segment operating income (loss)	$(28)	$12,009	$—	$11,981

Three Months Ended September 30, 2003(1):
Revenues	$30,144	$31,412	$(12,837)	$48,719

Purchased product costs	32,294	18,510	(6,283)	44,521
Facility expenses	6,603	5,396	(6,554)	5,445
Depreciation and amortization	445	2,026	—	2,471
Total segment operating expenses	39,342	25,932	(12,837)	52,437

Segment operating income (loss)	$(9,198)	$5,480	$—	$(3,718)

	Three Months Ended September 30,
	2004 (1)	2003 (1)
	(in thousands)
Segment operating income (loss)	$11,981	$(3,718)
Selling, general and administrative	(7,252)	(3,707)
Loss on sale of terminals	—	(55)
Interest expense, net	(3,559)	(658)
Amortization of deferred financing costs	(3,120)	(457)
Dividend income	86	—
Other income	553	31
Loss from continuing operations before non-controlling interest in net income of consolidated subsidiary and income taxes	$(1,311)	$(8,564)

(1)  As Restated.  See Note 16, Restatement and Reclassifications of Consolidated Financial Statements, to Notes to the Consolidated Financial Statements.

Marketing. Our marketing segment operating loss was $0.03 million for the three months ended September 30, 2004, compared to a loss of $9.2 million for the three months ended September 30, 2003, a change of $9.2 million. The increase is primarily due to higher NGL product sales prices and volumes.

MarkWest Energy Partners. Segment operating income from MarkWest Energy Partners was $12.0 million for the three months ended September 30, 2004, compared to $5.5 million for the three months ended September 30, 2003, an increase of $6.5 million, or 118%. The increase is primarily attributable to the Partnership’s late 2003 and 2004 acquisitions, which contributed $7.3million to operating income.  This was offset in part by an increase of $0.7 million in depreciation expense primarily as a result of accelerating the depreciation of our Michigan gathering pipeline and processing plant by reducing the estimated useful lives of the related assets from twenty years to fifteen years to more closely match expected lives of reserves behind our facilities.

The accompanying notes are an integral part of these consolidated financial statements.

Selling, general and administrative expenses. Selling, general and administrative expenses were $7.3 million for the three months ended September 30, 2004, compared to $3.7 million for the three months ended September 30, 2003, an increase of $3.6 million, or 97%.  The increase is attributable to additional administrative costs associated with the growth of MarkWest Energy Partners compensation expense associated with the Participation Plan, compensation expense associated with stock options, Sarbanes Oxley compliance expenses, bonus and profit sharing (a bonus was not accrued during the three months ended September 30, 2003) and increases in franchise taxes and insurance.

Interest expense, net.  Interest expense, net was $3.6 million for the three months ended September 30, 2004, compared to $0.7 million for the three months ended September 30, 2003, an increase of $2.9 million, or 414%. The increase was principally attributable to amortization and write off of deferred financing costs from the amendment and restatement of our credit facility in July 2004.  In addition, interest expense increased due to greater debt levels resulting from the financing of our late 2003 and 2004 acquisitions and an increase in our average interest rate.

Loss from discontinued operations. Loss from discontinued operations was $0.7 million for the three months ended September 30, 2003. The amounts recorded for discontinued operations were a result of the sale of substantially all of our U.S. exploration and production business near the end of the second quarter of 2003.

Nine Months Ended September 30, 2004 Compared to the Nine Months Ended September 30, 2003

	Marketing	MarkWest Energy Partners	Eliminating Entries	Total
	(in thousands)
Nine Months Ended September 30, 2004(1):
Revenues	$140,718	$207,326	$(43,809)	$304,235

Purchased product costs	124,036	148,940	(25,016)	247,960
Facility expenses	18,139	21,113	(18,793)	20,459
Depreciation	1,042	10,653	—	11,695
Amortization of intangible assets	—	1,468	—	1,468
Accretion of asset retirement obligation	—	13	—	13
Total segment operating expenses	143,217	182,187	(43,809)	281,595

Segment operating income (loss)	$(2,499)	$25,139	$—	$22,640

Nine Months Ended September 30, 2003(1):
Revenues	$106,208	$78,741	$(36,758)	$148,191

Purchased product costs	108,089	45,325	(18,533)	134,881
Facility expenses	18,075	14,900	(18,225)	14,750
Depreciation	940	5,231	—	6,171
Total segment operating expenses	127,104	65,456	(36,758)	155,802

Segment operating income (loss)	$(20,896)	$13,285	$—	$(7,611)

The accompanying notes are an integral part of these consolidated financial statements.

	Nine Months Ended September 30,
	2004 (1)	2003 (1)
	(in thousands)
Segment operating income (loss)	$22,640	$(7,611)
Selling, general and administrative	(17,637)	(10,097)
Loss on sale of terminals	—	(55)
Interest expense, net	(5,256)	(2,906)
Amortization of deferred financing costs	(3,734)	(1,270)
Dividend income	169	—
Other income	547	15
Loss from continuing operations before non-controlling interest in net income of consolidated subsidiary and income taxes	$(3,271)	$(21,924)

(1)  As Restated.  See Note 16, Restatement and Reclassifications of Consolidated Financial Statements, to Notes to the Consolidated Financial Statements.

Marketing. Our marketing segment operating loss was $2.5 million for the nine months ended September 30, 2004, compared to a loss of $20.9 million for the nine months ended September 30, 2003, a decrease of $18.4 million, or 88%. Approximately $6.5 million of the change was attributable to a reduction in our hedging losses.  The remainder of the change is primarily attributable to higher NGL product sales prices and volumes.

MarkWest Energy Partners. Segment operating income from MarkWest Energy Partners was $25.1 million for the nine months ended September 30, 2004, compared to $13.3 million for the nine months ended September 30, 2003, an increase of $11.8 million, or 89%. The increase is primarily attributable to the Partnership’s late 2003 and 2004 acquisitions, which contributed $13.1million to operating income. This was offset by an increase in depreciation expense primarily as a result of accelerating the depreciation of our Michigan gathering pipeline and processing plant by reducing the estimated useful lives of the related assets from twenty years to fifteen years to more closely match expected lives of reserves behind our facilities.

Selling, general and administrative expenses. Selling, general and administrative expenses were $17.6 million for the nine months ended September 30, 2004, compared to $10.1 million for the nine months ended September 30, 2003, an increase of $7.5 million, or 74%.  The increase is attributable to several factors, including additional administrative costs associated with the growth of MarkWest Energy Partners, through its 2003 and 2004 acquisitions, costs associated with the growth of MarkWest Energy Partners compensation expense associated with the Participation Plan, compensation expense associated with stock options, Sarbanes Oxley compliance expenses, bonus and profit sharing (bonus was not accrued during the nine months ended September 30, 2003) and increases in franchise taxes and insurance.

Interest expense, net.  Interest expense, net was $5.3 million for the nine months ended September 30, 2004, compared to $2.9 million for the nine months ended September 30, 2003, an increase of $2.4 million, or 83%. The increase was primarily attributable to amortization and write off of deferred financing costs from the amendment and restatement of our credit facility in July 2004.  In addition interest expense increased due to heightened debt levels resulting from the financing of our late 2003 and 2004 acquisitions and an increase in our average interest rate.

Income from discontinued operations. Income from discontinued operations was $17.7 million, net of tax, for the nine months ended September 30, 2003. The amounts recorded for discontinued operations were a result of the sale of substantially all of our U.S. exploration and production business near the end the second quarter of 2003.

The accompanying notes are an integral part of these consolidated financial statements.

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

The accompanying notes are an integral part of these consolidated financial statements.

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

In October 2004, the Partnership’s credit facility was amended and restated, decreasing the maximum lending limit from $315.0 million to $200.0 million and increasing the term of the facility to five years.  The credit facility includes a revolving facility of $200.0 million with the potential to increase the maximum lending limit to

The accompanying notes are an integral part of these consolidated financial statements.

$300.0 million.  The credit facility is guaranteed by the Partnership and all of its present and future subsidiaries and is collateralized by substantially all of its existing and future assets and those of its subsidiaries, including stock and other equity interests.  The borrowing under the credit facility will bear interest at a variable interest rate based on one of two indices that include either (i) LIBOR plus an applicable margin, which is fixed at a rate of 2.75% for the first two quarters following the closing of the credit facility or (ii) Base Rate (as defined for any day, a fluctuating rate per annum equal to the higher of (a) the Federal Funds Rate plus ½ of 1% and (b) the rate of interest in effect for such day as publicly announced from time to time by the Administrative Agent of the debt as its “prime rate”) plus an applicable margin, which shall be fixed at a rate of 2% for the first two quarters following the closing of the credit facility.  After that period, the applicable margin will be adjusted quarterly based on the Partnership’s ratio of funded debt to EBITDA (as defined in the credit agreement).  The Partnership is also required to pay a commitment fee equal to the applicable rate (as defined in the credit agreement) times the actual daily amount by which the aggregate revolver commitments exceed the sum of (i) the outstanding amount of revolver loans plus (ii) the outstanding amount of letters of credit obligations.  The commitment fee is due and payable quarterly in arrears on the last business day of each March, June, September and December.

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

The accompanying notes are an integral part of these consolidated financial statements.

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

Total Contractual cash obligations

A summary of our total contractual cash obligations as of September 30, 2004, is as follows (in thousands):

Type of Obligation	Total Obligation	Due in 2004-2005	Due in 2006-2007	Thereafter
Operating Leases	$14,050	$5,600	$4,448	$4,002
Debt	197,500	—	—	197,500
Total	$211,550	$5,600	$4,448	$201,502

Cash Flows

	Nine Months Ended September 30,
	2004(1)	2003(1)
	(in thousands)
Net cash provided by operating activities	$15,521	$3,489
Net cash used in investing activities	$(270,930)	$(17,983)
Net cash provided by financing activities	$234,912	$15,553

(1)  As Restated.  See Note 16, Restatement and Reclassifications of Consolidated Financial Statements, to Notes to the Consolidated Financial Statements..

Net cash provided by operating activities for the nine months ended September 30, 2004, increased relative to the same period in the prior year principally due to an increase in accounts payable and accrued liabilities as a result of the 2003 and 2004 acquisitions.

Net cash used in investing activities for the nine months ended September 30, 2004, increased relative to the same period in the prior year primarily due to the Partnership’s acquisition of the East Texas System in July 2004 for $240.6 million.  Additionally, we invested $11.9 million in marketable securities.

Net cash provided by financing activities for the nine months ended September 30, 2004, was primarily attributable to equity financings and borrowings under our Partnership’s credit facility.  In January 2004, the Partnership completed a secondary public offering generating net proceeds of $44.9 million in 2004.  The proceeds were used to pay down the outstanding debt.  The Partnership also amended and restated its credit facility in July 2004 to increase its total borrowing capacity to $315.0 million.  MarkWest Energy Partners borrowed $200.8 million under this credit facility to partially finance its East Texas System acquisition.  In July 2004, the Partnership completed a private placement of 1,304,438 of common units to a group of institutional investors, generating total net proceeds of $44.9 million.  These funds were also used to partially finance the East Texas System acquisition.  In addition, the Partnership raised net proceeds of $97.8 million through a public offering of 2,323,609 common units in September 2004.  Proceeds from this offering were used to reduce our outstanding indebtedness.  Additionally, we paid dividends of $5.3 million and MarkWest Energy Partners paid distributions to its unitholders of $9.4 million.

The accompanying notes are an integral part of these consolidated financial statements.

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

The accompanying notes are an integral part of these consolidated financial statements.

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

The Michigan Crude Pipeline is not currently subject to the jurisdiction of the FERC.  If a shipper sought to challenge the jurisdictional status of this pipeline, however, FERC could determine that transportation on this pipeline is within its jurisdiction under the Interstate Commerce Act, thereby requiring the Partnership to file a tariff and cost-based rates for such transportation with FERC.  While no shipper has filed a formal complaint, one shipper on the Michigan Crude Pipeline has contacted FERC about the transportation rates and question the jurisdictional status of the pipeline.  FERC requested that MarkWest Energy Partners and the shipper resolve the dispute.  If the Partnership is unable to successfully resolve this dispute or any future dispute over the jurisdictional status of the Michigan Crude Pipeline, it could become subject to FERC regulation, and the cost of compliance with that

The accompanying notes are an integral part of these consolidated financial statements.

regulation could adversely affect our profitability.

The accompanying notes are an integral part of these consolidated financial statements.

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

The accompanying notes are an integral part of these consolidated financial statements.

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

The NGL and natural gas swaps are not designed as hedges.  As a result, changes in the fair value of the NGL and natural gas swaps are reflected currently in earnings.

MarkWest Energy Partners

The Partnership hedges its natural gas price risk in Texas (part of our Pinnacle acquisition) by entering into fixed-for-float price swaps or buying puts.  As of September 30, 2004, the Partnership hedged its Texas natural gas price risk via swaps as follows:

	Year Ending December 31,
	2004	2005

MMBtu	30,500	182,500
$/MMBtu	$4.57	$4.26

The accompanying notes are an integral part of these consolidated financial statements.

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

The accompanying notes are an integral part of these consolidated financial statements.

Item 4. Controls and Procedures

Overview

This Form 10-Q/A reflects adjustments to the consolidated financial report for the third quarter of each of the years 2003 and 2004.  Please refer to Note 16, Restatement and Reclassifications of Consolidated Financial Statements, to the consolidated financial statements for further information.

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

In addition, certain other restatement adjustments have also been recorded to correct other errors in the financial statements for the first three quarters of 2004, including adjustments to accruals for revenue and purchased product costs, adjustments for cost improperly capitalized as property and equipment, adjustments to properly record capitalized interest on major construction projects in process, adjustments to record as a financing lease, a lease agreement previously entered into by an acquired business, an adjustment to reflect separately restricted marketable securities, adjustments for dividends received on marketable securities improperly recorded as a reduction in the carrying value of marketable securities, an adjustment to reverse transactions improperly recorded as a derivative transaction with hedge accounting treatment and adjustments to accrued property taxes. Adjustments were also made to record compensation as a result of the modification of the provisions of certain stock options for two officers who terminated their employment with the Company but who continued to serve on its Board of Directors.  Compensation expense was also recorded for stock options issued as variable awards.  In April 2004, the Company changed its policy to allow participants to exercise their stock options using the cashless exercise method.  Under APB 25, Accounting for Stock Issued to Employees, a fixed stock option plan that permits the use of a cashless exercise becomes variable if a pattern of exercising stock options using the cashless method is demonstrated.  Additionally, the Company made an adjustment to reclassify a portion of dividends paid during the nine months ended September 30, 2004 from retained earnings to additional paid in capital for the amount of dividends distributed in excess of accumulated earnings.   Cash was also adjusted primarily as a result of reclassifying amounts recorded for the purchase of property, plant and equipment, intangible assets and accrued property tax relating to an acquisition from cash to those respective accounts.  Initially, the purchase of those assets was recorded to a cash clearing account until the purchase price was settled in the fourth quarter of 2004.  Other less significant adjustments and reclassifications were identified and recorded in conjunction with the restatement process.  In addition, on October 28, 2004, the Company’s Board of Directors declared a stock dividend of one share of MarkWest Hydrocarbon’s common stock for each ten shares owned by stockholders.  The stock dividend was paid on November 19, 2004 to the stockholders of record as of the close of business on November 9, 2004.  Stock information has been adjusted to give retroactive effect to stock dividends paid.  The Company is filing contemporaneously with this Form 10-Q/A for the quarterly period ended September 30, 2004, its Annual Report on Form 10-K for the year ended December 31, 2004, which includes restated financial statements for the years ended December 31, 2002 and 2003.  The Company is also filing contemporaneously with this Form 10-Q/A, its quarterly reports on Form 10-Q/A for the quarterly periods ending March 31, 2004 and June 30, 2004.

Disclosure Controls and Procedures

In connection with the preparation of this quarterly report on Form 10-Q as amended by this Form 10-Q/A, our senior management, with participation of our Chief Executive Officer, Chief Financial Officer and Chief Accounting Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2004.  Based upon that evaluation, our Chief Executive Officer, Chief Financial Officer and Chief Accounting Officer concluded that our disclosure controls and procedures were ineffective, as of September 30, 2004, to provide reasonable assurance that information required to be disclosed by us in reports that we file or submit under the Security Exchange Act of 1934 (the “Act”), is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms and to ensure that information required to be disclosed by us in the reports that we file under the Act is accumulated and communicated to management, including our

The accompanying notes are an integral part of these consolidated financial statements.

certifying officers, as appropriate, to allow timely decisions regarding required disclosures.  Through the date of the filing of this Form 10-Q/A, we have adopted certain measures to address the deficiencies in our internal controls that existed on September 30, 2004 and have applied compensating procedures and processes as necessary to ensure the reliability of our financial reporting. We believe that this quarterly report on Form 10-Q as amended by this Form 10-Q/A properly reports all information required to be included in such report.

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

The accompanying notes are an integral part of these consolidated financial statements.

PART II—OTHER INFORMATION

Item 1.  Legal Proceedings

Reference is made to Note 13 of our Consolidated Financial Statements in Part I, Item 1, of this Form 10-Q/A (Amendment No. 1), which is incorporated herein by reference.

Item 6.  Exhibits

2.1	(1)

Asset Purchase and Sale Agreement and addendum, thereto, dated as of July 1, 2004 by and between American Central Eastern Texas Gas Company Limited Partnership, ACGC Gathering Company, L.L.C. and MarkWest Energy East Texas Gas Company’s L.P.

4.1	(1)

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

4.2	(1)

Registration Rights Agreement dated as of July 29, 2004 among MarkWest Energy Partners, L.P., and each of Kayne Anderson Energy Fund II, L.P., Kayne Anderson Capital Income Fund, LTD., Kayne Anderson Income Partners, L.P., HFR RV Performance Master Trust, Tortoise Energy Infrastructure Corporation and Energy Income and Growth Fund.

31.1		Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2		Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.3		Certification of the Chief Accounting Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1		Certification of the Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2		Certification of the Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.3		Certification of the Chief Accounting Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.1	(1)

Second Amended and Restated Credit Agreement dated as of July 30, 2004 among MarkWest Energy Operating Company, L.L.C., as Borrower, MarkWest Energy Partners, L.P., as Guarantor, Royal Bank of Canada, as Administrative Agent, Fortis Capital Corp., as Syndication Agent, Bank One, NA, as Documentation Agent and Societe Generale, as Documentation Agent to the $315,000,000 Senior Credit Facility.

99.2	(1)

First Amendment to the Second Amended and Restated Credit Agreement dated as of August 20, 2004, among MarkWest Energy Operating Company, L.L.C., as Borrower, MarkWest Energy Partners, L.P., as Guarantor, Royal Bank of Canada, as Administrative Agent, Fortis Capital Corp., as Syndication Agent, Bank One, NA, as Documentation Agent and Societe Generale, as Documentation Agent.

The accompanying notes are an integral part of these consolidated financial statements.

99.3	(2)	Firm Gas Processing Agreement (Dwale) entered into on September 23, 2004 between Equitable Production Company and MarkWest Hydrocarbon, Inc.

99.4	(2)	Sale and Purchase of Natural Gas Agreement entered into on September 23, 2004 between Equitable Production Company and MarkWest Hydrocarbon, Inc.

99.5	(2)	Netting, Financial Responsibility and Security Agreement entered into on September 23, 2004 between Equitable Production Company and MarkWest Hydrocarbon, Inc.

(1)  Filed as an exhibit to the Registrants’ Form 8-K/A dated July 30, 2004 and filed on October 12, 2004.

(2)  Portions of the agreement have been redacted, as we will request confidential treatment from the Securities and Exchange Commission.

The accompanying notes are an integral part of these consolidated financial statements.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, MarkWest Hydrocarbon, as registrant, has duly caused this report to be signed on its behalf by the undersigned, thereunto authorized.

MarkWest Hydrocarbon, Inc.
(Registrant)

Date: October 20, 2005	/s/ James G. Ivey
James G. Ivey
Chief Financial Officer

The accompanying notes are an integral part of these consolidated financial statements.

Exhibit Number		Exhibit Index

2.	1(1)

Asset Purchase and Sale Agreement and addendum, thereto, dated as of July 1, 2004 by and between American Central Eastern Texas Gas Company Limited Partnership, ACGC Gathering Company, L.L.C. and MarkWest Energy East Texas Gas Company’s L.P.

4.	1(1)

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

4.2	(1)

Registration Rights Agreement dated as of July 29, 2004 among MarkWest Energy Partners, L.P., and each of Kayne Anderson Energy Fund II, L.P., Kayne Anderson Capital Income Fund, LTD., Kayne Anderson Income Partners, L.P., HFR RV Performance Master Trust, Tortoise Energy Infrastructure Corporation and Energy Income and Growth Fund.

31.	1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.	2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.	3	Certification of the Chief Accounting Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.	1	Certification of the Chief Executive Officer pursuant to 18 U.S. C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.	2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.	3	Certification of the Chief Accounting Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.	1(1)

Second Amended and Restated Credit Agreement dated as of July 30, 2004 among MarkWest Energy Operating Company, L.L.C., as Borrower, MarkWest Energy Partners, L.P., as Guarantor, Royal Bank of Canada, as Administrative Agent, Fortis Capital Corp., as Syndication Agent, Bank One, NA, as Documentation Agent and Societe Generale, as Documentation Agent to the $315,000,000 Senior Credit Facility.

99.	2(1)

First Amendment to the Second Amended and Restated Credit Agreement dated as of August 20, 2004, among MarkWest Energy Operating Company, L.L.C., as Borrower, MarkWest Energy Partners, L.P., as Guarantor, Royal Bank of Canada, as Administrative Agent, Fortis Capital Corp., as Syndication Agent, Bank One, NA, as Documentation Agent and Societe Generale, as Documentation Agent.

99.	3(2)	Firm Gas Processing Agreement (Dwale) entered into on September 23, 2004 between Equitable Production Company and MarkWest Hydrocarbon, Inc.

99.	4(2)	Sale and Purchase of Natural Gas Agreement entered into on September 23, 2004 between Equitable Production Company and MarkWest Hydrocarbon, Inc.

The accompanying notes are an integral part of these consolidated financial statements.

99.	5(2)	Netting, Financial Responsibility and Security Agreement entered into on September 23, 2004 between Equitable Production Company and MarkWest Hydrocarbon, Inc.

(1)   Filed as an exhibit to the Registrants’ Form 8-K/A dated July 30, 2004 and filed on October 12, 2004.

(2)   Portions of the agreement have been redacted, as we will request confidential treatment from the Securities and Exchange Commission.

The accompanying notes are an integral part of these consolidated financial statements.