Form 10-K
period 2004-12-31
MARKWEST HYDROCARBON INC
filed 2005-10-21
CIK 1019756

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒           Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

for the fiscal year ended December 31, 2004.

☐           Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

for the transition period from                      to                         .

Commission File Number 1-14841

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☐  No  ☒

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act).  Yes ☐ No ☒

The aggregate market value of voting common stock held by non-affiliates of the registrant on June 30, 2004 was approximately $60.4 million.

The number of shares outstanding of the registrant’s common stock (excluding treasury stock) as of September 9, 2005, was 10,794,729.

DOCUMENTS INCORPORATED BY REFERENCE

None.

MarkWest Hydrocarbon, Inc.

Form 10-K

Table of Contents

PART I
Items 1. and 2.	Business and Properties
Item 3.	Legal Proceedings
Item 4.	Submission of Matters to a Vote of Security Holders

PART II
Item 5.	Market for the Registrant’s Common Equity and Related Stockholder Matters
Item 6.	Selected Financial Data
Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
Item 7A.	Quantitative and Qualitative Disclosures About Market Risk
Item 8.	Financial Statements and Supplementary Data
Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
Item 9A.	Controls and Procedures
Item 9B.	Other Information

PART III
Item 10.	Directors and Executive Officers of the Registrant
Item 11.	Executive Compensation
Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
Item 13.	Certain Relationships and Related Transactions
Item 14.	Principal Accountant Fees and Expenses

PART IV
Item 15.	Exhibits and Financial Statement Schedules

In this document, unless the context requires otherwise, references to “we,” “ us,” “our,” “MarkWest Hydrocarbon” or the “Company” are intended to mean MarkWest Hydrocarbon, Inc., and its consolidated subsidiaries.

Glossary of Terms

In addition, the following is a list of certain acronyms and terms used throughout the document:

Bbls	barrels
Bbl/d	barrels per day
Bcf	one billion cubic feet of natural gas
Btu	one British thermal unit, an energy measurement
Gal/d	gallons per day
Gross Margin	revenues less purchased product costs
MBbl	one thousand barrels
Mcf	one thousand cubic feet of natural gas
Mcfe	one thousand cubic feet of natural gas equivalent (1)
Mcf/d	one thousand cubic feet of natural gas per day
Mcfe/d	one thousand cubic feet of natural gas equivalent per day
MMBtu	one million British thermal units, an energy measurement
MMcf	one million cubic feet of natural gas
MMcfe	one million cubic feet of natural gas equivalent
MMcf/d	one million cubic feet of natural gas per day
NGLs	natural gas liquids, such as propane, butanes and natural gasoline
NA	not applicable
Tcf	one trillion cubic feet of natural gas

(1) One barrel of oil or NGLs is the energy equivalent of six Mcf of natural gas.

Explanatory Note

We have determined that, in certain cases, we did not comply with generally accepted accounting principles in the preparation of our 2002 and 2003 consolidated financial statements and, accordingly, we have restated our 2002 and 2003 annual financial statements in this 2004 Annual Report on Form 10-K.  The Company has also filed Form 10-Q/A’s for the first three quarters of 2004 to restate its quarterly financial statements for 2003 and 2004.

The Company has determined that earlier issued financial statements for the years 2002 and 2003 and the first three quarters of 2003 and 2004 should be restated to reflect compensation expense in our financial statements for the sale of subordinated units of MarkWest Energy Partners, L.P. (the “Partnership” or “MarkWest Energy”) and interests in MarkWest Energy GP, LLC (the “general partner”), the Partnership’s general partner, to certain of our employees and directors from 2002 through 2004 and for an error in accounting for natural gas inventory in the fourth quarter of 2003.  The Company is filing contemporaneously with this Form 10-K, its quarterly reports on Form 10-Q/A for the quarterly periods ended March 31, 2004, June 30, 2004 and September 30, 2004.

As discussed more fully in Note 23, Restatement of Consolidated Financial Statements, to the consolidated financial statements in Item 8 of this Form 10-K, the restatements have been made to account for the sale by the Company of its general partnership interests in the Partnership’s general partner to certain of its employees and directors, and the sale by the Company of its subordinated units of the Partnership to certain employees and directors of the Company as compensatory arrangements pursuant to the guidance in Accounting Principles Board Opinion (“APB”) No. 25, Accounting for Stock Issued to Employee and Emerging Issues Task Force (“EITF”) No. 95-16, Accounting for Stock Compensation Arrangements with Employer Loan Features under APB Opinion No. 25.  This guidance requires the Company to record compensation expense for the difference between the market value of the subordinated Partnership units and the formula value of the general partner interests held by these employees and directors at the end of each reporting period.  These transactions were previously reflected as sales of assets.

The Company has also restated revenue for 2003 by $0.1 million to record natural gas inventory in pipelines at cost.  Previously, the inventory was incorrectly identified as sold with a pipeline imbalance and was recorded at fair value.  In addition, an adjustment of $2.5 million was also made to restate restricted marketable securities from restricted cash.  Finally, the Company adjusted the income tax provision (benefit) for the restatement adjustments.

In addition, on October 28, 2004, the Company’s Board of Directors declared a stock dividend of one share of the Company’s common stock for each ten shares owned by stockholders.  The stock dividend was paid on November 19, 2004 to the stockholders of record as of the close of business on November 9, 2004.  Common stock information in this Form 10-K has been restated to give retroactive effect to the stock dividend paid.

The Company has reclassified certain 2002 and 2003 financial statement components to conform to the 2004 presentation.  The December 31, 2003 balance sheet separately reflects intangible assets, net, and deferred financing costs, net, that were previously aggregated.  The statements of operations for the years ended December 31, 2003 and 2002 separately reflect interest expense and amortization of deferred financing costs that were previously aggregated.

Forward-Looking Information

Statements included in this Annual Report on Form 10-K and documents incorporated by reference to this report that are not historical facts are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities and Exchange Act of 1934, as amended.  We use words such as “may,” “believe,” “estimate,” “expect,” “intend,” “project,” “anticipate,” and similar expressions to identify forward-looking statements.

These forward-looking statements are made based upon management’s expectations, estimates, assumptions and beliefs concerning future events impacting us and therefore involve a number of risks and uncertainties.  We caution that forward-looking statements are not guarantees and that actual results could differ materially from those expressed or implied in the forward-looking statements.  Forward-looking statements include statements relating to, among other things:

•      Our expectations regarding MarkWest Energy Partners, L.P.

•      Our ability to grow MarkWest Energy Partners, L.P.

•      Our ability to amend certain producer contracts.

•      Our expectations regarding natural gas, NGLs product and prices.

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

Important factors that could cause our actual results of operations or our actual financial condition to differ include, but are not necessarily limited to:

•      The availability of raw natural gas supply for our gathering and processing services.

•      The availability of NGLs for our transportation, fractionation and storage services.

•      Prices of NGL products and natural gas, including the effectiveness of any hedging activities.

•      Our ability to negotiate favorable marketing agreements.

•      The risks that third party natural gas exploration and production activities will not occur or be successful.

•      Our dependence on certain significant customers, producers, gatherers, treaters and transporters of natural gas.

•      Competition from other NGL processors, including major energy companies.

•      Our substantial debt and other financial obligations could adversely impact our financial condition.

•      Our ability to successfully integrate our recent or future acquisitions.

•      Our ability to identify and complete grass-roots projects or acquisitions complementary to our business.

•      Changes in general economic conditions in regions in which our products are located.

•      Winter weather conditions.

These factors are not necessarily all of the important factors that could cause actual results to differ materially from those expressed in any of our forward-looking statements.  Other unknown or unpredictable factors could also have material adverse effects on future results.  The Company does not update publicly any forward looking statement whether as a result of new information or future events.  Investors are cautioned not to put undue reliance on forward-looking statements.  You should read Risk Factors included in Item 7 of this Form 10-K for further information.

PART I

ITEMS 1. AND 2.  BUSINESS AND PROPERTIES

General

We are an energy company primarily focused on growing the value of our investment in MarkWest Energy, a publicly-traded limited partnership engaged in the gathering, processing and transmission of natural gas, the transportation, fractionation and storage of natural gas liquids (“NGLs”); and the gathering and transportation of crude oil. We also market NGLs and natural gas.

Our assets consist almost exclusively of partnership interests in MarkWest Energy.  As of December 31, 2004, we owned a 25% interest in the Partnership consisting of the following:

•      2,469,496 subordinated units, representing a 23% limited partner interest in the Partnership; and

•      a 90% ownership interest in MarkWest Energy GP, L.L.C., the general partner of the Partnership, which in turn owns a 2% general partner interest and all of the incentive distribution rights in the Partnership.

We were founded in 1988 as a partnership and later incorporated in Delaware.  We completed our initial public offering in 1996.

Our common stock is traded on the American Stock Exchange under the symbol “MWP”.  Our executive offices are located at 155 Inverness Drive West, Suite 200, Englewood, Colorado 80112-5000.

Overview

Since the formation of the Partnership, we have transformed MarkWest Hydrocarbon into a company focused on increasing shareholder value through our ownership in MarkWest Energy.  Specifically, we discontinued our exploration and production business in 2003 while facilitating the growth of MarkWest Energy through its acquisition of third-party midstream assets.  From 2002 through December 31, 2004, the Partnership completed six acquisitions for an aggregate purchase price of $354.4 million.  These acquisitions included:

•      In July 2004, the Partnership acquired natural gas gathering and processing assets located in east Texas for $240.7 million.  The assets, which we refer to as our East Texas System, consisted of approximately 210 miles of natural gas gathering system pipelines, natural gas gathering system pipelines currently under construction, 15 centralized compressor stations representing 74,000 horsepower of compression and a proposed natural gas processing facility, now under construction.

•      In April 2004, the Partnership acquired a lateral pipeline in Hobbs, New Mexico for approximately $2.3 million.

•      In December 2003, the Partnership acquired an intrastate crude oil pipeline in Michigan for approximately $21.3 million.

•      In December 2003, the Partnership also acquired a 167-mile gathering system, a processing plant and related compression facilities located in Oklahoma for approximately $38.0 million.  The Partnership has since expanded the gathering system to 240 miles of pipeline as of December 31, 2004.

•      In September 2003, the Partnership acquired a 70-mile intrastate gas transmission pipeline near Lubbock, Texas for approximately $12.2 million.

•      In March 2003, the Partnership completed its acquisition of $39.9 million of midstream assets from Pinnacle in the Southwest.  The acquired assets, primarily located in Texas, were comprised of (i) three lateral natural gas pipelines transporting natural gas under firm contracts to power plants and (ii) twenty gathering systems. One of the smaller gathering systems acquired was subsequently disposed of in December 2003 for an insignificant amount and two were sold in 2004 for proceeds of approximately $0.1 million.

Strategy

Our two-part strategy is to increase shareholder value by growing the value of our investment in MarkWest Energy and its cash distributions, and to improve the stability of our operating margins in our marketing business segment.

We believe the primary opportunity to increase shareholder value is tied to our ability to successfully facilitate the growth of MarkWest Energy.  The Partnership’s strategy is to grow its business, increase distributable cash flow to its common unitholders, improve its financial flexibility and increase its ability to access capital to fund its growth.  The Partnership plans to accomplish this by increasing utilization of its facilities, expanding operations through new construction, expanding operations through strategic acquisitions and securing additional long-term fee-based contracts.  If the Partnership is successful in implementing this strategy, we believe the total amount of cash distributions it makes will increase and our share of those distributions will also increase. The Partnership has announced multiple increases in its quarterly distribution since its initial public offering in May 2002. Since that time, the Partnership has increased the quarterly per unit cash distribution on its common and subordinated units by 60%, from $0.50 to $0.80.

Financial Information About Segments

Our business activities are segregated into two segments:

•      Managing MarkWest Energy

•      Marketing of natural gas and NGLs

You should read Note 19 of the accompanying Notes to Consolidated Financial Statements included in Item 8 of this Form 10-K, for financial information about our business segments.

Narrative Description of Business

Our Relationship with MarkWest Energy

We spun off the majority of our then-existing natural gas gathering and processing and NGL transportation, fractionation and storage assets into MarkWest Energy in May 2002, just before the Partnership completed its initial public offering. At the time of its formation and initial public offering, we entered into four contracts with MarkWest Energy whereby MarkWest Energy provides midstream services for us in exchange for a fee. In accordance with generally accepted accounting principles, MarkWest Energy’s financial results are included in our consolidated financial statements.  All intercompany accounts and transactions are eliminated during consolidation. Also at the time of MarkWest Energy’s initial public offering, we entered into an omnibus agreement with MarkWest Energy and related parties that govern potential competition and indemnification obligations among the involved parties.

As a result of the contracts between MarkWest Energy and us mentioned above, we are the Partnership’s largest customer, accounting for 20% and 42% of its revenues, respectively, and 32% and 59% of its gross margin for the year ended December 31, 2004 and 2003, respectively.  If the Partnership includes the results of operations from its 2004 acquisitions for the full year, and not just for the period that it owned the assets, our share would have been reduced to 18% of the Partnership’s pro forma revenue and 27% of its pro forma gross margin for the year ended December 31, 2004.  We expect we will continue to account for less of MarkWest Energy’s business in the future as it continues to acquire assets and increase its customer base or diversify its business.

Through our majority ownership in the Partnership’s general partner, we control and operate MarkWest Energy. Our employees are responsible for conducting the Partnership’s business and operating its assets pursuant to a Services Agreement, which was formalized and made effective January 1, 2004.

Overview of the Industry

The following diagram illustrates the natural gas gathering, processing and fractionation process:

The industry is characterized by regional competition based on the proximity of gathering systems and processing plants to producing natural gas wells.

Natural gas has a widely varying composition, depending on the field, the formation or the reservoir from which it is produced. The principal constituents of natural gas are methane and ethane, though most natural gas also contains varying amounts of heavier components, such as propane, butane, natural gasoline and inert substances that may be removed by any number of processing methods.

Most natural gas produced at the wellhead is not suitable for long-haul pipeline transportation or commercial use and must be gathered, compressed and transported via pipeline to a central processing facility and then processed to remove the heavier hydrocarbon components and other contaminants that would interfere with pipeline transportation or the end use of the gas. Our business includes these necessary services for either a fee or a percentage of the NGLs removed or gas units processed.

The natural gas gathering process begins with the drilling of wells into gas bearing rock formations.  Once a well has been completed, the well is connected to a gathering system.  Gathering systems typically consist of a network of small diameter pipelines and, if necessary, compression systems that collect natural gas from points near producing wells and transport it to larger pipelines for further transmission.

Natural gas processing and treating involves the separation of raw natural gas into pipeline quality natural gas, principally methane, and NGLs, as well as the removal of contaminants. In this process, raw natural gas from the wellhead is gathered at a processing plant, typically located near the production area, where it is dehydrated and treated, then sent through a process from which a mixed NGL stream is recovered.

The removal and separation of individual hydrocarbons by processing is possible because of differences in physical properties, as each component has a distinctive weight, boiling point, vapor pressure and other physical characteristics. Natural gas may also contain water, sulfur compounds, carbon dioxide, nitrogen, helium or other components that may be diluents and contaminants.  Natural gas containing sulfur is referred to in the industry as “sour gas”.

After being separated from natural gas at the processing plant, the mixed NGL stream is typically transported to a centralized facility for fractionation.  Fractionation is the process by which NGLs are further separated into individual, more marketable components, consisting of ethane, propane, normal butane, isobutane and natural gasoline. Fractionation systems typically exist either as an integral part of a gas processing plant or as a “central fractionator”, often located many miles from the primary production and processing facility. A central fractionator may receive mixed streams of NGLs from many processing plants.

Described below are the five basic NGL products and their typical uses:

•         Ethane.  Ethane is used primarily as feedstock in the production of ethylene, one of the basic building blocks for a wide range of plastics and other chemical products.  Ethane is not produced at the Partnership’s Siloam fractionator as there is little petrochemical demand for ethane in Appalachia and, therefore, it remains in the natural gas stream.  Ethane, however, is produced and sold in the Partnership’s East Texas and Oklahoma operations.

•         Propane.  Propane is used for heating fuel, engine fuel, industrial fuel and for agricultural burning and drying and as a petrochemical feedstock for production of ethylene and propylene.  Propane is principally used as a fuel in our operating area.

•         Normal butane.  Normal butane is principally used for gasoline blending, as a fuel gas, either alone or in a mixture with propane, and as a feedstock for the manufacture of ethylene and butadiene, a key ingredient of synthetic rubber.  In Appalachia we sell the majority of our normal butane to a specialty chemical manufacturer.

•         Isobutane.  Isobutane is principally used by refiners to enhance the octane content of motor gasoline and in the production of MTBE, an additive in cleaner burning motor gasoline.

•         Natural gasoline. Natural gasoline is principally used as a motor gasoline blend stock or petrochemical feedstock.

MarkWest Energy’s Assets

The Partnership has five primary geographic areas of operation, three in the Southwest, one in Appalachia and one in Michigan:

•              Southwest

•      East Texas.  On July 30, 2004, the Partnership acquired certain natural gas gathering and processing assets, the East Texas System, located in east Texas from American Central Eastern Texas Gas Company, Limited Partnership.  The East Texas System currently consists of natural gas gathering system pipelines, natural gas gathering system pipelines currently under construction, centralized compressor stations and a natural gas processing facility, also currently under construction.  The East Texas System is located in Panola County and services the Carthage Field, one of Texas’ largest onshore natural gas fields.  Producing formations in Panola County currently consist of the Cotton Valley, Pettit and Travis Peak formations which form one of the largest natural gas producing regions in the United States.  The Carthage Field has approximately 18 Tcf of estimated recoverable reserves and cumulative historical production in excess of 12 Tcf.

•      Oklahoma. The Partnership owns the Foss Lake gathering system and the Arapaho gas processing plant located in the western Oklahoma counties of Roger Mills and Custer, respectively.  The gathering system is comprised of a pipeline system that is connected to natural gas wells and associated compression facilities.  All of the gathered gas is ultimately compressed and delivered to the processing plant.  After processing, all residue gas is delivered to a third party pipeline and all natural gas liquids are sold to one customer.

•      Other Southwest. The Partnership owns 17 natural gas gathering systems located in Texas, Louisiana, Mississippi and New Mexico.  These systems generally service long-lived natural gas basins that continue to experience drilling activity.  The Partnership gathers a significant portion of the gas produced from fields adjacent to its gathering systems.  In many areas, MarkWest Energy is the primary gatherer, and in some of the areas served by its smaller systems the Partnership is the sole gatherer.  In addition, MarkWest Energy owns four lateral pipelines in Texas and New Mexico.

•      Appalachia.  The Partnership is a processor of natural gas in the Appalachian basin with fully integrated processing, fractionation, storage and marketing operations.  The Appalachian basin is a large natural gas producing region characterized by long-lived reserves and modest decline rates.  The Partnership’s Appalachian assets include five natural gas processing plants, a NGL pipeline, a NGL fractionation plant and two caverns storing propane.

•      Michigan.  The Partnership owns the largest intrastate crude oil pipeline in Michigan.  The Partnership refers to this system as the Michigan Crude Pipeline.  MarkWest Energy also owns a natural gas gathering system and a natural gas processing plant in Michigan.

The Partnership’s Southwest Assets

Gathering and Processing Facilities

East Texas

The table below describes the Partnership’s East Texas gathering and processing assets:

				Year Ended December 31, 2004
Facility	Location	Year of Initial Construction	Design Throughput Capacity (Mcf/d)	Natural Gas Throughput (Mcf/d)(1)	Utilization of Design Capacity	NGL Throughput (gal/day)
East Texas gathering system(2)(3)	Panola County, TX	1990	350,000	259,300	74%	NA
East Texas processing plant(4)	Panola, County, TX	2005, anticipated	200,000	NA	NA	NA

(1)   Throughput volumes are for the calendar year ended December 31, 2004, and not just for the period of time the Partnership owned each facility.

(2)   MarkWest Energy acquired the East Texas gathering system on July 30, 2004.

(3)   The design throughput capacity for the East Texas gathering system includes the throughput capacity upon completion of the 18 miles of natural gas pipeline under construction.

(4)   Construction is anticipated to be completed in 2005.

East Texas gathering system.  The Partnership acquired the East Texas System in July 2004.  The system is a low-pressure regional gathering system consisting of approximately 210 miles of natural gas gathering pipeline connected to approximately 1,730 upstream well connections, with approximately 20 additional miles of pipeline currently under construction, and includes 15 centralized compressor stations with an aggregate of approximately 74,000 horsepower of compression, with an additional 16,000 horsepower of new compression and processing plant recompression currently being installed.  The system gathers natural gas from the Carthage Field in east Texas from approximately 20 producers.

East Texas processing plant and NGL transportation.  In conjunction with the Partnership’s East Texas System acquisition in July 2004, MarkWest Energy is currently constructing a 200 MMcf/d skid-mounted cryogenic processing plant in east Texas designed to recover ethane and heavier hydrocarbons.  The plant is designed to operate efficiently in an ethane recovery or rejection mode.  Plant residue natural gas is expected to be delivered to a third party.  The Partnership also expects to construct a NGL pipeline to deliver the recovered plant products to Mount Belvieu for fractionation and sale.  The plant and related pipeline are scheduled for completion by the end of December 2005.

The Partnership generates revenues in East Texas through fixed fee gathering and compression, settlement margin and condensate sales contracts, which are described in more detail under Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations – Our Contracts.

Oklahoma

The table below describes the Partnership’s Oklahoma gathering and processing assets:

				Year Ended December 31, 2004
Facility	Location	Year of Initial Construction	Design Throughput Capacity (Mcf/d)	Natural Gas Throughput (Mcf/d)(1)	Utilization of Design Capacity	NGL Throughput (gal/day) (1)
Foss Lake Gathering System(2)	Roger Mills and Custer County, OK	1998	70,000	60,900	87%	NA
Arapaho Processing Plant(2)	Custer County, OK	2000	75,000	60,900	81%	124,000

(1)   Throughput volumes are for the calendar year ended December 31, 2004.

(2)   The Partnership acquired the Foss Lake gathering system and the Arapaho processing plant on December 1, 2003.

Foss Lake Gathering System.  The Partnership acquired the Foss Lake Gathering System as part of the western Oklahoma acquisition in December 2003. The system is a low-pressure gathering system consisting of approximately 240 miles of four to 20-inch pipeline connected to approximately 310 wells and includes approximately 16,000 horsepower of owned-compression and approximately 3,000 horsepower of leased-compression. The system gathers natural gas from the Anadarko Basin in western Oklahoma from approximately 75 producers. The Partnership generates revenues by charging fixed-fees per Mcf of natural gas gathered and through settlement margin arrangements. All of the natural gas gathered into the system is dehydrated at our Butler compression station for delivery to the Partnership’s Arapaho processing plant.

Arapaho Processing Plant.  The Partnership acquired the Arapaho Processing Plant, located in Custer County, Oklahoma, as part of the western Oklahoma acquisition in December 2003. The Arapaho gas processing plant is a cryogenic plant completed in early 2000. The plant is designed to recover ethane and heavier NGLs, including propane. The plant can also reject ethane and continue to recover high levels of propane. The plant delivers processed natural gas into the Panhandle Eastern Pipe Line (“PEPL”) and recovered NGLs are sold into the Conway, Kansas NGL market via a pipeline system owned by a third-party.  The Partnership generates revenues through keep-whole contracts. Under these keep-whole arrangements, the Partnership processes the natural gas and sells the resulting NGLs to third parties at market prices. Because the extraction of the NGLs from the natural gas stream during processing reduces the Btu content of the natural gas, the Partnership must either purchase natural gas at market prices for return to producers or make a cash payment to the producers. Accordingly, under these arrangements, the Partnership’s revenues and gross margins increase as the price of NGLs increases relative to the price of natural gas, and the Partnership’s revenues and gross margins decrease as the price of natural gas increases relative to the price of NGLs.  In the latter case, however, MarkWest Energy has the option of not operating the plant in a low processing margin environment because the Btu content of the inlet natural gas meets the PEPL Btu specification.  Approximately 45% of the Foss Lake gas gathering contracts include additional fees to cover plant operating costs, fuel costs and shrinkage costs in a low processing margin environment.  Because of the Partnership’s ability to operate the plant in several recovery modes, or to turn it off, as well as the additional fees provided for in the gas gathering contracts, the Partnership’s exposure is limited to a portion of the operating costs of the plant.

Other Southwest

The table below describes the Partnership’s Other Southwest gathering and processing assets:

				Year Ended December 31, 2004
Facility	Location	Year of Initial Construction	Design Throughput Capacity (Mcf/d)	Natural Gas Throughput (Mcf/d)(1)	Utilization of Design Capacity	NGL Throughput (gal/day)
Appleby Gathering System(2)	Nacogdoches County, TX	1990	40,000	27,100	68%	NA
Other Gathering Systems(2)	Various in TX, LA, MS, NM	Various	53,000	17,000	32%	NA

(1)   Throughput volumes are for the calendar year ended December 31, 2004.

(2)   The Partnership acquired the Appleby gathering system, along with 20 other gathering systems, as part of its March 28, 2003 Pinnacle acquisition.

Appleby Gathering System.  The Partnership acquired the Appleby Gathering System as part of the Pinnacle acquisition in March 2003. The system is a low-pressure gathering system consisting of approximately 100 miles of three to eight-inch pipeline connected to approximately 160 wells and includes approximately 4,000 horsepower of leased-compression and 4,000 horsepower of owned compression. The system gathers natural gas from the Travis Peak basin in Texas from approximately seven producers, with one producer accounting for approximately 50% of the volumes. The Partnership sells the gas to marketing companies and to an industrial user under short-term marketing contracts. MarkWest Energy generates a majority of its revenues through percent-of-index contracts with the remaining revenue generated through fee-based contracts, which are described in more detail under Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations – Our Contracts.

Other Gathering Systems. As part of the Pinnacle acquisition, the Partnership acquired 20 other natural gas gathering systems, primarily located in Texas one of which was disposed of in December 2003 for an insignificant amount and two of which have been subsequently sold in 2004 for proceeds of approximately $0.1 million. The systems typically gather natural gas from mature producing wells. The Partnership generates revenues from these systems through percent-of-index, percent-of-proceeds and fixed-fee contracts, which are described in more detail under Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations – Our Contracts.

Lateral Pipelines.  MarkWest Energy acquired the Lake Whitney lateral, the Rio Nogales lateral and the Blackhawk lateral as part of the Pinnacle acquisition in March 2003.  The Partnership acquired the Lubbock lateral in September 2003 and the Hobbs lateral in April 2004.  The Lubbock and Hobbs lateral pipelines are the only laterals we own that produce revenue on a per-unit-of-throughput basis.  The other lateral pipelines operate on a fixed-fee contract basis, under which the Partnership’s customer pays a fixed monthly fee for the dedicated volume on that pipeline, independent of the volume of gas it transports.

•              The Lake Whitney lateral, constructed in 2000, is a 30-mile intrastate natural gas pipeline that transports natural gas to a third party’s 560-megawatt Bosque power plant, located near Waco, Texas. The lateral transports natural gas from the El Paso Field Services Pipeline and is the only pipeline connected to, and the sole source of natural gas for, the Bosque power plant. The Partnership has a 30-year fixed-fee contract with its largest customer in this region for natural gas transportation on this lateral pipeline.  This contract expires in 2030.

•              The Rio Nogales lateral, constructed in 2001, consists of two natural gas lateral pipelines, which in aggregate total approximately 30 miles in length. The laterals transport natural gas to a third party’s Rio Nogales power plant, located near Seguin, Texas. The Partnership has a 20-year fixed-fee contract with this customer.  This contract expires in 2022.

•              The Blackhawk lateral is a six-mile intrastate natural gas pipeline that serves as a back-up natural gas supply source for a third party’s’ 200-megawatt cogeneration power facility, located in Borger, Texas.  The lateral is connected to the El Paso Natural Gas pipeline.  The Partnership has a fixed-fee contract to operate the pipeline through September 2005.  Prior to the transfer of the ownership of the lateral to a third party in April 2004, the Partnership leased the facility to the third party under a financing lease arrangement.

•              The Partnership acquired the Lubbock lateral from the Power-Tex Joint Venture in September 2003. It consists of one 12-inch, 50-mile pipeline and one six-inch, 20-mile pipeline serving several industrial users and municipalities in and around Lubbock, Texas. The Partnership has fixed-fee contracts with terms ranging from one to five years.  The lateral has a capacity of 100 MMcf/d and throughput was approximately 54 MMcf/d for the year ended December 31, 2004.

•              The Partnership acquired the Hobbs lateral pipeline in April 2004.  The Hobbs lateral consists of a four-mile segment of 10-inch and 12-inch natural gas pipeline connecting the Northern Natural Gas interstate pipeline to Southwestern Public Service’s Cunningham and Maddox power generating stations in Hobbs, New Mexico.  The Partnership has a fixed-fee contract with the customer through 2008.  The Hobbs lateral was recently expanded to a capacity of approximately 170 MMcf/d and throughput was approximately 42 MMcf/d for the nine months ended December 31, 2004 (since its acquisition).

The Partnership’s Appalachian Assets

Appalachian Gathering and Processing Facilities

The table below describes the Partnership’s processing assets in the Appalachian region:

			Design	Year Ended December 31, 2004
Facility	Location	Year Constructed	Throughput Capacity (Mcf/d)	Natural Gas Throughput (Mcf/d)	Utilization of Design Capacity
Kenova Processing Plant(1)	Wayne County, WV	1996	160,000	138,000	86%
Boldman Processing Plant(1)	Pike County, KY	1991	70,000	41,000	59%
Maytown Processing Plant	Floyd County, KY	2000	55,000	57,500	105%
Cobb Processing Plant(2)	Kanawha County, WV	1968	35,000	23,000	66%
Kermit Processing Plant(1)(3)	Mingo County, WV	2001	32,000	NA	NA

(1)   A portion of the Boldman volumes and all of the Kermit volumes are included in Kenova throughput, as these volumes require further processing at the Partnership’s Kenova facility.

(2)   In 2004, the Partnership began construction of a new 24 MMcf/d processing plant. This new plant replaces the Partnership’s existing Cobb plant.  It was completed in the first quarter of 2005.

(3)   The Kermit processing plant is operated by a third party producer and MarkWest Energy does not receive inlet volume information.

Kenova Processing Plant.  The Partnership’s Kenova cryogenic facility was expanded by 40 MMcf/d in 2001 to accommodate expected new production from a third party producer. The cryogenic process utilizes a turbo-expander and heat exchangers to cool the gas, which condenses the NGLs. The NGLs are then separated from condensed gaseous components by distillation. This facility receives all of its intake of natural gas from Columbia Gas’ transmission pipeline and processes gas from adjoining counties. NGLs extracted at this facility are transported to our Siloam fractionator via pipeline.

Boldman Processing Plant.  The Partnership’s Boldman straight refrigeration processing plant processes gas using a propane refrigeration system to cool the gas and condense the NGLs. The NGLs are then separated from condensed gaseous components by distillation.  This facility receives all of its intake of natural gas from Columbia Gas’ transmission pipelines and processes gas produced in Pike, Floyd, Letcher and Knott Counties, Kentucky.  NGLs extracted at this facility are first delivered by truck to the Partnership’s Maytown facility and transported via pipeline to its Siloam fractionator.

Maytown Processing Plant.  Pursuant to contract, a third party producer provides certain operating services at the Partnership’s Maytown facility, a straight refrigeration plant, on its behalf.  While providing operating services, this third party is responsible for the day-to-day operation of the Maytown plant. Under the Partnership’s Gas Processing Agreement with this third party, the Partnership has the right to assume the role of operator upon providing them with a 30-day written notice. Like the Boldman plant, the Maytown plant also processes gas using a propane refrigeration system to cool the gas and condense the NGLs. The NGLs are then separated from condensed gaseous components by distillation. This facility receives all of its intake of natural gas from the third party’s gathering system in Kentucky. NGLs extracted at this facility are transported to Siloam via pipeline.  The plant also contains a truck unloading facility that allows for the delivery of NGLs into the Partnership’s pipeline system for transportation to its Siloam fractionator.

Cobb Processing Plant.  The Partnership’s Cobb facility, a refrigerated lean oil processing plant, was acquired in 2000.  The refrigerated lean oil process utilizes a propane refrigeration system to cool the gas and the lean oil.  The chilled lean oil then absorbs the NGLs, which are then separated from the lean oil by distillation.  This facility receives its intake of natural gas from Columbia Gas’ transmission lines and processes gas produced in Kanawha, Clay, Roane and Jackson Counties, West Virginia.  NGLs extracted at this facility are transported to the Partnership’s Siloam facility by tanker truck.  During 2004, MarkWest Energy began replacing its existing Cobb facility with a newly constructed 24 MMcf/d processing plant.  The Partnership completed the processing plant in the first quarter of 2005.

Kermit Processing Plant.  Our Kermit facility, a straight refrigeration plant, was constructed in connection with the expansion at the Partnership’s Kenova facility and in anticipation of increased demand for its services.  This facility was designed and constructed to increase the volume of natural gas transported to the Partnership’s Kenova facility by decreasing the liquid content of the natural gas in a third party’s’ transmission lines. The Kermit plant processes gas using the same straight refrigeration process used at the Partnership’s Boldman plant. NGLs extracted at this facility are transported to the Partnership’s Siloam facility via tanker truck.

Appalachian NGL Pipelines

The Partnership’s Appalachia liquids pipeline includes the following segments:

				Design	Year Ended December 31, 2004
Pipeline	Location	Miles	Year Constructed	Throughput Capacity (gal/day)	NGL Throughput (gal/day)	Utilization of Design Capacity
Maytown to Institute(1)	Floyd County, KY to Kanawha County, WV	100	1956	250,000	152,000	61%
Ranger to Kenova(2)	Lincoln County, WV to Wayne County, WV	40	1976	831,000	152,000	18%
Kenova to Siloam	Wayne County, WV to South Shore, KY	40	1957	831,000	425,000	51%

(1)   Includes 40 miles of currently unused pipeline extending from Ranger to Institute.

(2)   NGLs transported through the Ranger to Kenova pipeline are included in the Kenova to Siloam volumes.

The Partnership earns fees for transporting the NGLs recovered from the Kenova, Maytown and Boldman plants to Siloam via its Appalachian pipeline.  Prior to 2000, the Partnership owned and operated the line between Kenova and Siloam.  This pipeline system was expanded in 2000 by leasing from a third party the 100 mile segment from Maytown to Ranger to Institute and purchasing the 40 mile segment from Ranger to Kenova and the 40 mile segment from Kenova to Siloam.  These segments provide a contiguous pipeline system from the Partnership’s Maytown plant to Kenova and Kenova to Siloam.  The segment from Ranger to Institute is not required for the NGL pipeline operation and is currently idle.

NGLs extracted from the Partnership’s Maytown and Kenova plants are injected directly into this pipeline system and transported to its Siloam fractionator.  NGLs extracted from the Partnership’s Boldman plant are trucked to the Maytown plant and transported via the NGL pipeline to Siloam.

In November of 2004, a failure occurred on the section of leased pipeline from Maytown to Ranger.  The U.S. Department of Transportation Office of Pipeline Safety (“OPS”) issued an order requiring among other things hydrostatic testing of the line prior to its return to service.  Until the pipeline is returned to service, Maytown and Boldman NGLs are being trucked to Siloam for fractionation resulting in an increase to our NGL transportation costs.  The Partnership has submitted claims for and is pursuing business interruption insurance to cover the increased transportation costs incurred and lost income due to the pipeline being out of service as a result of the fire and explosion and OPS order.  From November 2004 through December 31, 2004, the Partnership’s interruption loss was approximately $0.5 million.  The Partnership expects to incur these additional transportation costs until the pipeline is returned to service.

Appalachian Fractionation Facility

The Partnership’s Siloam fractionation plant receives substantially all of its NGLs via pipeline or tanker truck from its five Appalachia processing plants, with the balance received from tanker truck and rail car deliveries from other third-party NGL sources. The NGLs are then separated into NGL products, including propane, isobutane, normal butane and natural gasoline. The typical composition of the NGL throughput in the Partnership’s Appalachian operations has been approximately 64% propane, 18% normal butane, 6% isobutene and 12% natural gasoline. The Partnership does not currently produce or sell any ethane.  The Partnership generates revenues by charging fees for fractionating NGLs that it receives from the Partnership’s processing plants and third parties.

The following table provides additional detail regarding the Partnership’s Siloam fractionation plant:

			Design	Year Ended December 31, 2004
Facility	Location	Year Constructed	Throughput Capacity (gal/day)	NGL Throughput (gal/day)	Utilization of Design Capacity
Siloam Fractionation Plant	South Shore, KY	1957	600,000	475,000	79%

Appalachian Storage Facilities

In Appalachia, the Partnership’s Siloam facility has both above ground, pressurized storage facilities, with capacity of three million gallons and underground storage facilities, with capacity of 11 million gallons. Product can be received by truck, pipeline or rail car and can be transported from the facility by truck, rail car or barge. There are eight automated 24-hour-a-day truck loading and unloading slots, a modern rail loading/unloading rack with 12 unloading slots, and a river barge facility capable of loading barges with a capacity of up to 840,000 gallons. The Partnership generates revenues from the underground storage facilities by charging an annual fee.

The Partnership’s Michigan Assets

Michigan Gathering and Processing Facilities

The table below describes the Partnership’s Michigan gathering and processing assets:

			Design	Year Ended December 31, 2004
Facility	Location	Year Constructed	Throughput Capacity (Mcf/d) (1)	Natural Gas Throughput (Mcf/d)	Utilization of Design Capacity	NGL Throughput (gal/day)
90-mile Gas Gathering Pipeline	Manistee, Mason and Oceana Counties, MI	1994 –1998	35,000	12,300	35%	NA
Fisk Processing Plant	Manistee County, MI	1998	35,000	12,300	35%	26,900

(1)   MarkWest Hydrocarbon has retained a 70% net profits interest in all gathering and processing fees generated by throughput volumes in excess of 10 MMcf/d, calculated quarterly.

The Partnership’s Michigan gathering pipeline gathers and transports sour gas produced by third parties in Oceana, Mason and Manistee Counties for sulfur removal at a treatment plant that is owned and operated by one of the Partnership’s customers. MarkWest Energy’s Fisk processing plant is located adjacent to the Partnership’s customer’s treatment plant. The Partnership’s gathering pipeline serves approximately 30 wells and four producers in this three county area. The Fisk plant processes all of the natural gas gathered by the Partnership’s pipeline and produces propane and a butane-natural gasoline mix.  MarkWest Energy processes natural gas under a number of third-party agreements containing both fee and percent-of-proceeds components. Under these agreements, production from all of the acreage adjacent to the Partnership’s pipeline and processing facility is dedicated to its gathering and processing facilities.  Fee arrangements represent approximately one-half of the Partnership’s gathering and processing gross margin in Michigan.

The Partnership generates revenues from its Michigan natural gas and NGL operations primarily by charging a fee for the gathering and processing services that the Partnership provides.  MarkWest Energy contracts in Michigan also provide that we retain a portion of the proceeds from the sale of NGLs that are produced at the Partnership’s Michigan facility.  MarkWest Energy’s propane and butane-natural gasoline production is usually sold at the plant.

Michigan Crude Pipeline

The Michigan Crude Pipeline consists of approximately 150 miles of eight to 16-inch main pipeline, approximately 100 miles of four to ten-inch gathering pipeline, four truck loading facilities and 15 storage tanks.  The pipeline, which serves over 1,000 oil and gas wells on the Niagaran Reef Trend, delivers crude oil to the Enbridge Pipeline.  The Partnership generates operating margins by charging a pipeline transportation fee based on volumes.  The pipeline has a capacity of 60,000 bbl/d and transported approximately 14,700 bbl/d of crude oil for the year ended December 31, 2004.

MarkWest Hydrocarbon Assets

Marketing

Our marketing group markets our NGL production in Appalachia.  In 2004, we sold approximately 174 million gallons of NGLs extracted at the Partnership’s Siloam facility.  We ship NGL products from Siloam by truck, rail and barge. Our marketing customers include propane retailers, refineries, petrochemical plants and NGL product resellers.  Most marketing sales contracts have terms of one year or less, are made on best-efforts basis and are priced in reference to Mt. Belvieu index prices or plant posting prices.  In addition to our NGL product sales, our marketing operations are also responsible for the purchase of natural gas delivered for the account of producers pursuant to our keep-whole processing contracts.

We strive to maximize the value of our NGL output by marketing directly to our customers.  We minimize the use of third-party brokers, preferring instead to support a direct marketing staff focused on multi-state and independent dealers.  Additionally, we use our own trailer and railcar fleet, as well as our own terminal and owned and leased storage facilities, to enhance supply reliability to our customers. These efforts have allowed us to generally maintain premium pricing for the majority of our NGL products compared to Gulf Coast spot prices.

In Appalachia, we have entered into operating agreements with Columbia Gas Transmission Corporation (“Columbia Gas”) with respect to natural gas delivered into its transmission facilities upstream of MarkWest Energy’s Kenova, Boldman and Cobb facilities. Under the terms of these operating agreements, Columbia Gas has agreed to use reasonable, diligent efforts to supply these facilities with consistent volumes of natural gas shipped by Columbia Gas on behalf of the Appalachian producers. The initial terms of our agreements with Columbia Gas run through December 31, 2015, with annual renewals thereafter.

Our operating agreements with Columbia Gas require us to enter into contracts with the natural gas producers for their production to be processed in the Partnership’s Kenova, Boldman and Cobb facilities prior to delivery of the producer’s natural gas to Columbia. We have contractual commitments with approximately 260 such producers in Appalachia. Approximately 54% of these contracts representing approximately 27% of the committed volumes expire in 2009. The remaining balance of approximately 46% of the contracts representing approximately 73% of the committed volumes expires in 2015.  Under the provisions of our contracts with the Appalachian producers, the producers have committed all of the natural gas they deliver into Columbia Gas’ transmission facilities upstream of MarkWest Energy’s Kenova, Boldman and Cobb facilities for processing.

As compensation for providing processing services to our Appalachian producers (we have since outsourced these services to MarkWest Energy as discussed below), we earn both a fee and retain the NGLs produced.  In return, we are required to replace, in dry natural gas, the energy content of the NGLs extracted. This Btu replacement obligation is referred to in the industry as a “keep-whole” arrangement. In keep-whole arrangements, our principal cost is the replacement of the Btus extracted from the gas stream in the form of NGLs or consumed as fuel during processing with dry gas of an equivalent Btu content. Generally, the value of the NGLs extracted is greater than the cost of replacing those Btus with dry gas, resulting in positive operating margins under these contracts.  In the event natural gas becomes more expensive, on a Btu equivalent basis, than NGL products, the cost of keeping the producer “whole” results in operating losses.  The spread between the NGL product sales price and the purchase price of natural gas with an equivalent Btu content is called the “frac spread”.

In September 2004, we entered into several new and amended agreements with one of the largest Appalachia producers, which allow us to significantly reduce our exposure to commodity price risk for approximately 25% of our keep-whole gas volumes.  Under these agreements, the Company is limited on the amount of costs it would have to pay to the producer in the event natural gas becomes more expensive than NGL product sales price, thereby mitigating the risk of incurring operating losses.

At the closing of MarkWest Energy’s initial public offering on May 24, 2002, we outsourced our midstream services to the Partnership, which performs natural gas gathering and processing and NGL transportation, fractionation and storage services for us for a fee pursuant to the terms of our operating agreements with the Partnership.  Under those agreements, we retained all the benefits and associated risks of our keep-whole contracts with producers.  Our NGL and gas marketing operations were not contributed to MarkWest Energy.

Our keep-whole contracts expose us to commodity price risk, both on the sales side (of NGLs) and on the purchase side (of natural gas), which may make our marketing results and cash flows volatile. From time to time, we attempt to mitigate our commodity price risk through our hedging program. You should read Item 7A, Quantitative and Qualitative Disclosures About Market Risk for further details about our commodity price risk management program.

Our natural gas marketing group markets natural gas for MarkWest Energy’s facilities, purchases our replacement Btu gas requirements and assists with our business development efforts.  We also purchase and resell natural gas obtained from third parties.  Historically, a significant percentage of our overall revenue came from gas marketing, although the contribution to gross margin is generally modest.  With the growth of MarkWest Energy, the percentage of revenue derived from gas marketing has decreased significantly.  For the years ended December 31, 2004, 2003, and 2002, 8%, 17%, and 37%, respectively, of gathering, processing and marketing revenue stemmed from gas marketing. However, the gas marketing gross margin as a percent of gathering, processing and marketing gross margin was 1%, 0%, and 12%, respectively.

Beginning in February 2004, we initiated a wholesale propane marketing business through an agency relationship with a third party marketer located in Kansas City, Missouri.  We buy propane on a wholesale basis and resell it to third parties, primarily propane retailers.  This operation is fundamentally a high-dollar, low margin business.    For the year ended December 31, 2004 the percentage of our revenue and gross margin derived from our wholesale propane marketing business was 7% and 1%, respectively.

Exploration and Production

We discontinued our exploration and production business during 2003.  As of December 31, 2004, our exploration and production assets had been reduced to a minority interest in three wells in Michigan.

Reserves

Please review Note 21 of the accompanying Notes to Consolidated Financial Statements included in Item 8 of this Form 10-K, for information regarding our proved and developed oil and gas reserves and the standardized measure of discounted future net cash flows and changes therein.

We have not filed any oil or natural gas reserve estimates or included any such estimates in reports to a federal or foreign government authority or agency, other than the Securities and Exchange Commission (SEC) and the Department of Energy (DOE). There were no differences between the reserve estimates included in the SEC report, the DOE report and those included herein, except for production and additions and deletions due to the difference in the “as of” dates of such reserve estimates.

Production

The following table sets forth information regarding net oil and natural gas production, average sales prices and other production information. Hedging gains and losses are disclosed separately for the years ended December 31, 2004, 2003 and 2002.

	United States				Canada
	2004		2003	2002	2004	2003	2002
Quantities produced and sold:
Natural gas (MMcf)	106		1,981	3,228	—	5,341	7,098
Oil and liquids (MBbl)	4		24	23	—	87	45
Total MMcfe (1)	128		2,125	3,367	—	5,866	7,370
Average Mcfe/d	—	(2)	5,800	9,200	—	16,100	20,200

Average sales price:
Natural gas ($/Mcf) sales price received	$5.89		$4.51	$2.54	$—	$4.29	$2.55
Natural gas ($/Mcf) effects of energy swaps	$—		$(0.12)	$0.44	$—	$(0.71)	$0.26
Oil and liquids ($/Bbl)	$25.12		$14.92	$15.61	$—	$23.42	$18.20
Average production (lifting) costs ($/Mcfe)	$2.26		$1.57	$1.24	$—	$1.22	$0.96

(1)   Oil and liquid production is converted to natural gas equivalents (Mcfe) at a rate of one barrel to six Mcf.

(2)   The average Mcfe/d is not meaningful for 2004 as the majority of our exploration and production business was discontinued in 2003.  With the sale of our San Juan properties in the first quarter of 2004, our only remaining production is from interests in three wells in Michigan.

Productive Wells

The following table sets forth information regarding the number of productive wells in which we held a working interest at December 31, 2004:

	2004 Productive Wells (1)
	Gas Wells		Oil Wells
	Gross (2)	Net (3)	Gross	Net
United States
San Juan Basin	—	—	—	—
Michigan	3.62		—	—
Total	3.62		—	—

Canada
Alberta	—	—	—	—

Total wells	3.62		—	—

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

	United States						Canada
	2004		2003		2002		2004		2003		2002

Gross (1) (Net) (2) wells
Development
Natural gas	—	(—)	10	(4.2)	14	(8.0)	—	(—)	21	(16.7)	13	(12.3)
Oil	—	(—)	—	(—)	—	(—)	—	(—)	2	(1.5)	1	(—)
Non-productive (3)	—	(—)	—	(—)	—	(—)	—	(—)	2	(1.4)	3	(2.5)

Total	—	(—)	10	(4.2)	14	(8.0)	—	(—)	25	(19.6)	17	(14.8)

Exploratory
Natural gas	—	(—)	—	(—)	2	(0.3)	—	(—)	23	(18.4)	13	(10.6)
Oil	—	(—)	—	(—)	—	(—)	—	(—)	4	(3.1)	2	(2.0)
Non-productive	—	(—)	2	(0.5)	—	(—)	—	(—)	6	(4.4)	6	(5.5)

Total	—	(—)	2	(0.5)	2	(0.3)	—	(—)	33	(25.9)	21	(18.1)

Recompletion (4)
Natural gas	—	(—)	1	(0.8)	5	(2.5)	—	(—)	21	(17.2)	12	(11.0)
Oil	—	(—)	—	(—)	—	(—)	—	(—)	—	(—)	—	(—)
Non-productive	—	(—)	—	(—)	—	(—)	—	(—)	2	(1.6)	4	(4.0)

Total	—	(—)	1	(0.8)	5	(2.5)	—	(—)	23	(18.8)	16	(15.0)

Total gross (net) wells	—	(—)	13	(5.5)	21	(10.8)	—	(—)	81	(64.3)	54	(47.9)

(1)   A gross well is a well in which a working interest is owned.

(2)   One net well is deemed to exist when the sum of the fractional ownership working interest in gross wells equals one producing well, in addition to the existing producing horizon.  These are dually completed wells.

(3)   A non-productive well is a well deemed to be incapable of producing either natural gas or oil in sufficient quantities to justify completion as a natural gas or oil well.

(4)   A recompletion well is a well which within an existing wellbore, a different geological horizon with proved reserves is completed as a producing well, in addition to the existing producing horizon.  These are dually completed wells.

Acreage

The following table sets forth the leasehold acreage held by MarkWest Hydrocarbon at December 31, 2004.

	Developed Acreage (1)		Undeveloped Acreage (2) (3)
	Gross (4)	Net (5)	Gross	Net
United States
Michigan	320	46	—	—

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

(3)   On December 12, 2003, the Company assigned all of its remaining undeveloped acreage located in Michigan to M & M Exploration Partners, LLC.  After the second anniversary of the assignment, the Company has the right to receive re-assignment of any acreage not committed to an exploration venture.

(4)   A gross acre is an acre in which a working interest is owned.  The number of gross acres is the total number of acres in which a working interest is owned.

(5)   A net acre is deemed to exist when the sum of the fractional ownership working interests in gross acres equals one.  The number of net acres is the sum of the fractional working interests owned in gross acres.

Factors Affecting our Operations

Seasonality

A substantial portion of our revenues and, as a result, our gross margin, remains dependent upon the volume and sales price of NGL products, particularly propane. The volume and sales price of NGL products fluctuate with the winter weather conditions and other changes in supply and demand. The strongest demand for propane and the highest propane sales margins generally occur during the winter heating season.  As a result, we recognize a significant amount of our annual income from our marketing segment during the first and fourth quarters of the year.

Competition

MarkWest Hydrocarbon

MarkWest Hydrocarbon faces competition for marketing products and purchasing natural gas supplies. Competition for customers and purchases of natural gas are based primarily on price, delivery capabilities, flexibility and maintenance of quality customer relationships.  The Company’s competitors are similar to those of MarkWest Energy (described below).

MarkWest Energy

The Partnership faces competition for natural gas and crude oil transportation and in obtaining natural gas supplies for its processing and related services operations, in obtaining unprocessed NGLs for fractionation, and in marketing our products and services. Competition for natural gas supplies is based primarily on the location of gas gathering facilities and gas processing plants, operating efficiency and reliability and ability to obtain a satisfactory price for products recovered. Competitive factors affecting our fractionation services include availability of capacity, proximity to supply and to industry marketing centers and cost efficiency and reliability of service. Competition for customers is based primarily on price, delivery capabilities, flexibility and maintenance of quality customer relationships.

In competing for new business opportunities, the Partnership faces strong competition in acquiring natural gas and crude oil supplies and in competing for service fees. MarkWest Energy’s competitors include:

•              major integrated oil companies;

•              medium and large sized independent E&P companies;

•              major interstate and intrastate pipelines;

•              other large natural gas gatherers that gather, process and market natural gas and NGLs; and

•              a relatively large number of smaller gas gatherers of varying financial resources and experience.

Many of the Partnership’s competitors operate as master limited partnerships and enjoy a cost of capital comparable, and in some cases lower, than the Partnerships.  Other competitors, such as major oil and gas and pipeline companies, have capital resources and control supplies of natural gas substantially greater than MarkWest Energy Partners.  Smaller local distributors may enjoy a marketing advantage in their immediate service areas.

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

The occurrence of a significant event that we are not fully insured or indemnified against, and/or the failure of a party to meet its indemnification obligations to us, could materially and adversely affect our operations and financial condition.  Moreover, we cannot provide assurance that we will be able to maintain adequate insurance in the future at rates we consider reasonable.  To date, however, we have not experienced difficulty in acquiring insurance coverage in amounts we believe to be adequate.

Title to Properties

We believe we have satisfactory title to all of our assets.   We also believe that the Partnership has satisfactory title to all its assets.

Substantially all of MarkWest Energy’s pipelines are constructed on rights-of-way granted by the apparent record owners of the property.  Lands over which pipeline rights-of-way have been obtained may be subject to prior liens that have not been subordinated to the right-of-way grants. The Partnership has obtained, where necessary, easement agreements from public authorities and railroad companies to cross over or under, or to lay facilities in or along, watercourses, county roads, municipal streets, railroad properties and state highways, as applicable.  Many of these permits are revocable at the election of the grantor.  In some cases, property on which the Partnership’s pipelines were built was purchased in fee. The Partnership’s Siloam fractionation plant and Kenova processing plant is on land that the Partnership owns in fee.

Some of the leases, easements, rights-of-way, permits, licenses and franchise ordinances that were transferred to the Partnership required the consent of the then-current landowner to transfer these rights, which in some instances was a governmental entity.  The Partnership believes that it has obtained sufficient third-party consents, permits and authorizations for the transfer of the assets necessary for the Partnership to operate its business in all material respects.

The Partnership’s general partner believes that it has satisfactory title to all of its assets.  To the extent certain defects in title to the assets contributed to the Partnership or failures to obtain certain consents and permits necessary to conduct its business arise within three years after the closing of the Partnership’s initial public offering, MarkWest

Energy is entitled to indemnification from MarkWest Hydrocarbon under the Omnibus Agreement.  Title to property may be subject to encumbrances.  The Partnership’s general partner does not believe that any of these encumbrances materially detract from the value of its properties or from the Partnership’s interest in these properties or should materially interfere with their use in the operation of the Partnership’s business.

The Partnership has pledged substantially all of its assets to secure the debt of the Partnership’s subsidiary MarkWest Energy Operating Company, L.L.C. (the “Operating Company”) as discussed in Note 9 of the accompanying Notes to Consolidated and Combined Financial Statements included in Item 8 of this Form 10-K.

We have pledged substantially all of our assets to secure borrowings under our credit facility as discussed in Note 9 of the accompanying Notes to Consolidated and Combined Financial Statements included in Item 8 of this Form 10-K.

Regulatory Matters

The activities of MarkWest Hydrocarbon and MarkWest Energy are subject to various state and local laws and regulations, as well as orders of regulatory bodies, governing a wide variety of matters, including marketing, production, pricing, community right-to-know, protection of the environment, safety and other matters.

Some of the Partnership’s gas, liquids and crude oil gathering and transmission operations are subject to regulation by various regulatory bodies.  In many cases, various phases of the Partnership’s gas, liquids and crude oil operations in the states in which it operates are subject to rate and service regulation. Applicable statutes generally require that the Partnership’s rates and terms and conditions of service provide no more than a fair return on the aggregate value of the facilities used to render services.

The Partnership’s Appalachian pipeline carries NGLs across state lines. The primary shipper on the pipeline is MarkWest Hydrocarbon, who has entered into agreements with the Partnership providing for a fixed transportation charge for the term of the agreements, which expire on December 31, 2015.  The Partnership is the only other shipper on the pipeline. As the Partnership does not operate the Appalachian pipeline as a common carrier and does not hold the pipeline out for service to the public generally, there are currently no third-party shippers on this pipeline and the pipeline is and will continue to be operated as a proprietary facility and consequently should not be subject to regulation by the Federal Energy Regulatory Commission, (“FERC”).  However, we cannot provide assurance that FERC would not determine that such transportation is within its jurisdiction.  In such a case, MarkWest Energy would be required to file a tariff for such transportation with FERC and provide a cost justification for the transportation charge.  MarkWest Hydrocarbon has agreed to not challenge the status of the Partnership’s Appalachian pipeline or the transportation charge during the term of its agreements with MarkWest Hydrocarbon.  Moreover, the likelihood of other entities seeking to utilize the Partnership’s Appalachian pipeline is remote.  However, the Partnership cannot predict whether an assertion of FERC jurisdiction might be made with respect to this pipeline, nor provide assurance that such an assertion would not adversely affect its results of operations.  With respect to the Michigan Crude Pipeline, one shipper recently contacted FERC to inquire about a transportation rate increase and the pipeline’s regulatory rate structure.  In response, FERC requested that the Partnership contact the shipper to initiate a discussion regarding the shipper’s questions.  The Partnership is presently in discussions with all shippers regarding rate structures and is attempting to resolve any issues they may have.  FERC also requested that the Partnership file a tariff.  While the Michigan Crude Pipeline operations are entirely within the state of Michigan and have been regulated by the State of Michigan, the Partnership has calculated and determined that its current and proposed rate structures are well below rates that would be allowed under FERC’s cost of service rate-making structure.  However, the Partnership cannot predict whether a FERC jurisdictional assertion might be made with respect to the Michigan Crude Pipeline, nor provide assurance that such a development would not adversely affect the Company’s results of operations.

Some of the Partnership’s liquids and crude oil gathering facilities deliver into pipelines that have the ability to make redeliveries in both interstate and intrastate commerce. The rates the Partnership charges on its liquids and crude oil facilities are not regulated at the state or federal level; however, there can be no assurance that the rates for service on these facilities will remain unregulated in the future.

Safety Regulation.  The Partnership’s pipelines are subject to regulation by the U.S. Department of Transportation under the Hazardous Liquid Pipeline Safety Act (“HLPSA”), as amended relating to the design, installation, testing, construction, operation, replacement and management of pipeline facilities. The HLPSA covers crude oil, carbon dioxide, NGL and petroleum products pipelines and requires any entity which owns or operates pipeline facilities to comply with the regulations under the HLPSA, to permit access to and allow copying of records and to make certain reports available and provide information as required by the Secretary of Transportation. The Partnership believes that its pipeline operations are in substantial compliance with applicable HLPSA requirements; however, due to the possibility of new or amended laws and regulations or reinterpretation of existing laws and regulations, there can be no assurance that future compliance efforts associated with the HLPSA will not have a material adverse effect on the Company’s results of operations or financial position.

The Pipeline Safety Improvement Act of 2002 includes numerous provisions that tighten federal specifications and safety requirements for natural gas and hazardous liquids pipeline facilities. Many of the statute’s provisions build on existing statutory requirements and strengthen regulations of the Research and Special Programs Administration and the OPS, in particular, with respect to operator qualifications programs, natural mapping system and safe excavation practices. Management of the Partnership believes that compliance efforts associated with the Pipeline Safety Improvement Act of 2002 will not have a material effect on MarkWest Hydrocarbon’s operations.

On November 8, 2004, a leak and release of vapors occurred in a pipeline transporting NGLs from the Maytown gas processing plant to the Partnership’s Siloam fractionator.  This pipeline is owned by a third party, and leased and operated by the Partnership’s subsidiary, MarkWest Energy Appalachia, LLC.  A subsequent ignition and fire from the leaked vapors resulted in property damage to five homes and injuries to some of the residents.  The exact cause of the leak and resulting fire is unknown and is being investigated by the OPS, the owner and the Partnership.  Pursuant to a Corrective Action Order issued by the OPS on November 18, 2004 and amended November 24, 2004, pipeline and valve integrity evaluation, testing and repair efforts are required and are being conducted on the affected pipeline segment before service can be resumed.  Both the Partnership and the pipeline owner are working with OPS to assure compliance with the Order.

Environmental Matters

MarkWest Hydrocarbon

We are subject to environmental risks normally incident to our operations and construction activities including, but not limited to, uncontrollable flows of natural gas, fluids and other substances into the environment, explosions, fires, pollution and other environmental and safety risks.  Our business is subject to comprehensive state and federal environmental regulations.  For example, we, without regard to fault, could incur liability under the Comprehensive Environmental Response, Compensation, and Liability Act of 1980, as amended (also known as Superfund), or state counterparts, in connection with the disposal or other releases of hazardous substances, including sour gas, and for natural resource damages.  Further, the recent trend in environmental legislation and regulations is toward stricter standards, and this will likely continue in the future.

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

MarkWest Energy

General.  The Partnership’s processing and fractionation plants, pipelines and associated facilities in connection with the gathering and processing of natural gas, the transportation, fractionation and storage of NGLs and the storage and gathering and transportation of crude oil are subject to multiple environmental obligations and potential liabilities under a variety of federal, state and local laws and regulations, including without limitation, the Comprehensive Environmental Response, Compensation, and Liability Act, the Resource Conservation and Recovery Act, the Clean Air Act, the Federal Water Pollution Control Act or the Clean Water Act, the Oil Pollution Act, and analogous state and local laws and regulations.  Such laws and regulations affect many aspects of the Partnership’s present and future operations and generally require the Partnership to obtain and comply with a wide variety of environmental registrations, licenses, permits, inspections and other approvals, with respect to air emissions, water quality, wastewater discharges, solid and hazardous waste management.  Failure to comply with these laws, regulations, permits and licenses may expose the Partnership to fines, penalties and/or interruptions in its operations that could be material to the Company’s results of operations.  If an accidental leak, spill or release of hazardous substances occurs from the Partnership’s lines or facilities, in the process of transporting natural gas, or at any facilities that the Partnership owns, operates or otherwise uses, or where the Partnership sends materials for treatment or disposal, MarkWest Energy could be held jointly and severally liable for all resulting liabilities, including investigation, remedial and clean up costs.  Likewise, the Partnership could be required to remove or remediate previously disposed wastes or property contamination, including groundwater contamination or to perform remedial operations to prevent future contamination for properties owned, leased or acquired by the Partnership which may have been previously operated by third parties and who may have released or disposed of hazardous substances or wastes, all of which could materially affect the our results of operations and cash flows.

Nevertheless, we believe that the Partnership’s operations and facilities are in substantial compliance with applicable environmental laws and regulations and that the cost of compliance with such laws and regulations will not have a material adverse effect on the our results of operations or financial condition.  However, we cannot ensure that existing environmental regulations will not be revised or that new regulations will not be adopted or become applicable to the Partnership.  The clear trend in environmental regulation is to place more restrictions and limitations on activities that may be perceived to affect the environment, and thus there can be no assurance as to the amount or timing of future expenditures for environmental regulation compliance or remediation, and actual future expenditures may be different from the amounts the Partnership currently anticipates.  Revised or additional regulations that result in increased compliance costs or additional operating restrictions, particularly if those costs are not fully recoverable from the Partnership’s customers, could have a material adverse effect on its business, financial condition, results of operations and cash flow.

Ongoing Remediation and Indemnification from a Third Party.  The previous owner/operator of the Partnership’s Boldman and Cobb facilities has been or is currently involved in investigatory or remedial activities with respect to the real property underlying these facilities pursuant to an “Administrative Order by Consent for Removal Actions” with EPA Regions II, III, IV, and V in September 1994 and an “Agreed Order” entered into with the Kentucky Natural Resources and Environmental Protection Cabinet in October 1994.  The previous owner/operator has agreed to retain sole liability and responsibility for, and indemnify MarkWest Hydrocarbon against, any environmental liabilities associated with the EPA Administrative Order, the Kentucky Agreed Order or any other environmental condition related to the real property prior to the effective dates of MarkWest Hydrocarbon’s agreements pursuant to which MarkWest Hydrocarbon leased or purchased the real property.  In addition, the previous owner/operator has agreed to perform all the required response actions at its cost and expense in a manner that minimizes interference with MarkWest Hydrocarbon’s use of the properties.  On May 24, 2002, MarkWest Hydrocarbon assigned to the Partnership the benefit of this indemnity from the previous owner/operator.  To date, the previous owner/operator has been performing all actions required under these agreements, and, accordingly, we do not believe that the remediation obligation of these properties will have a material adverse impact on our financial condition or results of operations.

Notice of Violation and Corrective Action Order.  On April 14, 2005, the West Virginia Department of Environmental Protection (“WVDEP”) issued a Notice of Violation and Cease and Desist Order (“NOV”) to MarkWest Hydrocarbon alleging various monitoring, recordkeeping and reporting violations of the Cobb Processing

Plant’s Clean Air Act permit.  MarkWest Energy has filed written responses to the NOV with the WVDEP and is in the process of negotiating a resolution of the alleged violations.  We do not believe that the resolution of these allegations will have a material adverse impact on our financial condition or results of operations.

Employee Safety

The workplaces associated with the processing and storage facilities and the pipelines we operate are also subject to the requirements of the federal Occupational Safety and Health Act, (“OSHA”), and comparable state statutes that regulate the protection of the health and safety of workers.  In addition, the OSHA hazard communication standard requires that information be maintained about hazardous materials used or produced in operations and that this information be provided to employees, state and local government authorities, and citizens. We believe that we have conducted our operations in substantial compliance with OSHA requirements, including general industry standards, record keeping requirements and monitoring of occupational exposure to regulated substances.

In general, we expect industry and regulatory safety standards to become stricter over time, thereby resulting in increased compliance expenditures. While these expenditures cannot be accurately estimated at this time, we do not expect such expenditures will have a material adverse effect on our results of operations.

Employees

As of December 31, 2004, we had 166 employees who operate our facilities and provide general and administrative services.  The Paper, Allied Industrial, Chemical and Energy Workers International Union Local 5-372 represents 15 employees at the Partnership’s Siloam fractionation facility in South Shore, Kentucky.  The collective bargaining agreement with this Union expired on June 28, 2004 and a new agreement was signed on August 12, 2005. The agreement covers only hourly, non-supervisory employees. We consider labor relations to be satisfactory at this time.

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

ITEM 3.  LEGAL PROCEEDINGS

MarkWest Hydrocarbon, in the ordinary course of business, is a defendant in various lawsuits and a party to various other legal proceedings, some of which are covered in whole or in part by insurance.  In the opinion of management, none of these actions, either individually or in the aggregate, will have a material adverse effect on our financial condition, liquidity or results of operations.

The Company, the Partnership and several of its affiliates were served in early 2005 with two lawsuits captioned as follows:

Ricky J. Conn, et al. v. MarkWest Hydrocarbon, Inc. et al., (Floyd Circuit Court, Commonwealth of Kentucky, Civil Action No. 05-CI-00137), filed February 2, 2005, as Removed to the U.S. District Court for the Eastern District of Kentucky, Pikeville Division, Civil Action No. 7: 5-CV-67-DLB, on February 24, 2005.

Charles C. Reid, et al. v. MarkWest Hydrocarbon, Inc. et al., (Floyd Circuit Court, Commonwealth of Kentucky, Civil Action No. 05-CI-00156), filed February 8, 2005.

These actions assert claims for recovery for property and personal injury damages sustained as a result of a pipeline failure and ensuing explosion and fire occurring November 8, 2004 in a NGL pipeline owned by a third party, and leased and operated by the Partnership’s subsidiary, MarkWest Energy Appalachia, LLC.  The pipeline transported NGLs from the Maytown gas processing plant to the Partnership’s Siloam fractionator.  A subsequent ignition and fire from the leaked vapors resulted in property damage to five homes and injuries to some of the residents.  The cause of the pipeline failure, and resulting explosion and fire, is being investigated by the pipeline owner, the U.S. Department of Transportation, Office of Pipeline Safety and the Company.

While investigation into the incident and defense of the action continues, settlement has been reached with respect to several of the plaintiffs and claims, and at this time the Company believes that it has adequate insurance coverage for third-party property damage and personal injury liability resulting from the incident. The deductible for the insurance is $0.3 million, which has been accrued as a charge to operations in 2004.

The Company has also been involved in a lawsuit captioned Ross Bros. Construction v. MarkWest Hydrocarbon, Inc., (U.S. District Court Eastern District of Kentucky, Ashland Division, Civ. Action No. 01-CV-205).  This lawsuit involved the construction of the Siloam Kentucky plant and a dispute as to the monetary value of additional work beyond the contract’s lump sum price performed by the contractor.  This lawsuit involved a claim of approximately $700,000 in additional costs.  The Company was recently granted Summary Judgment on its defense asserting accord and satisfaction.  Plaintiffs have filed an appeal of the Summary Judgment to the U.S. Court of Appeals for the 6th Circuit.

The Company along with several other defendants are defending a lawsuit captioned Merrimans v. Atlas Gas Company, et al., (Columbia County Court of Common Pleas, Ohio, case number 2003 CV 0202).  This case involves a claim that propane or methane gas escaped into the basement of a residence and ignited causing injuries to the plaintiff.  The claim against the Company concerns proper oderization of propane product which plaintiff had used.  The Company denies plaintiff’s claims and among other defenses, the Company also asserts that the residential supplier had responsibility for proper oderization, and has filed a cross-claim for indemnity against such party, together with a third party complaint against such party’s insurer.  Discovery is continuing and settlement discussions are being pursued.  A trail date has been rescheduled several times but has been vacated and a trial date is presently unscheduled.  The Company is actively defending the action, and believes that it has valid defenses to plaintiff’s claims, and a valid cross-claim for indemnity against the residential supplier, and a bad faith claim against the insurer.  The court recently granted Summary Judgment in favor of the Company regarding its cross-claim for indemnification.  However, the Company is unable to determine at this time, whether it will ultimately be successful in its defenses with regard to the plaintiffs, its remaining bad faith claim, or any appeals of the Summary Judgment cross-claims in the action.  Notwithstanding, at this time, the Company believes that it has adequate insurance coverage for any liability resulting from the incident.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

There were no matters submitted to a vote of security holders during the fourth quarter of the year ended December 31, 2004.

PART II

ITEM 5.  MARKET FOR THE REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Our common stock trades on the American Stock Exchange (“AMEX”) national market under the symbol “MWP”.  As of September 9, 2005, there were 10,794,729 shares of common stock outstanding held by approximately 40 holders of record. The following table sets forth quarterly high and low sales prices as reported by the American Stock Exchange, as retroactively restated to give effect to the 2004 and 2003 stock dividends (see below), for the periods indicated, as well as the amount of cash dividends paid per share per quarter for 2004 and 2003.

Quarter Ended	High	Low	Dividend	Record Date	Payment Date

December 31, 2004	$18.18	$13.86	$0.068	February 9, 2005	February 21, 2005
September 30, 2004	$13.92	$10.45	$0.045	November 24, 2004	December 6, 2004
June 30, 2004	$12.00	$9.10	$0.023	August 5, 2004	August 19, 2004
March 31, 2004	$11.70	$9.20	$0.023	May 5, 2004	May 19, 2004

December 31, 2003	$11.94	$6.68	$—
September 30, 2003	$6.82	$6.18	$—
June 30, 2003	$6.76	$5.00	$—
March 31, 2003	$5.17	$4.47	$—

Dividend Policy

The Company does not have a formal dividend policy. However, the Company’s objective is to maintain a regular quarterly dividend.  Payment of dividends in the future will depend on our earnings, financial condition and contractual restrictions, including those under our bank line of credit or imposed by law and other factors deemed relevant by our Board of Directors.

Stock Dividends

On October 28, 2004, the Board of Directors declared a stock dividend of one share for each ten shares owned by stockholders of record as of the close of business on November 9, 2004.  The stock dividend was paid on November 19, 2004, with an ex-dividend date of November 5, 2004.

On July 10, 2003, the Board of Directors declared a stock dividend of one share for each ten shares owned by stockholders of record as of the close of business on July 31, 2003.  The stock dividend was paid on August 11, 2003, with an ex-dividend date of July 29, 2003.

ITEM 6.  SELECTED FINANCIAL DATA

The following table sets forth selected consolidated historical financial and operating data for MarkWest Hydrocarbon.  Certain prior year amounts have been reclassified to conform to the 2004 presentation. The selected consolidated statement of operations and balance sheet data for the years ended December 31, 2004, 2003 and 2002, and as of December 31, 2004 and 2003, are derived from, and are qualified by reference to, our audited Consolidated Financial Statements included elsewhere in this Form 10-K.  The selected consolidated statement of operations and balance sheet data set forth below for the years ended December 31, 2001 and 2000, and as of December 31, 2002, 2001 and 2000, have been derived from audited financial statements not included in this Form 10-K. You should read this in conjunction with Management’s Discussion and Analysis of Financial Condition and Results of Operations and our Consolidated Financial Statements and accompanying Notes included elsewhere in this Form 10-K.

On April 11, 2005, management, after discussion with the Audit Committee of our Board of Directors, determined that previously issued financial statements for the years ended December 31, 2002 and 2003 and for each of the first three quarters of 2003 and 2004 should be restated to reflect compensation expense attributable to the sale of subordinated Partnership units and interests in the Partnership’s general partner to certain employees and directors of MarkWest Hydrocarbon that occurred during 2002, 2003 and 2004.  These transactions were previously reflected as sales of assets.  In addition, an adjustment of $2.5 million was also made to restate restricted marketable securities from restricted cash.  Finally, the Company adjusted the income tax provision (benefit) for the restatement adjustments.

The Company has also restated revenue for 2003 by $0.1 million to record natural gas inventory at cost.  Previously the inventory was incorrectly identified as a pipeline imbalance and was recorded at market value.

Refer to Note 23, Restatement of Consolidated Financial Statements, to the consolidated financial statements in Item 8 of this Form 10-K for further information regarding the restatement of our previously issued financial statements.

	Year Ended December 31,
	2004	2003	2002	2001	2000
	(in thousands, except per share amounts and operating data)
		(as restated)(1)	(as restated)(1)
Statement of Operations Data:
Revenue	$460,113	$209,268	$155,787	$173,890	$217,567
Income (loss) from continuing operations	$(903)	$(22,420)	$(4,775)	$315	$8,493
Net income (loss)	$(903)	$(11,006)	$(3,009)	$2,810	$8,878
Earnings (loss) from continuing operations per share:
Basic	$(0.08)	$(2.17)	$(0.46)	$0.03	$0.83
Diluted	$(0.08)	$(2.17)	$(0.46)	$0.03	$0.83
Earnings (loss) per share:
Basic	$(0.08)	$(1.07)	$(0.29)	$0.27	$0.87
Diluted	$(0.08)	$(1.07)	$(0.29)	$0.27	$0.86
Weighted average shares outstanding:
Basic	10,686	10,328	10,285	10,259	10,227
Diluted	10,740	10,347	10,301	10,284	10,275

Balance Sheet Data (as of December 31):
Total assets	$593,574	$280,495	$257,503	$250,511	$147,287
Long-term debt	$225,000	$126,200	$64,223	$104,850	$43,000
Stockholders’ equity	$49,761	$50,914	$53,139	$69,033	$61,594

(1)  See note 23 in Notes to Consolidated Financial Statements.

Operating Data

	Year Ended December 31,
	2004	2003	2002	2001	2000

Operating Data:
Marketing:
NGL product sales (gallons) (1)	178,000,000	177,000,000	183,000,000	152,200,000	153,000,000

Wholesale:
NGL product sales (gallons) (2)	42,154,000	NA	NA	NA	NA

MarkWest Energy:
Southwest:
East Texas (3)
Gathering systems throughput (Mcf/d)	259,300	NA	NA	NA	NA
NGL product sales (gallons)	41,478,000	NA	NA	NA	NA

Oklahoma
Foss Lake gathering systems throughput (Mcf/d) (4)	60,900	57,000	NA	NA	NA
Arapaho NGL product sales (gallons) (5)	45,273,000	2,910,000	NA	NA	NA

Other
Appleby gathering systems throughput (Mcf/d) (6)	27,100	23,800	NA	NA	NA
Other gathering systems throughput (Mcf/d) (6)	17,000	20,500	NA	NA	NA
Lateral throughput volumes (Mcf/d) (7)	75,500	32,100	NA	NA	NA

Appalachia:
Natural gas processed for a fee (Mcf/d) (8)	203,000	202,0000	202,000	192,000	196,000
NGLs fractionated for a fee (Gal/day)	475,000	458,0000	476,000	423,000	406,000
NGL product sales (gallons)	42,105,000	40,305,0000	38,813,000	—	—

Michigan:
Natural gas processed for a fee (Mcf/d)	12,300	15,0000	13,800	8,800	11,000
NGL product sales (gallons)	9,818,000	11,800,000	11,100,000	8,000,000	9,200,000
Crude oil transported for a fee (Bbl/d) (9)	14,700	15,100	—	—	—

(1)   Represents sales at the Siloam fractionator.

(2)   Represents sales from our wholesale business.  Volumes are from the period since the Company started the line of business in February 2004.

(3)   The Partnership acquired its East Texas System in late July 2004.  Volumes are for the period of time the Partnership owned the facility during 2004.

(4)   The Partnership acquired its Foss Lake gathering system in December 2003.

(5)   The Partnership acquired its Arapaho processing plant in December 2003.

(6)   The Partnership acquired its Pinnacle gathering systems in late March 2003.

(7)   The Partnership acquired its Lubbock pipeline (a/k/a the Power-tex Lateral Pipeline) in September 2003 and its Hobbs lateral pipeline in April 2004.  The Lubbock and Hobbs pipelines are the only laterals the Partnership owns that produce revenue on a per-unit-of-throughput basis.  The Partnership receives a flat fee from its other lateral pipelines and, consequently, the throughput data from these lateral pipelines are excluded from this statistic.

(8)   Includes throughput from the Partnership’s Kenova, Cobb and Boldman processing plants.

(9)   The Partnership acquired its Michigan Crude Pipeline in December 2003.

ITEM 7.                             MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis relates to factors that have affected our consolidated financial condition and results of operations for the three years ended December 31, 2004, 2003 and 2002. In conjunction with the following discussion and analysis, you should also read our Consolidated Financial Statements and related Notes thereto and the Selected Financial Data included elsewhere in this Form 10-K.

Recent Developments

During the year ended December 31, 2003, we discontinued our exploration and production business.  Through a series of dispositions, we sold off substantially all of our U.S. and Canadian oil and gas properties.   For the years ended December 31, 2003 and 2002, revenues from our discontinued operations were $30.1 million and $31.5 million, respectively, and income (loss) from discontinued operations before income taxes was $2.1 million and $2.9 million, respectively.

The dispositions were as follows:

Sales of San Juan Basin Properties

During the second and third quarters of 2003, we completed the sale of our San Juan Basin (U.S.) oil and gas properties for net proceeds aggregating approximately $55.3 million. We recognized an aggregate net pretax gain of $23.3 million on these sales for the year ended December 31, 2003.  The proceeds from the sales were used for working capital and general corporate purposes.

Sales of Canadian Properties

During December 2003, we completed the sales of all of our Canadian oil and gas properties for net proceeds aggregating approximately $49.1 million. We recognized an aggregate pretax loss of $4.8 million on these sales for the year ended December 31, 2003. The proceeds from the sales were primarily used to pay off our remaining outstanding debt, exclusive of MarkWest Energy’s debt.

Sale of Eastern Michigan Properties

During December 2003, we completed the sale of certain oil and gas properties and related assets located in eastern Michigan for net proceeds of less than $0.1 million. We recognized a pretax loss of $1.8 million on the sale.

Prior to the fourth quarter of 2002, we classified our operations into two reportable segments - exploration and production and gathering, processing and marketing. With the formation and initial public offering of MarkWest Energy (the initial public offering closed on May 24, 2002), the subsequent change to the structure of our internal organization and discontinuance of our exploration and production business in 2003, the composition of our reportable segments changed.  Currently, our operations are classified into two reportable segments, - Managing MarkWest Energy and Marketing.

During the year ended December 31, 2004, we also continued to transform MarkWest Hydrocarbon into a company focused on growing MarkWest Energy. During 2004 and 2003, MarkWest Energy completed a number of acquisitions of midstream assets.

MarkWest Energy Acquisitions

East Texas System Acquisition.  In July 2004, the Partnership acquired natural gas gathering and processing assets located in east Texas for $240.7 million.  The assets consisted of approximately 210 miles of natural gas gathering system pipelines, natural gas gathering system pipelines currently under construction, 15 centralized compressor stations representing 74,000 horsepower of compression and a natural gas processing facility, also currently under construction.

Hobbs Lateral Pipeline Acquisition.  In April 2004, the Partnership acquired a lateral pipeline in Hobbs, New Mexico for approximately $2.3 million. The Hobbs lateral consists of a four-mile segment of 10-inch and 12-inch natural gas pipeline connecting the Northern Natural Gas interstate pipeline to Southwestern Public Service’s Cunningham and Maddox power generating stations in Hobbs, New Mexico.  The Hobbs lateral was recently expanded to a capacity of approximately 170 MMcf/d and throughput was approximately 42 MMcf/d for the nine months ended December 31, 2004 (since its acquisition).

Michigan Crude Pipeline Acquisition. On December 18, 2003, the Partnership completed the acquisition of approximately 250 miles of intrastate crude oil gathering pipeline, for $21.3 million in cash. The pipeline serves over 1,000 oil and gas wells on the Niagaran Reef Trend and has 487,000 barrels of storage capacity in 15 storage tanks. This acquisition further diversifies the Partnership’s lines of business with the addition of crude oil gathering and transportation services. The acquisition also provides the Partnership with the opportunity to leverage off its existing infrastructure and personnel in Michigan while adding additional fee-based cash flows.

Western Oklahoma Acquisition.  On December 1, 2003, MarkWest Energy completed the acquisition of substantially all of the assets of American Central Western Oklahoma Gas Company, LLC for approximately $38.0 million in cash. These assets include 167 miles of natural gas gathering pipeline, known as the Foss Lake gathering system, and the associated Arapaho gas processing plant in western Oklahoma. The Foss Lake gathering system, which, as of December 31, 2004, had a capacity of 65.0 MMcf/d, connects to approximately 270 wells. The Arapaho gas processing plant, as of December 31, 2004, had a capacity of 75.0 MMcf/d. By establishing a presence in Oklahoma, this acquisition significantly expanded the Partnership’s Southwest operations.

Lubbock Pipeline Acquisition. Effective September 2, 2003, MarkWest Energy completed the acquisition of an intrastate gas transmission pipeline and related assets near Lubbock, Texas, from Power-Tex Joint Venture, a subsidiary of ConocoPhillips, for $12.2 million in cash. This gas pipeline is the only connection between the Northern Natural Gas and El Paso interstate pipelines and the City of Lubbock.  This acquisition allowed the Partnership to further expand its operations in the Southwest with an additional lateral system while providing an added source of fee-based cash flows.

Pinnacle Merger. On March 28, 2003, the Partnership completed the acquisition of Pinnacle Natural Gas Company, or Pinnacle. The aggregate purchase price of $39.9 million was comprised of $23.4 million in cash plus the assumption of $16.6 million of bank indebtedness. The assets are primarily located in Texas and include three lateral natural gas pipelines and twenty natural gas gathering systems. One of the gathering systems was subsequently disposed of in December 2003 for an insignificant amount and two of which have been subsequently sold in 2004 for proceeds of approximately $0.1 million. The three lateral natural gas pipelines consist of approximately 67 miles of pipeline that deliver natural gas under firm contracts to power plants. This acquisition provided MarkWest Energy with a new area for growth in the Southwest and diversified its lines of business and revenues.

Initial and Subsequent Equity Offerings of MarkWest Energy Partners

Initial Public Offering

On May 24, 2002, MarkWest Hydrocarbon contributed most of the assets, liabilities and operations of its midstream business to the Partnership in exchange for 3,000,000 subordinated units, a 2% general partner interest in the Partnership, incentive distribution rights (as defined in the Partnership Agreement), and $63.5 million in cash (which was used to pay down bank debt).  The Partnership closed its initial public offering on that date selling 2,415,000 common units (including the underwriters’ exercise of their over-allotment option) for gross proceeds of $49.0 million and net proceeds (after fees and expenses) of $43.0 million.  Concurrent with its initial public offering the Partnership borrowed $21.4 million. MarkWest Energy’s limited partnership structure is designed to reduce its cost of capital thereby enhancing its ability to grow more efficiently.

Secondary Offering – January 12, 2004

On January 12, 2004, the Partnership completed a secondary offering of 1,100,444 common units, at $39.90 per unit for gross proceeds of $43.9 million.  In addition, of the 172,200 common units available to underwriters to cover over-allotments, 72,500 were sold for gross proceeds of $2.9 million.  Aggregate gross proceeds of $46.8 million were reduced by underwriters’ fees of $2.5 million and professional fees and other offering costs of $1.3 million, resulting in net proceeds of $43.0 million.  The net proceeds of $43.0 million and the $0.9 million contributed by the general partner to maintain its 2% interest resulted in total net proceeds associated with the offering of $43.9 million.  The funds were used to repay a portion of the outstanding indebtedness under the Partnership’s credit facility.

Secondary Offering – September 21, 2004

On September 21, 2004, the Partnership priced its offering of 2,157,395 common units at $43.41 per unit.  Of the 2,157,395 common units, 2,000,000 were sold by the Partnership for gross proceeds of $86.8 million. The remaining 157,395 were sold by certain selling unitholders, proceeds of which have been retained by them.  In connection with the over-allotment provisions of the underwriting agreement, the Partnership issued an additional 323,609 common units for gross proceeds of $14.1 million.  Aggregate gross proceeds of $100.9 million were reduced by underwriters’ fees of $4.8 million and professional fees and other offering costs of $0.4 million, resulting in net proceeds of $95.7 million. The net proceeds of $95.7 million and the $2.1 million contributed by the general partner to maintain its 2% interest resulted in total net proceeds associated with the offering of $97.8 million, which were used to repay a portion of the outstanding indebtedness under the Partnership’s amended and restated credit facility.

Private Placement – June 27 and July 10, 2003

The Partnership sold 375,000 common units in two installments at a price of $26.23 per unit in a private placement to certain accredited investors. The first installment of 300,031 units was completed on June 27, 2003, for proceeds of approximately $7.9 million. The second installment of 74,969 units was completed on July 10, 2003, for proceeds of approximately $1.9 million. Transaction costs for both installments were less than $0.1 million. The Partnership’s general partner paid its pro rata contribution in July 2003 after the second installment was completed.

Private Placement – July 30, 2004

The Partnership sold 1,304,438 common units in a private placement to certain accredited investors for $34.50 per common unit that resulted in gross proceeds of $45.0 million.  The aggregate gross proceeds of $45.0 million were reduced by offering costs of $0.9 million resulting in net proceeds of $44.1 million.  The net proceeds of $44.1 million and the $0.9 million contributed by the general partner to maintain its 2% interest resulted in total net proceeds associated with the private placement of $45.0 million.

Our Ownership in MarkWest Energy Partners

As of December 31, 2004, MarkWest Hydrocarbon’s partnership interests consisted of the following:

•      2,469,496 subordinated units, representing a 23% limited partner interest in the Partnership; and a

•      90% ownership interest in the general partner of the Partnership. The general partner owns a 2% general partner interest in the Partnership.

MarkWest Hydrocarbon’s consolidated financial statements reflect the consolidation of MarkWest Energy, with the public unitholders’ interest being reflected as a non-controlling interest in the consolidated statement of operations and in the consolidated balance sheet.

Our Contracts

Excluding the revenues and gross margins derived by MarkWest Energy, the majority of our revenues and gross margins are generated from providing processing services, and from our marketing of NGLs and, to a lesser extent, natural gas.  As compensation for providing processing services to Appalachian producers, we earn a fee and receive title to the NGLs produced.  In return, we are required to replace, in dry natural gas, the energy content of the NGLs extracted.  This Btu replacement obligation is referred to in the industry as a “keep-whole” arrangement.  In keep-whole arrangements, our principal cost associated with the arrangement is the replacement of the Btus extracted from the gas stream in the form of NGLs or consumed as fuel during processing, with dry gas of an equivalent Btu content.  The spread between the NGL product sales price and the purchase price of the replacement natural gas with an equivalent Btu content is called the “frac spread.”  In the event natural gas becomes more expensive, on a Btu equivalent basis, when compared to the sales price of NGL products, the cost of keeping the producer “whole”, could result in operating losses.

Our keep-whole contracts expose us to commodity price risk, both on the sales side (of NGLs) and on the purchase side (of natural gas), which may increase the volatility of our marketing results and cash flows.  However, in September, 2004, we entered into several new and amended agreements with one of the largest Appalachia producers, which allow us to significantly reduce our exposure to commodity price risk for approximately 25% of our keep-whole gas volumes. Under these agreements, the Company is limited in the amount of costs it would have to pay to the producer in the event natural gas becomes more expensive than NGLs, thereby mitigating the risk of incurring operating losses.

MarkWest Energy Contracts

The Partnership generates the majority of its revenues and gross margin from natural gas gathering, processing and transmission, NGL transportation, fractionation and storage, and crude oil gathering and transportation.  In the Partnership’s current areas of operations, it has a combination of contract types.  In many cases, the Partnership provides services under contracts that contain a combination of more than one of the arrangements described below.  While all of these services constitute midstream energy operations, the Partnership provides its services pursuant to five different types of contracts:

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

•      Percent-of-proceeds contracts.  Under percent-of-proceeds contracts, the Partnership generally gathers and processes natural gas on behalf of producers, sells the resulting residue gas and NGLs at market prices and remits to producers an agreed upon percentage of the proceeds based on an index price.  In other cases, instead of remitting cash payments to the producer, MarkWest Energy delivers an agreed upon percentage of the residue gas and NGLs to the producer and sells the volumes it keeps to third parties at market prices. Under these types of contracts, the Partnership’s revenues and gross margins increase as natural gas prices and NGL prices increase, and its revenues and gross margins decrease as natural gas prices and NGL prices decrease.

•      Percent-of-index contracts.  Under percent-of-index contracts, the Partnership generally purchases natural gas at either (1) a percentage discount to a specified index price, (2) a specified index price less a fixed amount or (3) a percentage discount to a specified index price less an additional fixed amount. MarkWest Energy then gathers and delivers the natural gas to pipelines where it resells the natural gas at the index price.  With respect to (1) and (3) above, the gross margins the Partnership realizes under the arrangements decrease in periods of low natural gas prices because these gross margins are based on a percentage of the index price.  Conversely, our gross margins increase during periods of rising natural gas prices.

•      Keep-whole contracts.  Under keep-whole contracts, the Partnership gathers natural gas from the producer, processes the natural gas and sells the resulting NGLs to third parties at market prices.  Because the extraction of the NGLs from the natural gas during processing reduces the Btu content of the natural gas, the Partnership must either purchase natural gas at market prices for return to producers or make cash payment to the producers equal to the energy content of this natural gas. Accordingly, under these arrangements, the Partnership’s revenues and gross margins increase as the price of NGLs increase relative to the price of natural gas, and its revenues and gross margins decrease as the price of natural gas increases relative to the price of NGLs.

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

•       Settlement margin.  Typically, the terms of the Partnership’s East Texas System gathering arrangements specify that it is allowed to retain a fixed percentage of the volume gathered to cover the compression fuel charges and deemed line losses.  To the extent the East Texas System is operated more efficiently than provided for by contracted allowances, MarkWest Energy is entitled to retain the difference for its own account.

•       Condensate sales.  During the gathering process, thermodynamic forces contribute to changes in operating conditions of the natural gas flowing through the pipeline infrastructure.  As a result, hydrocarbon dew points are reached, causing condensation of hydrocarbons in the high-pressure pipelines.  The East Texas System sells the condensate collected in the system at a monthly crude-oil based price.

In the Partnership’s current areas of operations, it has a combination of contract types and limited keep-whole arrangements.  In many cases, the Partnership provides services under contracts that contain a combination of more than one of the arrangements described above. The terms of the Partnership’s contracts vary based on gas quality conditions, the competitive environment at the time the contracts are signed and customer requirements. Our contract mix and, accordingly, our exposure to natural gas and NGL prices, may change as a result of changes in producer preferences, the Partnership’s expansion in regions where some types of contracts are more common and other market factors.  Any change in mix will impact our financial results.

At December 31, 2004, the Partnership’s primary exposure to keep-whole contracts was limited to our Arapaho (Oklahoma) processing plant and our East Texas processing contracts.  At the Arapaho plant inlet, the Btu content of the natural gas meets the downstream pipeline specifications; however, we have the option of extracting NGLs when the processing margin environment is favorable.  In addition, approximately half, as measured in volumes, of the related gas gathering contracts include additional fees to cover plant operating costs, fuel costs and shrinkage costs in a low processing margin environment.  Because of our ability to operate the plant in several recovery modes, including turning it off, coupled with the additional fees provided for in the gas gathering contracts, our overall keep-whole contract exposure is limited to a portion of the operating costs of the plant.

For the year ended December 31, 2004, the Partnership generated the following percentages of its revenue and gross margin from the following types of contracts:

	Fee-Based	Percent-of Proceeds(1)	Percent-of Index(2)	Keep-Whole(3)	Total
Revenue	17%	14%	27%	42%	100%
Gross Margin	56%	9%	25%	10%	100%

(1)  Includes other types of contracts tied to NGL prices.

(2)  Includes other types of contracts tied to natural gas prices.

(3)  Includes other types of contracts tied to both NGL and natural gas prices.

Restatement of Financial Statements

We have determined that, in certain cases, we did not comply with generally accepted accounting principles in the preparation of our 2002 and 2003 consolidated financial statements and, accordingly, we have restated our 2002 and 2003 annual financial statements through the filing of this Form 10-K.  The Company has also filed Form 10-Q/A’s for the first three quarters of 2004 to restate its quarterly financial statements for 2003 and 2004.

The restatements result from MarkWest Hydrocarbon’s sale of a portion of its subordinated Partnership units and interest in the Partnership’s general partner to certain employees and directors from 2002 through 2004.  MarkWest Hydrocarbon had historically recorded the sale of the subordinated Partnership units and interests in the general partner to certain of the Company’s employees and directors as a sale of an asset.  These arrangements are referred to as the Participation Plan.  However, the Company determined that these transactions should be accounted for as compensatory arrangements, consistent with the guidance in APB No. 25, Accounting for Stock Issued to Employees and EITF No. 95-16, Accounting for Stock Compensation Arrangements with Employer Loan Features under APB Opinion No. 25.  This guidance requires the Company to record compensation expense based on the market value of the subordinated Partnership units and the formula value of the general partner interests held by the employees and directors at the end of each reporting period.  The formula value is the amount MarkWest Hydrocarbon would pay to repurchase the interests if the employee exercises its put option or the Company exercises its call option for the interests held by the employees and directors.  In addition to these adjustments, we have also made an adjustment to record natural gas inventory at cost in the fourth quarter of 2003.  Previously, the inventory was incorrectly identified as a pipeline imbalance and was recorded at fair value.  We have also adjusted non-controlling interest in consolidated subsidiary to reflect the portion of the restatement adjustments attributable to the non-controlling interest in MarkWest Energy Partners, and to eliminate the effect of the subordinated units and general partner interests owned by the employees and directors which were previously accounted for as non-controlling interest.  Income taxes have been adjusted to reflect the tax effect of these restatement adjustments.  The impact of these restatements was to increase net loss by $1.1 million for the year ended December 31, 2003 and $0.2 million for the year ended December 31, 2002.

In addition, the Company has restated its financial position by decreasing its originally reported assets and liabilities and equity by $0.2 million at December 31, 2003, the details of which are shown in Note 23, Restatement of Consolidated Financial Statements, to the consolidated financial statements in Part II, Item 8 of this Form 10-K.

The information contained in this Managements Discussion and Analysis of Financial Condition and Results of Operations has been changed to reflect these restatement adjustments.  All amounts reported in this Managements Discussion and Analysis of Financial Condition and Results of Operations are as restated, unless otherwise stated.

Segments

The Company’s operations are classified into two reportable segments:

(1)   Managing MarkWest Energy —The Company operates MarkWest Energy, a publicly traded limited partnership engaged in the gathering, processing and transmission of natural gas, the transportation, fractionation and storage of natural gas liquids, and the gathering and transportation of crude oil.

(2)   Marketing —The Company sells its equity and third party NGLs, purchases third party natural gas and sells its equity and third-party natural gas.  Since February 2004, the Company is also engaged in the wholesale marketing of propane.

During 2003, the Company discontinued its exploration and production business segment.

Results of Operations

Year Ended December 31, 2004 Compared to the Year Ended December 31, 2003

	Marketing	MarkWest Energy	Eliminating Entries	Total
	(in thousands)
Year Ended December 31, 2004:
Revenues	$218,337	$301,314	$(59,538)	$460,113

Purchased product costs	185,951	211,534	(34,224)	363,261
Facility expenses	23,983	29,911	(25,314)	28,580
Selling, general and administrative expenses	11,999	16,133	—	28,132
Depreciation	1,339	15,556	—	16,895
Amortization of intangible assets	—	3,640	—	3,640
Accretion of asset retirement obligation	2	13	—	15
Impairments	—	130	—	130
Total operating expenses	223,274	276,917	(59,538)	440,653

Operating income (loss)	$(4,937)	$24,397	$—	$19,460

Year Ended December 31, 2003(as restated)(1):
Revenues	$142,569	$117,430	$(50,731)	$209,268

Purchased product costs	142,633	70,832	(25,921)	187,544
Facility expenses	25,304	20,463	(24,810)	20,957
Selling, general and administrative expenses	7,267	8,598	—	15,865
Depreciation	1,247	7,548	—	8,795
Impairments	1,039	1,148	—	2,187
Total operating expenses	177,490	108,589	(50,731)	235,348

Operating income (loss)	$(34,921)	$8,841	$—	$(26,080)

	Year Ended December 31,
	2004	2003 (as restated) (1)
	(in thousands)
Operating income (loss)	$19,460	$(26,080)
Interest income	647	106
Interest expense	(9,383)	(4,347)
Amortization of deferred financing costs	(5,281)	(2,104)
Dividend income	259	—
Miscellaneous income (expense)	788	(92)
Income (loss) from continuing operations before non-controlling interest in net income of consolidated subsidiary and income taxes	6,490	(32,517)

Provision (benefit) for income taxes	78	(13,085)

Non-controlling interest in net income of consolidated subsidiary	(7,315)	(2,988)

Loss from continuing operations	$(903)	$(22,420)

(1)  See Note 23 in Notes to Consolidated Financial Statements.

Marketing

Revenues.  Revenues increased $75.8 million, or 53%, over 2003 revenue primarily due to increases in NGL product sale prices and a 4% increase in volumes in Appalachia, which combined to increase revenue by approximately $37.1 million.  In addition, revenue increased $33.2 million due to the commencement of a wholesale propane marketing business in 2004.  Revenues in 2003 was reduced by losses on crude oil derivatives of $15.9 million, which effects the comparison from year to year.  These increases were offset, in part, by a decrease in third party NGL sales of $10.1 million as a result of the sale of the two terminals in 2003.

Purchased Product Costs.  Purchased product costs increased $43.3 million, or 30%, in 2004 primarily due to costs from our wholesale propane marketing business introduced in 2004 adding $32.6 million and an increase in product costs from our Appalachian natural gas liquids business of $20.1 million as a result of a 4% increase in volume and an increase in price of 27%.  These increases were offset in part by a decrease in third party NGL product costs of $10.2 million as a result of the sale of the two terminals in 2003.

Facility Expenses.  Facility expenses decreased by approximately $1.3 million, or 5%, as a result of a decrease in costs associated with two terminals in Appalachia that were sold in 2003.

Selling, general and administrative expenses.  Selling, general and administrative expenses increased by $4.7 million, or 65%, as a result of stock option compensation of $2.0 million, increased incentive compensation and severance related expenses of $1.0 million and an increase in Sarbanes Oxley compliance expenses and audit fees of $0.9 million.  In addition, compensation expense resulting from the sale of the subordinated Partnership units and interests in the general partner to certain of MarkWest Hydrocarbon’s employees and directors from 2002 through 2004 increased selling, general and administrative expenses by $1.0 million.  These increases were partially offset by a decrease in selling, general and administrative expenses attributed to discontinued operations that were sold in 2003.

Depreciation.  The increase in depreciation expense of $0.1 million, or 7%, was principally due to the increase in software and hardware additions associated with the upgrade of our information technology infrastructure as well as the acceleration of deprecation of our facilities in Michigan to more closely match our declining reserves.

Impairments.  Impairments decreased by $1.0 million, or 100%, as a result of a 2003 write down in the value of the Company’s remaining western Michigan oil and gas operations.

MarkWest Energy

Revenues.  2004 Revenues were higher than our 2003 revenues primarily due to the Partnership’s 2003 and 2004 acquisitions, which increased its revenues by $168.6 million.  The increase was also due to higher Appalachia NGL product sales prices and volumes, which increased revenues by $9.5 million.  In addition, higher margins due to higher gas prices in the Southwest, along with increased Southwest processing margins from an increase in liquid prices, contributed $6.3 million.  These increases were partially offset by a reduction in the Partnership’s Michigan Pipeline throughput volumes, which decreased revenue by $0.5 million.

Purchased Product Costs.  Purchased product costs were higher in 2004 by $140.7 million primarily due to the Partnership’s late 2003 and 2004 acquisitions, which increased its purchased product costs by $128.3 million.  The remainder of the increase is primarily attributable to price and volume increases for our Appalachia NGL product sales.  Price increases contributed $7.8 million and volume increases contributed an additional $4.6 million to purchased product costs.

Facility Expenses.  Facility expenses increased approximately $9.4 million during 2004 relative to the same period in 2003 primarily due to the Partnership’s 2003 and 2004 acquisitions.

Selling, General and Administrative Expenses.  Selling, general and administrative expenses increased by $7.5 million during the year ended December 31, 2004 compared to 2003 because MarkWest Hydrocarbon was contractually limited in the amount it could charge the Partnership to $4.9 million annually, from May 24, 2002, the date of the Partnership’s initial public offering, through May 23, 2003.  In addition, selling, general and administrative expenses have increased due to increased administrative costs of $2.1 million associated with the Partnership’s acquisitions, increased Sarbanes-Oxley compliance related expenses and audit fees of $1.4 million, an increase in incentive compensation and severance expense of $1.0 million and professional services costs of $0.8 million.  In addition, the allocation of compensation expense to the Partnership resulting from the sale of the subordinated Partnership units and interests in the Partnership’s general partner to certain of MarkWest Hydrocarbon’s employees and directors from 2002 through 2004 increased selling, general and administrative expenses by $1.4 million.  The charge did not affect management’s determination of the Partnership’s distributable cash flow for any period, and did not affect net income attributed to the limited partners.

Depreciation.  Depreciation expense increased during 2004 primarily due to the Partnership’s 2003 and 2004 acquisitions, which increased depreciation by approximately $5.4 million.  Additionally, commencing January 1, 2004 the Partnership accelerated the rate of depreciation of its Michigan gathering pipeline and processing plant by reducing the estimated useful lives of the related assets from 20 years to 15 years to more closely match expected lives of contractually dedicated reserves behind the Partnership’s facilities.

Amortization of Intangible Assets.  Amortization expense increased during 2004 primarily due to the East Texas System acquisition in July 2004.  On July 30, 2004, the Partnership completed the acquisition of American Central Eastern Texas’ Carthage gathering system and gas processing assets located in east Texas for approximately $240.7 million.  Of the total purchase price, $165.4 million was allocated to customer contracts, of which $3.4 million was amortized during 2004.

Impairments.  During the fourth quarter of 2004, the Partnership recorded a write-off of $0.1 million of costs associated with an isomerization unit taken out of service.  During the fourth quarter of 2003, the Partnership’s general partner’s board of directors approved a plan to replace the Partnership’s existing Cobb extraction facility with a new facility.  Consequently, in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 144, Accounting for the Impairment or Disposal of Long Lived Assets, the Partnership wrote down the carrying value of the current Cobb facility by $1.1 million to its estimated fair value.

Other Income and Expenses

Interest Expense.  Interest expense increased $5.0 million, or 116%, during 2004 relative to 2003 primarily due to increased debt levels resulting from the Partnership’s financing of its 2003 and 2004 acquisitions.  A significant amount of the Partnership’s 2004 acquisitions were financed through additional borrowings under its credit facility and the issuance of its senior notes.

Amortization of deferred financing costs.  The increase in amortization of deferred financing costs in 2004 relative to 2003 primarily is attributable to the debt refinancings completed in 2004 as well as an increase in deferred financing cost as a result of the issuance of the Partnership’s senior notes.  During 2004, we amortized approximately $5.2 million of deferred financing costs related to debt issuance costs incurred to finance the Partnership’s 2004 acquisitions, of which $1.5 million represented accelerated amortization due to the refinancing of the Partnership’s credit facility in July and again in October 2004.  Deferred financing costs are being amortized over the estimated term of the related obligations, which approximates the effective interest method.

Dividend income.  Dividend income increased to $0.3 million during 2004 as a result of investments in marketable securities of midstream master limited Partnerships.  The Company did not have these investments in 2003.

Income from Discontinued Operations. The income from discontinued operations in 2003 is primarily attributable to the net gain on sales of our oil and gas properties during 2003.

Provision (benefit) for Income taxes.  The Company’s results of operations reflected a $0.1 million provision for 2004 compared to a $13.1 million benefit for 2003.  The change was due primarily to the $34.7 million increase in earnings from continuing operations, including non-controlling interest in net income of consolidated subsidiary.

Non-controlling interest in net income of consolidated subsidiary.  Non-controlling interest in net income of consolidated subsidiary increased by $4.3 million, or 145%, as a result of the increase in earnings of MarkWest

Energy and an increase in ownership of non-controlling interests commensurate with private placements and public offerings to finance acquisitions.

Year Ended December 31, 2003 Compared to the Year Ended December 31, 2002

	Marketing	MarkWest Energy	Eliminating Entries	Total
	(in thousands)
Year Ended December 31, 2003 (as restated)(1):
Revenues	$142,569	$117,430	$(50,731)	$209,268

Purchased product costs	142,633	70,832	(25,921)	187,544
Facility expenses	25,304	20,463	(24,810)	20,957
Selling, general and administrative expenses	7,267	8,598	—	15,865
Depreciation	1,247	7,548	—	8,795
Impairments	1,039	1,148	—	2,187
Total operating expenses	177,490	108,589	(50,731)	235,348

Operating income (loss)	$(34,921)	$8,841	$—	$(26,080)

Year Ended December 31, 2002 (as restated)(1):
Revenues	$112,049	$70,246	$(26,508)	$155,787

Purchased product costs	100,334	38,906	(11,714)	127,526
Facility expenses	16,838	15,101	(14,794)	17,145
Selling, general and administrative expenses	4,203	5,411	—	9,614
Depreciation	1,036	4,980	—	6,016
Total operating expenses	122,411	64,398	(26,508)	160,301

Operating income (loss)	$(10,362)	$5,848	$—	$(4,514)

	Year Ended December 31,
	2003 (as restated) (1)	2002 (as restated) (1)
	(in thousands)
Operating loss	$(26,080)	$(4,514)
Interest income	106	65
Interest expense	(4,347)	(2,474)
Amortization of deferred financing costs	(2,104)	(4,343)
Gain on sale of non-operating assets	—	5,454
Miscellaneous expense	(92)	(73)
Loss from continuing operations before income taxes and non-controlling interest in net income of consolidated subsidiary	(32,517)	(5,885)

Benefit for income taxes	(13,085)	(3,057)

Non-controlling interest in net income of consolidated subsidiary	(2,988)	(1,947)

Loss from continuing operations	$(22,420)	$(4,775)

(1)  See Note 23 in Notes to Consolidated Financial Statements.

Marketing

Revenues. The increase of $30.5 million, or 27%, to revenues was primarily due to a $41.4 million increase in our NGL products sales prices in Appalachia offset by approximately $11.2 million in hedge losses above 2002 levels.

Purchased Product Costs.  Purchased product costs increased by $42.3 million, or 42%, in 2003 primarily due to an increase in the weighted average price of our Appalachian replacement natural gas from our keep-whole and percent-of-proceeds contract based business.

Facility Expenses.  Facility expenses increased $8.5 million during 2003 primarily due to the Partnership’s 2003 acquisitions, which added $3.2 million.  Increased fuel expenses in Appalachia and increased throughput at the Partnership’s Michigan operations also increased facility expenses.

Selling, general and administrative expenses.  Selling, general and administrative expenses increased $3.1 million, or 73%, because MarkWest Hydrocarbon was contractually limited in the amount it could charge the Partnership to $4.9 million annually, from May 24, 2002, the date of the Partnership’s initial public offering, through May 23, 2003.  In addition, the allocation of compensation expense to the Partnership resulting from the sale of subordinated Partnership units and interests in the general partner to certain of MarkWest Hydrocarbon’s employees and directors from 2002 through 2003 increased selling, general and administrative expenses by $0.3 million.

Depreciation.  The increase in depreciation expense of $0.2 million, or 20%, was principally due to computer and software additions related to the upgrade of our information technology infrastructure.

Impairments.  Impairments decreased by $1.0 million, or 100%, as a result of a 2003 write down in the value of the Company’s remaining western Michigan oil and gas operations.

MarkWest Energy

Revenues.  The Partnership’s 2003 revenues were higher than its 2002 revenues primarily due to its 2003 acquisitions, which increased its revenues by $54.8 million, partially offset by the impact of the terms of the new contracts entered into by the Partnership with MarkWest Hydrocarbon concurrent with the closing of its May 2002 initial public offering.

Purchased Product Costs.  Purchased product costs were higher in 2003 by $31.9 million primarily due to the Partnership’s 2003 acquisitions, which increased its purchased product costs by $44.8 million, partially offset by the impact of the terms of the new contracts entered into by the Partnership with MarkWest Hydrocarbon concurrent with the closing of its May 2002 initial public offering.

Facility Expenses.  Facility expenses increased $5.4 million during 2003 primarily due to the Partnership’s 2003 acquisitions, which added $3.2 million.  Increased fuel expenses in Appalachia and increased throughput at the Partnership’s Michigan operations also increased facility expenses.

Selling, general and administrative expenses.  Selling, general and administrative expenses increased $3.2 million, or 59%, principally due to increased non-cash, phantom unit compensation expense, a result of an increase in the Partnership’s common unit price and the number of units granted and vested during 2003, and the Partnership’s incremental costs associated with being a publicly traded company.  In addition, the allocation of compensation expense to the Partnership resulting from the sale of subordinated Partnership units and interests in the general partner to certain of MarkWest Hydrocarbon’s employees and directors from 2002 through 2003 increased selling, general and administrative expenses by $0.8 million.

Depreciation.  Depreciation expense increased $2.6 million, or 52%, during 2003 primarily due to the Partnership’s 2003 acquisitions.

Impairments.  During the fourth quarter of 2003, the Partnership’s general partner’s board of directors approved a plan to replace its existing Cobb extraction facility with a new facility.  Consequently, in accordance with SFAS No. 144, Accounting for the Impairment or Disposal of Long Lived Assets, the Partnership wrote down the carrying value of the current Cobb facility by $1.1 million to its estimated fair value.

Other Income and Expenses

Interest expense.  The increase to interest expense of $1.9 million, or 76%, was primarily attributable to borrowings by MarkWest Energy to finance its 2003 acquisitions.

Amortization of Deferred Financing Costs.  Amortization of deferred financing costs was $2.1 million for the year ended December 31, 2003, compared to $4.3 million for the year ended December 31, 2002, a decrease of 52%.  The 2003 write-down of deferred financing costs eliminated the remaining deferred financing costs associated with the MarkWest Hydrocarbon credit facility that was terminated in December 2003.

Income from Discontinued Operations. The increase to income from discontinued operations is primarily attributable to the net gain on sales of our oil and gas properties during 2003.

Income tax benefit.  Income tax benefit increased $10.0 million for the year ended December 31, 2003, compared to the same period in 2002, due primarily to the $27.7 million increase in loss from continuing operations, including non-controlling interest in net income of consolidated subsidiary.

Non-controlling interest in net income of consolidated subsidiary.  Non-controlling interest in net income of consolidated subsidiary increased by $1.0 million, or 53%, as a result of the increase in earnings of MarkWest Energy and an increase in ownership of non-controlling interests commensurate with private placements and public offerings to finance acquisitions.

Seasonality

A portion of our revenue and, as a result, our gross margin, is dependent upon the sales prices of natural gas and NGL products, particularly propane, and the purchase price of natural gas, both of which fluctuate with winter weather conditions, and other changes in supply and demand.  The strongest demand for propane and the highest propane sales margins generally occur during the winter heating season.  As a result, we historically recognize a significant amount of our annual income during the first and fourth quarters of the year.

Liquidity and Capital Resources

MarkWest Hydrocarbon

Our primary source of liquidity to meet operating expenses and fund capital expenditures is cash flow from operations, principally from the marketing of natural gas and NGLs, and quarterly distributions received from MarkWest Energy.  Based on current volume, price and expense assumptions, we expect cash on hand, cash flow from operations and distributions from the Partnership to fund our operations and capital expenditures in 2005.  Most of our future capital expenditures are discretionary in nature.  During 2005, we have budgeted $0.8 million for capital expenditures, consisting principally of computer hardware and software.

We had $3.6 million in unrestricted cash on hand and $14.8 million in marketable securities at December 31, 2004, exclusive of MarkWest Energy’s $24.3 million cash on hand.  Exclusive of MarkWest Energy’s debt, we had no debt outstanding as of December 31, 2004.  In February 2004, we disbursed approximately $4.8 million to pay a special one-time dividend of $0.45 per share to our common stockholders. In May 2004, we disbursed approximately $0.2 million to pay the first quarter dividend of $0.023 per common share to our common shareholders. On August 19, 2004, we disbursed approximately $0.2 million to pay the second quarter dividend of $0.023 per share to our common stockholders.  On December 6, 2004, we disbursed approximately $0.5 million to pay the third quarter dividend of $0.05 per share of our common stock.  On January 21, 2005, our Board of Directors announced that it declared a quarterly cash dividend of $0.075 per share of our common stock.  The dividend was paid on February 21, 2005, to the stockholders of record as of the close of business on February 9, 2005.  We disbursed $0.8 million to pay this dividend.    On April 28, 2005, our Board of Directors announced that it declared a quarterly cash dividend of $0.10 per share of our common stock.  The dividend was paid on May 23, 2005, to the stockholders of record as of the close of business on May 16, 2005.  We disbursed $1.1 million to pay this dividend.  On July 22, 2005, our Board of Directors announced that it declared a quarterly cash dividend of $0.10 per share of our common stock.  The dividend was paid on August 22, 2005 to the stockholders of record as of the close of business on August 15, 2005.  We disbursed $1.1 million to pay this dividend.

We own 90% of the general partner of MarkWest Energy.  The general partner of MarkWest Energy owns the 2% general partner interest and all of the incentive distribution rights.  The incentive distribution rights entitle us to receive an increasing percentage of cash distributed by the Partnership as certain target distribution levels are reached. Specifically, they entitle us to receive 13% of all cash distributed in a quarter after each unit has received $0.55 for that quarter, 23% of all cash distributed after each unit has received $0.625 for that quarter and 48% of all cash distributed after each unit has received $0.75 for that quarter. For the year ended December 31, 2004, we received $7.1 million in distributions for our subordinated units, and the general partner received $1.8 million, including $1.3 million representing payments on incentive distribution rights. If the Partnership continues to grow and increase its quarterly distributions per limited partner unit, we expect our distributions to increase accordingly.  If the partnership distribution remains at its current level of $0.80 per limited unit per quarter, we expect to receive $7.9 million in distributions for our subordinated units and we expect the general partner to receive $4.4 million, including $3.7 million representing payments on incentive distribution rights, for the year ended December 31, 2005.

Cash flows generated from our marketing operations are subject to volatility in energy prices, especially prices for NGLs and natural gas. Our cash flows are enhanced in periods when the prices received for NGLs are high relative to the price of natural gas we purchase to satisfy our “keep-whole” contractual arrangements in Appalachia, and are reduced in periods when the prices received for NGLs are low relative to the price of natural gas we purchase to satisfy such contractual arrangements.  Under “keep-whole” contracts, we retain and sell the NGLs produced in our processing operations for third-party producers, and then reimburse or “keep whole” the producers for the energy content of the NGLs removed through the re-delivery to the producers of an equivalent amount (on a Btu basis) of dry natural gas. Generally, the value of the NGLs extracted is greater than the cost of replacing those Btus with dry gas, resulting in positive operating margins under these contracts. Periodically, when natural gas becomes more expensive, on a Btu equivalent basis, than NGL products, the cost of keeping the producer “whole” can result in operating losses. We entered into several new and amended agreements in September with one of the largest Appalachia producers that allow us to significantly reduce our exposure to commodity price risk for approximately 25% of our keep-whole gas volumes.  Under these agreements, the Company is limited on the amount of costs it would have to pay to the producer in the event natural gas becomes more expensive than NGL product sales price, thereby mitigating the risk of incurring operating losses.  In connection with these agreements, we paid $3.3 million of consideration to the producer that is being amortized as additional cost of the gas purchased over the term of the contracts, October 1, 2004 through February 9, 2015.  For the year ended December 31, 2004, our loss from continuing operations before income taxes was $0.8 million compared with a loss from continuing operations before income taxes of $35.5 million for the same period in 2003.  The improvement in income from operations was due, in part, to a favorable pricing environment in 2004.

Debt

On October 25, 2004, we entered into a $25.0 million senior credit facility with a term of one year.  The $25.0 million revolving facility has a variable interest rate based on the base rate, which is equal to the higher of a) the Federal Funds Rate plus ½ of 1%, and b) the rate of interest in effect for such day as publicly announced from time to time by the Administrative Agent as its prime rate, plus the applicable rate, which is based on a utilization percentage.  The amount available to be drawn under the credit facility is based upon the amount of our eligible accounts receivable and inventory.  We are required to pay a commitment fee equal to the applicable rate (as defined in the agreement and determined by a utilization percentage) times the actual daily amount by which the aggregate commitment exceeds the sum of (i) the outstanding amount of loans plus (ii) the outstanding amount of our letter of credit obligations.  Substantially all of our assets and our subsidiaries (other than excluded MarkWest Energy’s entities) are pledged to the lender to secure the repayment of the outstanding borrowings under the credit facility.  The proceeds from this facility are expected to be used to finance inventory and accounts receivable and to support letters of credit issued by the lender.

In connection with the credit facility, we are subject to a number of restrictions on our business, including restrictions on our ability to grant liens on assets; merge, consolidate or sell assets; incur indebtedness; make acquisitions; engage in other businesses; enter into operating leases; enter into certain swap contracts; engage in transactions with affiliates; make dispositions; make restricted payments, distributions and redemptions and other usual and customary covenants.  As of December 31, 2004, we had no outstanding borrowings and we had a borrowing capacity of $19.0 million.  At December 31, 2004, $6.0 million of this facility was used for a letter of credit issued in support of one of our producer agreements.

The credit facility also contains covenants requiring the Company to maintain:

•     a positive consolidated EBITDA (including cash distributions from the Partnership) for the four consecutive fiscal quarters most recently completed;

•     a minimum net worth of $40.0 million plus 50% of proceeds of equity issued subsequent to October 25, 2004; and

•     a minimum available cash and marketable securities reserve of $15.0 million, which is to be reduced to zero in the event we restructure a keep-whole contract restructuring with one of our significant customers.

As we were unable to deliver our 2004 audited consolidated financial statements within 90 days of December 31, 2004, we were not in compliance with our debt covenants.  The lending institutions have waived the delivery requirement until November 15, 2005.

We believe that cash on hand, cash received from quarterly distributions (including the incentive distribution rights) from MarkWest Energy, and projected cash generated from our marketing operations will be sufficient to meet our working capital requirements and fund our required capital expenditures, if any, for the next 12 months.  Cash generated from our marketing operations will depend on our operating performance, which will be affected by prevailing commodity prices and other factors, some of which are beyond our control.

MarkWest Energy

Overview

The Partnership’s primary source of liquidity to meet operating expenses and fund capital expenditures (other than for larger acquisitions) is cash flow from operations.  The public and institutional markets have been the Partnership’s principal source of capital to finance a majority of its growth (including acquisitions).  During 2004, the Partnership increased its capital through the issuance of $187.0 million of additional equity and $225.0 million of long-term fixed rate debt.  Since the Partnership has sold debt and equity in both public and private offerings in the past, the Partnership expects that these sources of capital will continue to be available to it in the future as it continues to grow and expand its operations.  However, we caution that ready access to capital on reasonable terms and the availability of desirable acquisition targets at attractive prices are subject to many uncertainties.

The Partnership’s objective is to maintain a capital structure with approximately equal amounts of debt and equity.  At December 31, 2004, the Partnership had long-term debt outstanding of $225.0 million.  Total partners’ capital at that date was $241.1 million, which resulted in a long-term debt-to-total-capital ratio of 48%.

Equity

During January 2004, the Partnership completed a secondary public offering of 1,100,444 of common units, at $39.90 per unit for gross proceeds of $43.9 million.  In addition, of the 172,200 common units available to underwriters to cover over-allotments, 72,500 were sold for gross proceeds of $2.9 million. To maintain its 2% interest, the general partner of the Partnership contributed $0.9 million.  Total gross proceeds were $47.7 million less associated offering costs of $3.8 million netting the Partnership approximately $43.9 million.  As approximately $0.4 million of the offering costs had been incurred during fiscal 2003, net cash generated from the offering during 2004 was approximately $44.3 million.  The funds were used to repay a portion of the outstanding indebtedness under the Partnership’s credit facility.

During July 2004, the Partnership completed a private placement of 1,304,438 common units, at $34.50 per unit for gross proceeds of $45.0 million.  To maintain its 2% interest, the general partner contributed $0.9 million.  Total gross proceeds were $45.9 million less associated offering costs of $0.9 million netting the Partnership approximately $45.0 million, which were used to finance the East Texas System acquisition.

On September 21, 2004, the Partnership completed a secondary public offering of 2,323,609 common units at $43.41 per unit for gross proceeds of $100.9 million and 157,395 common units were sold by certain selling unitholders.  Of the 2,323,609 common units sold by the Partnership, 323,609 common units were sold pursuant to the underwriter’s over-allotment option.  The Partnership did not receive any proceeds from the common units sold by the selling unitholders.  The Partnership’s total net proceeds from the offering, after deducting transaction costs of $5.2 million and including its general partner’s capital contribution of $2.1 million to maintain its 2% interest, were $97.8 million, which were used to repay a portion of the outstanding indebtedness under the Partnership’s amended and restated credit facility.

The inability of the Partnership to file its Annual Report on Form 10-K for the year ended December 31, 2004 and its quarterly report on Form 10-Q for the quarterly periods ending March 31, 2005 and June 30, 2005 on time may impact the timing of the Partnership’s efforts to raise equity in the future.  The Partnership will no longer have the ability to incorporate by reference information from its filings into a new registration statement for one year following the later of the filing of this Form 10-K and its Form 10-Q if the Partnership seeks to raise capital through a public offering of registered debt or equity securities.  If the Partnership raises additional capital through public debt or equity offerings, the Partnership will be required to file a Form S-1 registration statement, which is a long form type of registration statement.  The requirement to file a Form S-1 registration statement may affect the Partnership’s ability to access the capital markets on a timely basis and may increase the costs of doing so.

The Partnership has the ability to issue an unlimited number of units to fund immediately accretive acquisitions.  Under the provisions of the Partnership Agreement, an immediately accretive acquisition is one that in the general partner’s good faith determination would have, if acquired by the Partnership as of the date that is one year prior to the first day of the quarter in which such acquisition is consummated, resulted in an increase to the amount of operating surplus generated by the Partnership on a per-unit basis (for all outstanding units) with respect to each of the four most recently completed quarters (on a pro forma basis) as compared to the actual amount of operating surplus generated by the Partnership on a per-unit basis (for all outstanding units), excluding operating surplus generated by the Partnership on a per-unit basis (for all outstanding units), excluding operating surplus attributable to the acquisition with respect to each of such four most recently completed quarters.  During 2003 and 2004, the Partnership consummated six acquisitions aggregating approximately $354.4 million that were partially funded by equity and debt offerings.  For acquisitions that are not immediately accretive, the Partnership has the ability to issue up to 1,207,500 common units without unitholder approval.

Debt

Credit Facility.  The Partnership amended and restated its credit facility in July 2004, increasing the maximum lending limit from $140.0 million to $315.0 million.  The proceeds from the secondary public offering and borrowings under the credit facility were used to finance the East Texas System acquisition.  The credit facility included a $265.0 million revolving facility and a $50.0 million term-loan facility.  The term-loan portion of the amended and restated credit facility was originally scheduled to mature in December 2004 and the revolving-portion was originally scheduled to mature in May 2005.

On October 25, 2004, the credit facility was, once again, amended and restated, thereby decreasing the maximum lending limit from $315.0 million to $200.0 million and increasing the term of the facility to five years.  The credit facility includes a revolving facility up to $200.0 million (subject to the restrictive covenants discussed below) with the potential to increase the maximum lending limit to $300.0 million.  The credit facility matures on October 23, 2009. At that time, the credit facility terminates and all outstanding amounts thereunder are due and payable.  The credit facility is guaranteed by the Partnership and all of its present and future subsidiaries and is collateralized by substantially all of its existing and future assets and those of its subsidiaries.  At the Partnership’s option, the borrowing under the credit facility bears interest at a variable interest rate based either (i) LIBOR plus an applicable margin, which is fixed at a rate of 2.75% for the first two quarters following the closing of the credit facility or (ii) Base Rate (as defined for any day, a fluctuating rate per annum equal to the higher of (a) the Federal Funds Rate plus ½ of 1% or (b) the rate of interest in effect for such day as publicly announced from time to time by the Administrative Agent of the debt as its “prime rate”) plus an applicable margin, which is fixed at a rate of 2.00% for the first two quarters following the closing of the credit facility.  After that period, the applicable margin adjusts quarterly based on the Partnership’s ratio of funded debt to EBITDA (as defined in the agreement).  The Partnership incurs a commitment fee on the unused portion of the credit facility at a rate ranging from 37.5 to 50.0 basis points based upon the ratio of the Partnership’s consolidated funded debt (as defined in the Partnership credit facility) to consolidated EBITDA (as defined in the Partnership credit facility) for the four most recently completed fiscal quarters.  For the years ended December 31, 2004 and 2003, the weighted average interest rate was 4.48% and 4.69%, respectively.

Under the provisions of the credit facility, the Partnership is subject to a number of restrictions on its business, including restrictions on its ability to grant liens on assets; make or own certain investments; enter into swap contracts other than in the ordinary course of business; merge, consolidate or sell assets; incur indebtedness (other than subordinated indebtedness); make acquisitions; engage in other businesses; enter into capital or operating leases; engage in transactions with affiliates; make distributions on equity interests; declare or make, directly or indirectly any restricted payments.   In addition, the Partnership is subject to certain financial maintenance covenants, including its ratios of total debt to EBITDA, total senior secured debt to EBITDA, EBITDA to interest and a minimum net worth requirement.  Failure to comply with the provisions of any of these covenants could result in acceleration of the Partnership’s debt and other financial obligations.  There was no debt outstanding under the facility at December 31, 2004 and, based on the covenants below, the Partnership had available borrowing capacity of approximately $63.3 million. The covenants are used to calculate the available borrowing capacity on a quarterly basis.

The credit facility also contains covenants requiring the Partnership to maintain:

•      a ratio of not less than 3.00 to 1.00 of consolidated EBITDA to consolidated interest expense for the prior four fiscal quarters;

•      a ratio of not more than 5.0 to 1.00 of total consolidated debt to consolidated EBITDA for the prior four fiscal quarters;

•      a ratio of not more than 3.5 to 1.00 of consolidated senior debt to consolidated EBITDA for the prior four fiscal quarters; and

•      a minimum net worth of $200.0 million plus 50% of proceeds of equity issued subsequent to October 25, 2004.

As the Partnership was unable to deliver its 2004 audited consolidated financial statements within 90 days of December 31, 2004, the Partnership was not in compliance with its debt covenants.  The lending institutions for the credit facility waived the 90-day delivery requirement until June 30, 2005.  The Partnership’s Form 10-K for the year ended December 31, 2004 and its Quarterly Report on Form 10-Q for the first quarter of 2005 were filed on June 24, 2005.

Senior Notes. On October 25, 2004, the Partnership and its subsidiary MarkWest Energy Finance Corporation issued $225.0 million of senior notes at a fixed rate of 6.875% and with a maturity date of November 1, 2014 pursuant to Rule 144A and Regulation S under the Securities Act of 1933.  Subject to compliance with certain covenants, the Partnership may issue additional notes from time to time under the indenture.  Interest on the notes accrues at the rate of 6.875% per year and is payable semi-annually in arrears on May 1 and November 1, commencing on May 1, 2005.  The Partnership may redeem some or all of the notes at any time on or after November 1, 2009 at certain redemption prices together with accrued and unpaid interest to the date of redemption, and the Partnership may redeem all of the notes at any time prior to November 1, 2009 at a make-whole redemption price.  In addition, prior to November 1, 2007, the Partnership may redeem up to 35% of the aggregate principal amount of the notes with the proceeds of certain equity offerings at a specified redemption price.  If the Partnership sells certain assets and does not reinvest the proceeds or repay senior indebtedness, or if the Partnership experiences specific kinds of changes in control, the Partnership must offer to repurchase notes at a specified price.  Each of the Partnership’s existing subsidiaries, other than MarkWest Energy Finance Corporation, has guaranteed the notes jointly and severally and unconditionally.  The notes are senior unsecured obligations equal in right of payment with all of the Partnership’s existing and future senior debt.  These notes are senior in right of payment to all of the Partnership’s future subordinated debt but effectively junior in right of payment to the Partnership’s secured debt to the extent of the assets securing the debt, including its obligations in respect of the Partnership’s credit facility.  The proceeds from these notes were used to pay down the Partnership’s outstanding debt under its credit facility.

The indenture governing the senior notes limits the activity of the Partnership and its restricted subsidiaries.  The indenture places limits, on the ability of the Partnership and the restricted subsidiaries to incur additional indebtedness; declare or pay dividends or distributions or redeem, repurchase or retire equity interests or subordinated indebtedness; make investments; incur liens; create any consensual limitation on the ability of the restricted subsidiaries to pay dividends, make loans or transfer property to the Partnership; engage in transactions with the Partnership’s affiliates; sell assets, including equity interest of the Partnership’s subsidiaries; make any payment on or with respect to, or purchase, redeem, defease or otherwise acquire or retire for value any subordinated obligation or guarantor subordination obligation (except principal and interest at maturity); and consolidate, merge or transfer assets.

The Partnership agreed to file an exchange offer registration statement, or under certain circumstances, a shelf registration statement, pursuant to a registration rights agreement relating to the 2004 senior notes.  On February 22, 2005, the Partnership filed the exchange offer registration statement relating to the 2004 senior notes.  The Partnership is offering to exchange up to $225.0 million aggregate principal amount of new 6.875% senior notes due 2014 that have been registered under the Securities Act for an equal principal amount of the 2004 senior notes.  The Partnership failed to complete the exchange offer in the time provided for in the subscription agreements (April 19, 2005) and as a consequence is incurring an interest rate penalty of 0.5%, increasing 0.25% every 90 days thereafter up to 1%, until such time as the exchange offer is completed.

In addition, the indenture governing the Partnership’s outstanding senior notes contains restrictions on its ability to make cash distributions.  Under the indenture, the Partnership is restricted from making distributions (a “Restricted Payment”) if at the time of making the Restricted Payment, a default or an event of default has occurred and is continuing.  The Partnership’s failure to file its Annual Report on Form 10-K for the year ended December 31, 2004 and its Quarterly Report on Form 10-Q for the first quarter of 2005 within the time periods specified in the

Securities and Exchange Commission’s rules and regulations constituted a default under the indenture, and the failure to file the Form 10-K within thirty days after the April 8, 2005 notice from the indenture trustee constituted an event of default under the indenture.  On May 16, 2005, the Partnership paid a cash distribution to unitholders for the first quarter of 2005.  This cash distribution, made while the event of default for failure to file its Form 10-K had occurred and was continuing, constituted a default under the indenture, and this default matured into an event of default thirty days after such Restricted Payment was made, or June 15, 2005.  Both of these events of default were cured upon the filing of the Partnership’s Form 10-K and the Quarterly Report on Form 10-Q for the first quarter of 2005 on June 24, 2005 prior to any declaration of acceleration of the senior notes by the trustee as a result of such events of default.

Liquidity Requirements

The Partnership has budgeted $47.8 million for capital expenditures for the year ending December 31, 2005, exclusive of any acquisitions, consisting of $46.3 million for expansion capital and $1.5 million for sustaining capital.  Sustaining capital includes expenditures to replace partially or fully depreciated assets in order to maintain the existing operating capacity of the Partnership’s assets and to extend their useful lives.  Expansion capital includes expenditures made to expand or increase the efficiency of the existing operating capacity of the Partnership’s assets.  Expansion capital expenditures include expenditures that facilitate an increase in volumes within the Partnership’s operations.

We believe that the Partnership’s available cash, cash provided by operating activities and funds available under the Partnership’s credit facility will be sufficient to fund the Partnership’s operating, interest and general and administrative expenses, the Partnership’s capital expenditures budget, short-term contractual obligations and distribution payments at current levels for the foreseeable future.  However, the Partnership’s ability to finance additional acquisitions will likely require the issuance of additional common units, the expansion of the credit facility, additional debt financing or a combination thereof.  In the event that the Partnership desires or needs to raise additional capital, we cannot guarantee that additional funds will be available at times or on terms favorable to the Partnership, if at all.

The Partnership’s ability to pay distributions to its unitholders and to make acquisitions will depend upon the future operating performance, and more broadly, on the availability of debt and equity financing which will be affected by prevailing economic conditions in our industry and financial, business and other factors, some of which are beyond our control.

Subsequent Event

On March 31, 2005, the Partnership acquired a 50% non-operating membership interest in Starfish Pipeline Company, LLC, from an affiliate of Enterprise Products Partners, L.P. for $41.7 million.  Starfish owns the FERC regulated Stingray natural gas pipeline and the unregulated Triton natural gas gathering system and West Cameron dehydration facility, all located in the Gulf of Mexico and southwestern Louisiana.  The acquisition was financed through the Partnership’s existing credit facility and will be accounted for under the equity method of accounting in the first quarter of 2005.

Cash Flows

	Year Ended December 31,
	2004	2003 (as restated) (1)	2002 (as restated) (1)
	(in thousands)

Net cash provided by (used in) operating activities	$26,616	$(6,411)	$36,301
Net cash provided by (used in) investing activities	$(303,017)	$(36,887)	$(22,719)
Net cash provided by (used in) financing activities	$247,101	$78,956	$(9,520)

(1)  See Note 23 in Notes to Consolidated and Combined Financial Statements.

Net cash provided by operating activities was higher in 2004 than in 2003 by $33.0 million, primarily due to an increase in operating income contributed by the Partnership’s 2003 and 2004 acquisitions before certain non-cash charges.  The increase is also attributable to higher realized NGL prices and higher volumes.  We expect that overall our 2005 NGL volumes will be higher than in 2004, principally due to a full year of activity from the Partnership’s July 2004 East Texas acquisition, and that cash provided by operating activities in 2005 will exceed 2004 levels.  However, a precipitous decline in natural gas or NGL prices in 2005 would significantly affect the amount of cash flow that would be generated from operations.

Net cash used in investing activities was higher in 2004 than 2003 by $266.1 million because of the Partnership’s two 2004 acquisitions, which aggregated approximately $243.0 million.  We also purchased marketable securities of $15.1 million in 2004 and increased our restricted cash by $15.0 million.  We used approximately $30.7 million of cash in 2004 for capital expenditures, primarily for the construction of the Partnership’s new Cobb processing replacement facility and construction of new processing plants and gathering systems in East Texas to handle the Partnership’s future contractual commitments.  Total cash expenditures for our 2003 acquisitions were approximately $110.0 million.  We also had capital expenditures of $31.0 million in 2003.  These expenditures were offset by proceeds of $104.3 million from the sale of our San Juan Basin properties, MarkWest Resources Canada Corp. and MarkWest Midstream Services.  In 2005, we expect to use cash of $47.8 million for capital expenditures (excluding acquisitions) and we plan to continue to expand the Partnership’s operations in 2005 through acquisitions.  In the first quarter of 2005, the Partnership acquired a 50% non-operating membership interest in Starfish Pipeline Company, LLC for $41.7 million.

Net cash provided by financing activities during the year ended December 31, 2004 was $247.1 million. The Partnership’s equity financings and borrowings under its credit facility and bond offering were primarily responsible for the inflow.  The Partnership raised funds through two public offerings and one private offering generating net proceeds of $183.8 million.  In addition, the Company issued a net of $83.4 million of debt to finance the Partnership’s two acquisitions.  Distributions to the Partnership’s unitholders and payment of dividends were $21.2 million.

Net cash used in operations during 2003 resulted primarily from losses from operations.  The loss from operations was primarily caused by the combination of an unfavorable pricing environment (primarily in the first half of 2003) and unfavorable crude oil hedges (throughout 2003).  Net cash flows used in investing activities increased during 2003 relative to 2002 principally due to property acquisitions. Net cash provided by financing activities during 2003 was primarily the result of borrowings and equity raised through private placements and public offerings by the Partnership to fund its 2003 acquisitions.

Total Contractual Cash Obligations

A summary of our total contractual cash obligations as of December 31, 2004, is as follows, in thousands:

	Payment Due by Period
Type of obligation	Total obligation	Due in 2005	Due in 2006-2007	Due in 2008-2009	Thereafter

Long-term debt (1)	$377,111	$15,469	$30,938	$30,938	$299,766
Operating leases	13,262	4,212	5,388	2,836	826
Purchase obligations	6,122	6,122	—	—	—
Total contractual cash obligations	$396,495	$25,803	$36,326	$33,774	$300,592

(1)  Includes interest expense on our 6.875% senior notes through 2014 of $152.1 million.

Annual rent expense was $5.2 million, $2.2 million and $2.3 million for the years ended December 31, 2004, 2003 and 2002, respectively.

Critical Accounting Policies

A summary of the significant accounting policies that we have adopted and followed in the preparation of our consolidated financial statements is detailed in Note 2 of accompanying Notes to the Consolidated Financial Statements included in Item 8 of this Form 10-K.  Certain of these accounting policies require the use of estimates. We have identified the following estimates that, in our opinion, are subjective in nature, require the exercise of judgment, and involve complex analysis.  These estimates are based on our knowledge and understanding of current conditions and actions that we may take in the future.  Changes in these estimates will occur as a result of the passage of time and the occurrence of future events.  Subsequent changes in these estimates may have a significant impact on our financial condition and results of operations.

Impairment of Long-Lived Assets

In accordance with SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, we evaluate the long-lived assets, including related intangibles, of identifiable business activities for impairment when events or changes in circumstances indicate, in management’s judgment, that the carrying value of such assets may not be recoverable. The determination of whether impairment has occurred is based on management’s estimate of undiscounted future cash flows attributable to the assets as compared to the carrying value of the assets. If impairment has occurred, the amount of impairment recognized is determined by estimating the fair value of the assets and recording a provision for the amount by which the carrying value exceeds fair value.  For assets identified to be disposed of in the future, the carrying value of these assets is compared to the estimated fair value less the cost to sell to determine if impairment is required.  Until the assets are disposed of, an estimate of the fair value is recalculated when related events or circumstances change.

When determining whether impairment of one of our long-lived assets has occurred, we must estimate the undiscounted cash flows attributable to the asset or asset group.  Our estimate of cash flows is based on assumptions regarding the volume of reserves behind the asset and future NGL product and natural gas prices. The amount of reserves and drilling activity are dependent in part on natural gas prices.  Projections of reserves and future commodity prices are inherently subjective and contingent upon a number of variable factors, including:

•      Changes in general economic conditions in regions in which our products are located;

•      The availability and prices of NGL products and competing commodities;

•      The availability and prices of natural gas supply;

•      Our ability to negotiate favorable marketing agreements;

•      The risks that third-party natural gas exploration and production activities will not occur or be successful;

•      Our dependence on certain significant customers, producers, gatherers, treaters and transporters of natural gas; and

•      Competition from other NGL processors, including major energy companies.

Any significant negative variance in any of the above assumptions or factors could materially affect our cash flows, which could require us to record an impairment of an asset.

Valuation of Intangibles

Significant judgment is required in establishing the fair value and determining appropriate amortization periods for our intangible assets.  Intangible assets acquired in a business combination are recorded under the purchase method of accounting at their estimated fair values at the date of acquisition, in accordance with SFAS No. 141, Business Combinations.  The fair values of acquired intangible assets are determined by management using relevant information and assumptions.  Fair value is generally calculated as the present value of estimated future cash flows using a risk-adjusted discount rate, which requires significant management judgment with respect to revenue and expense growth rates, and the selection and use of an appropriate discount rate.  Amortization of intangible assets with finite useful lives is recorded over the estimated useful life of the asset.  We assess the impairment of identifiable intangible assets whenever events or changes in circumstances indicate that the carrying value may not be recoverable.  At December 31, 2004, we had $162.0 million of net intangible assets.  An impairment of our intangible assets could result in a material, non-cash expense in our consolidated statement of operations.

We apply SFAS No. 142, Goodwill and Other Intangible Assets in determining the life of our intangible assets.  In establishing the amortization period for the customer contract intangible asset for the East Texas acquisition, which accounts for $161.9 million of the intangible assets, the Partnership considered the life of the assets to which the contracts relate, anticipated drilling activity in the area, likelihood of renewals, competitive factors, regulatory or legal provisions, and maintenance and renewal costs.  As a result of an analysis of these factors, the customer contracts are expected to have an average life of 20 years, including anticipated renewals.  Based on an independent third party analysis of the reserves in the area and the pertinent terms of the customer contracts, the Partnership has determined that a straight-line amortization method is appropriate and representative of the economic benefits of the intangible asset.

Because of the significant judgment required in determining the fair value and life and related method of amortization of customer contract intangible assets, actual cash flows could differ significantly from estimated amounts used to determine the fair value, life and amortization method of these intangible assets.

Commodity Price Risk Management Activities

We use commodity price and financial risk management instruments to mitigate our exposure to price fluctuations in crude oil, natural gas and interest rates.  Recognized gains and losses on derivative contracts are reported as a component of the related transaction.  Results of oil and natural gas derivative transactions are reflected in revenue, and results of interest rate hedging transactions are reflected in interest expense.  The changes in the fair value of derivative instruments not qualifying for designation as either cash flow or fair value hedges that occur prior to maturity are reported in the consolidated statement of operations as unrealized gains (losses) within revenue or interest expense.

SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities establishes accounting and reporting standards requiring that derivative instruments (including certain derivative instruments embedded in other contracts) be recorded at fair value and included in the consolidated balance sheet as assets or liabilities.  The accounting for changes in the fair value of a derivative instrument depends on the intended use of the derivative and the resulting designation, which is established at the inception of a derivative.  For derivative instruments designated as cash flow hedges, changes in fair value, to the extent the hedge is effective, are recognized in other comprehensive income until the hedged item is recognized in earnings.  Any change in the fair value resulting from ineffectiveness, as defined in SFAS 133, is recognized immediately in earnings.  For derivative instruments designated as fair value hedges, changes in fair value, as well as the offsetting changes in the estimated fair value of the hedged item attributable to the hedged risk, are recognized currently in earnings.  Differences between the changes in the fair values of the hedged item and the derivative instrument, if any, represent gains or losses on ineffectiveness and are reflected currently in earnings.  Hedge effectiveness is measured at least quarterly based on the relative changes in fair value between the derivative contract and the hedged item over time.  Changes in fair value of contracts that do not qualify as hedges or are not designated as hedges are also recognized currently in earnings.  See Item 7A Quantitative and Qualitative Disclosures about Market Risk for additional information regarding our hedging activities.

One of the primary factors that can have an impact on our results of operations is the method used to value our derivatives.  We have established the fair value of our derivative instruments using estimates determined by our counterparties and subsequently evaluated them internally using established index prices and other sources.  These values are based upon, among other things, futures prices, volatility, time to maturity and credit risk.  The values we report in our financial statements change as these estimates are revised to reflect actual results, changes in market conditions or other factors, many of which are beyond our control.

Another factor that can impact our results of operations each period is our ability to estimate the level of correlation between future changes in the fair value of the hedge instruments and the transactions being hedged, both at the inception and on an ongoing basis.  This correlation is complicated since energy commodity prices, the risk we usually hedge, have quality and location differences that can be difficult to hedge effectively.  The factors underlying our estimates of fair value and our assessment of correlation of our hedging derivatives are impacted by actual results and changes in conditions that affect these factors, many of which are beyond our control.  Due to the volatility of crude oil and natural gas prices and, to a lesser extent, interest rates, the Company’s financial condition and results of operations can be significantly impacted by changes in the market value of our derivative instruments.   The net market value of our derivatives was a liability of $1.1 million at December 31, 2004.

Recent Accounting Pronouncements

In December 2004, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 123 (revised 2004), Share-Based Payment.  This statement addresses the accounting for share-based payment transactions in which an enterprise receives employee services in exchange for (a) equity instruments of the enterprise, or (b) liabilities that are based on the fair value of the enterprise’s equity instruments or that may be settled by the issuance of such equity instruments.  SFAS No. 123(R) requires an entity to recognize the grant-date fair-value of stock options and other equity-based compensation issued to employees in the income statement.  The revised Statement requires that an entity account for those transactions using the fair-value-based method, and eliminates the intrinsic value method of accounting in APB No. 25, Accounting for Stock Issued to Employees, which was permitted under SFAS No. 123, as originally issued.  The revised Statement requires entities to disclose information about the nature of the share-based payment transactions and the effects of those transactions on the financial statements.  SFAS No. 123(R) is effective for public companies for the first fiscal year beginning after June 15, 2005.  All public companies must use either the modified prospective or the modified retrospective transition method.  We have not yet evaluated the impact of the adoption of this pronouncement on our financial statements.  On March 29, 2005, the SEC staff issued SAB No. 107, Share-Based Payment, to express the views of the staff regarding the interaction between SFAS No. 123(R) and certain SEC rules and regulations and to provide the staff’s views regarding the valuation of share-based payment arrangements for public companies.  The Company will take into consideration the additional guidance provided by SAB 107 in connection with the implementation of SFAS No. 123(R).

In March 2005, the FASB issued FIN No. 47, Accounting for Conditional Asset Retirement Obligations, which clarifies the accounting for conditional asset retirement obligations as used in SFAS No. 143, Accounting for Asset Retirement Obligations.  A conditional asset retirement obligation is an unconditional legal obligation to perform an asset retirement activity in which the timing and (or) method of settlement are conditional on a future event that may or may not be within the control of the entity.  Therefore, an entity is required to recognize a liability for the fair value of a conditional asset retirement obligation under SFAS No. 143 if the fair value of the liability can be reasonably estimated.  FIN 47 permits, but does not require, restatement of interim financial information.  The provisions of FIN 47 are effective for reporting periods ending after December 15, 2005.  The Company is currently evaluating the impact of adopting FIN 47 on its consolidated financial statements.

In May 2005, the FASB issued SFAS No. 154, Accounting Changes and Error Corrections—a replacement of APB Opinion No. 20 and FASB Statement No. 3. SFAS No. 154 replaces Accounting Principles Board Opinion No. 20, Accounting Changes, and SFAS No. 3, Reporting Accounting Changes in Interim Financial Statements, and changes the requirements for the accounting for and reporting of a change in accounting principle. This statement applies to all voluntary changes in accounting principle and also applies to changes required by an accounting pronouncement in the unusual instance that the pronouncement does not include specific transition provisions. The statement is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. The Company will adopt the provisions of SFAS No. 154 beginning in calendar year 2006. Management believes that the adoption of the provisions of SFAS No. 154 will not have a material impact on the Company’s consolidated financial statements.

Risk Factors

In addition to the other information set forth elsewhere in this Form 10-K, you should carefully consider the following factors when evaluating MarkWest Hydrocarbon.

Risks Inherent in Our Business

If we are unable to successfully integrate the Partnership’s recent or future acquisitions, our future financial performance may be negatively impacted.

Our future growth will depend in part on our ability to integrate the Partnership’s recent acquisitions and the Partnership’s ability to make future acquisitions of assets and businesses at attractive prices.  The Partnership completed the East Texas System, western Oklahoma and Michigan Crude Pipeline acquisitions, which geographically expanded its operations in the Southwest, particularly east Texas and Oklahoma, and expanded its operations in Michigan.  We cannot assure you that the Partnership will successfully integrate these or any other acquisitions into its operations, or that the Partnership will achieve the desired profitability from such acquisitions.  Failure to successfully integrate these substantial or future acquisitions could adversely affect our financial condition and results of operations.

The integration of acquisitions with our existing business involves numerous risks, including:

•      operating a significantly larger combined organization and integrating additional midstream operations into our existing operations;

•      difficulties in the assimilation of the assets and operations of the acquired businesses, especially if the assets acquired are in a new business segment or geographical area;

•      the loss of customers or key employees from the acquired businesses;

•      the diversion of management’s attention from other business concerns;

•      the failure to realize expected synergies and cost savings;

•      coordinating geographically disparate organizations, systems and facilities;

•      integrating personnel from diverse business backgrounds and organizational cultures; and

•      consolidating corporate and administrative functions.

Further, unexpected costs and challenges may arise whenever businesses with different operations or management are combined, and we may experience unanticipated delays in realizing the benefits of an acquisition.  Following an acquisition, the Partnership may discover previously unknown liabilities associated with the acquired assets that will be subject to the same stringent environmental laws and regulations relating to releases of pollutants into the environment and environmental protection as the Partnership’s existing plants, pipelines and facilities.  Thus, the operation of these new assets could cause the Partnership to incur increased costs to attain or maintain compliance with such laws and regulations.  If the Partnership consummates any future acquisition, its capitalization and results of operation may change significantly, and you will not have the opportunity to evaluate the economic, financial and other relevant information that the Partnership will consider in determining the application of these funds and other resources.

The Partnership’s acquisition strategy is based in part on the Partnership’s expectation of ongoing divestitures of assets within the midstream industry.  A material decrease in such divestitures will limit the Partnership’s opportunities for future acquisitions and could adversely affect its operations and cash flows available for distribution to its unitholders (including MarkWest Hydrocarbon).

A significant decrease in natural gas production in our areas of operation due to the decline in production from existing wells, depressed commodity prices, reduced drilling activities or other factors otherwise could adversely affect our revenues and operating income and cash flow.

Our profitability is materially impacted by the volume of natural gas the Partnership gathers, transmits and processes and NGLs the Partnership transports and fractionates at its facilities.  A material decrease in natural gas production in the Partnership’s areas of operation would result in a decline in the volume of natural gas delivered to its pipelines and facilities for gathering, transporting and processing and NGLs delivered to its pipelines and facility for fractionation and transportation.  The effect of such a material decrease would be to reduce our revenue and operating income.  Fluctuations in energy prices can greatly affect production rates and investments by third parties in the development of new oil and natural gas reserves.  Drilling activity generally decreases as oil and natural gas prices decrease.  We have no control over the level of drilling activity in the areas of operations, the amount of reserves underlying the wells and the rate at which production from a well will decline, sometimes referred to as the “decline rate.”  In addition, we have no control over producers or their production decisions, which are affected by, among other things, prevailing and projected energy prices, demand for hydrocarbons, the level of reserves, geological considerations, governmental regulation and the availability and cost of capital.  Failure to connect new wells to the Partnership’s gathering systems would, therefore, result in the amount of natural gas it gathers, transmits and processes and the amount of NGLs the Partnership transports and fractionates being reduced substantially over time and could, upon exhaustion of the current wells, cause the Partnership to abandon its gathering systems and, possibly, cease gathering operations.  The Partnership’s ability to connect to new wells will be dependent on the level of drilling activity in its areas of operations and competitive market factors.  As a consequence of such declines, our revenues would be materially adversely affected.

The Partnership’s substantial debt and other financial obligations could impair the Company’s financial condition, results of operations and cash flows and the ability to fulfill the Partnership’s debt obligations.

The Partnership has substantial indebtedness and other financial obligations.

Subject to the restrictions governing the Partnership’s indebtedness and other financial obligations and the indenture governing the notes, the Partnership may incur significant additional indebtedness and other financial obligations, which may be secured and/or structurally senior to the notes.

The Partnership’s substantial indebtedness and other financial obligations could have important consequences to you.  For example, it could:

•      make it more difficult for the Partnership to satisfy its obligations with respect to the notes;

•      impair the Partnership’s ability to obtain additional financings in the future for working capital, capital expenditures, acquisitions, general corporate purposes or other purposes;

•      have a material adverse effect on the Partnership if it fails to comply with financial and restrictive covenants in the Partnership’s debt agreements and an event of default occurs as a result of that failure that is not cured or waived;

•      require the Partnership to dedicate a substantial portion of its cash flow to payments on its indebtedness and other financial obligations, thereby reducing the availability of the Partnership’s cash flow to fund working capital, capital expenditures, distributions and other general partnership requirements;

•      limit the Partnership’s flexibility in planning for, or reacting to, changes in its business and the industry in which it operates; and

•      place the Partnership at a competitive disadvantage compared to its competitors that have proportionately less debt.

These restrictions could limit the Partnership’s ability and the ability of its subsidiaries to obtain future financings, make needed capital expenditures, withstand a future downturn in its business or the economy in general, conduct operations or otherwise take advantage of business opportunities that may arise.  The Partnership’s existing credit facility contains covenants requiring the Partnership to maintain specified financial ratios and satisfy other financial conditions.  The Partnership may be unable to meet those ratios and conditions.  Any future breach of any of these covenants or the Partnership’s failure to meet any of these ratios or conditions could result in a default under the terms of the Partnership’s credit facility, which could result in acceleration of its debt and other financial obligations.  If the Partnership were unable to repay those amounts, the lenders could initiate a bankruptcy proceeding or liquidation proceeding or proceed against the collateral.

A material decrease in the supply of crude oil available for transport through the Partnership’s Michigan Crude Pipeline, or a significant decrease in demand for refined products in the markets served by this pipeline, could adversely affect our revenues and cash flow.

The volume of crude oil the Partnership transports through its Michigan Crude Pipeline depends on the availability of crude oil produced in the areas accessible to the Partnership’s crude oil pipeline.  If there were a material decrease in the volume of crude oil shipped on the pipeline due to reduced production from its shippers, less expensive supplies of crude oil available to the markets served by the Partnership’s pipeline, competition from trucks or reduced demand for refined product, such events may adversely affect the Company’s revenues and cash flow from the pipeline operations.

We depend on third parties for the natural gas the Partnership processes and the NGLs it fractionates at its facilities, and any reduction in these quantities could reduce our revenues and cash flow.

Although the Partnership obtains the supply of natural gas and NGLs from numerous third party producers, a significant portion is supplied by a limited number of key producers/suppliers who are committed to us under processing contracts.  However, pursuant to many of these contracts or other supply arrangements, the producers are under no obligation to deliver a specific quantity of natural gas or NGLs to the Partnership’s facilities.  If these key suppliers or a significant number of other producers were to decrease materially the supply of natural gas or NGLs to the Partnership’s systems and facilities for any reason, the Partnership could experience difficulty in replacing those lost volumes.  Because our operating costs are primarily fixed, a reduction in the volumes of natural gas or NGLs delivered to the Partnership would result not only in a reduction of revenues but also a decline in net income and cash flow of similar or greater magnitude.

The fees charged to third parties under the Partnership’s gathering, processing, transmission, transportation, fractionation and storage agreements may not escalate sufficiently to cover increases in costs and the agreements may not be renewed or may be suspended in some circumstances.

The Partnership’s costs may increase at a rate greater than the rate that the fees it charges to third parties increase pursuant to our contracts with them.  Furthermore, third parties may not renew their contracts with the Partnership.  Additionally, some third parties’ obligations under their agreements with the Partnership may be permanently or temporarily reduced upon the occurrence of certain events, some of which are beyond our control, including force majeure events wherein the supply of either natural gas, NGLs or crude oil are curtailed or cut off.  Force majeure events include (but are not limited to) revolutions, wars, acts of enemies, embargoes, import or export restrictions, strikes, lockouts, fires, storms, floods, acts of God, explosions, mechanical or physical failures of equipment or facilities of the Partnership or third parties.  If the escalation of fees is insufficient to cover increased costs, if third parties do not renew or extend their contracts with the Partnership or if any third party suspends or terminates its contracts with the Partnership, our financial results would be negatively impacted.

We are exposed to the credit risk of our customers and counterparties, and a general increase in the nonpayment and nonperformance by our customers could reduce our revenues and cash flow.

We are subject to risks of loss resulting from nonpayment or nonperformance by our customers.  Any increase in the nonpayment and nonperformance by our customers could reduce our revenues and cash flow.

We may not be able to retain existing customers or acquire new customers, which would reduce our revenues and limit our future profitability.

The renewal or replacement of existing contracts with our customers at rates sufficient to maintain current revenues and cash flows depends on a number of factors beyond our control, including competition from other pipelines, and the price of, and demand for, natural gas, NGLs and crude oil in the markets we serve.  Our competitors include large oil, natural gas, refining and petrochemical companies, some of whom have greater financial resources and access to natural gas and NGL supplies than we do.  Additionally, our customers who gather gas through facilities that are not otherwise dedicated to us may develop their own processing and fractionation facilities in lieu of using our services.  Certain of our competitors may also have advantages in competing for acquisitions or other new business opportunities because of their financial resources and access to natural gas and NGL supplies.

As a consequence of the increase in competition in the industry and volatility of natural gas prices, end-users and utilities are reluctant to enter into long-term purchase contracts.  Many end-users purchase natural gas from more than one natural gas company and have the ability to change providers at any time.  Some of these end-users also have the ability to switch between gas and alternative fuels in response to relative price fluctuations in the market.  Because there are numerous companies of greatly varying size and financial capacity that compete with us in the marketing of natural gas, we often compete in the end-user and utilities markets primarily on the basis of price.  The inability of our management to renew or replace our current contracts as they expire and to respond appropriately to changing market conditions could have a negative effect on our profitability.  For more information regarding the competition that we have, please see Item 1 Competition.

Our profitability is affected by the volatility of NGL product and natural gas prices.

The profitability of our operations is affected by volatility in prevailing NGL product and natural gas prices.  Changes in the prices of NGL products have historically correlated closely with changes in the price of crude oil.  Crude oil, NGL product and natural gas prices have been subject to significant volatility in recent years in response to relatively minor changes in the supply and demand for NGL products and natural gas, market uncertainty and a variety of additional factors that are beyond our control, including:

•              the level of domestic oil, natural gas and NGL production;

•              imports of crude oil, natural gas and NGLs;

•              seasonality;

•              the condition of the U.S. economy;

•              political conditions in other oil-producing and natural gas-producing countries; and

•              domestic government regulation, legislation and policies.

The gross margins we realize under percent-of-proceeds and percent-of-index contracts, as well as our keep-whole contracts, are directly affected by changes in NGL product prices and natural gas prices, and are therefore more sensitive to volatility in commodity prices than the fee-based contracts.  Additionally, changes in natural gas prices may indirectly impact our profitability since prices can influence drilling activity and well operations and thus the volume of gas we gather and process and sell.  In the past, the prices of natural gas and NGLs have been extremely volatile, and we expect this volatility to continue.

We are subject to operating and litigation risks that may not be covered by insurance.

Our operations are subject to numerous operating hazards and risks incidental to processing, transporting, fractionating and storing natural gas and NGLs and to transporting and storing crude oil.  These hazards include:

•              damage to pipelines, plants, related equipment and surrounding properties caused by floods and other natural disasters;

•              inadvertent damage from construction and farm equipment;

•              leakage of crude oil, natural gas, NGLs and other hydrocarbons;

•              fires and explosions; and

•              other hazards, including those associated with high-sulfur content, or sour gas that could also result in personal injury and loss of life, pollution and suspension of operations.

As a result, we may be a defendant in various legal proceedings and litigation arising from our operations.  We may not be able to maintain or obtain insurance of the type and amount we desire at reasonable rates.  As a result of market conditions, certain insurance premiums and deductibles could become unavailable or available only for reduced amounts of coverage.  For example, insurance carriers are now requiring broad exclusions for losses due to war risk and terrorist acts.  If we were to incur a significant liability for which we were not fully insured, it could have a material adverse effect on our financial position.

Transportation on certain of the Partnership’s pipelines may be subject to federal or state rate and service regulation, and the imposition and/or cost of compliance with such regulation could adversely affect our profitability.

Some of the Partnership’s gas, liquids and crude oil transmission operations may be subject to jurisdiction and rate and service regulations of the FERC or of various state regulatory bodies, depending upon the factual circumstances upon which each pipeline’s jurisdictional status is based.  FERC generally regulates the transportation of natural gas and oil in interstate commerce, and FERC’s regulatory authority also extends to: facilities construction; acquisition, extension or abandonment of services or facilities; accounts and records; and depreciation and amortization policies.  Intrastate natural gas pipeline operations are generally not subject to regulation by FERC, and some gathering systems are specifically exempted from FERC regulation by the Natural Gas Act (“NGA”), but such operations are often subject to regulation by various agencies of the states in which they are located.  The applicable statutes and regulations generally require that the our rate and term and condition of service provide no more than a fair return on the aggregate value of the facilities used to render services, and FERC rate cases can involve complex and expensive proceedings.

The Partnership’s Appalachian pipeline carries NGLs across state lines.  The primary shipper on the pipeline is MarkWest Hydrocarbon, who has entered into agreements with the Partnership providing for a fixed transportation charge for the term of the agreements, which expire on December 31, 2015.  The Partnership is the only other shipper on the pipeline.  As the Partnership does not operate its Appalachian pipeline as a common carrier and does not hold the pipeline out for service to the public generally, there are currently no third-party shippers on this pipeline and the pipeline is and will continue to be operated as a proprietary facility and consequently should not be subject to regulation by the FERC.  However, we cannot provide assurance that FERC would not determine that such transportation is within its jurisdiction.  In such a case, the Partnership would be required to file a tariff for such transportation with FERC and provide a cost justification for the transportation charge.  MarkWest Hydrocarbon has agreed to not challenge the status of the Partnership’s Appalachian pipeline or the transportation charge during the term of the agreements with MarkWest Hydrocarbon and, moreover, the likelihood of other entities seeking to utilize the Partnership’s Appalachian pipeline is remote.  However, the Partnership cannot predict whether an assertion of FERC jurisdiction might be made with respect to this pipeline, nor provide assurance that such an assertion would not adversely affect its results of operations.  With respect to the Michigan Crude Pipeline, one shipper recently contacted FERC to inquire about a transportation rate increase and the pipeline’s regulatory rate structure.  In response, FERC requested that the Partnership contact the shipper to initiate a discussion with the shipper regarding its questions.  The Partnership is presently in discussions with all shippers regarding rate structures and is attempting to resolve any issues they may have.  FERC also requested that the Partnership file a tariff.  While the Michigan Crude Pipeline operations are entirely within the state of Michigan and have been regulated by the State of Michigan, the Partnership has calculated and determined that its current and proposed rate structures are well below rates which would be allowed under FERC’s cost of service rate making structure.  However, we cannot predict whether a FERC jurisdictional challenge might be made with respect to the Michigan Crude Pipeline, nor provide assurance that such a development would not adversely affect our results of operations or cash flow.

Our business is subject to federal, state and local laws and regulations with respect to environmental, safety and other regulatory matters, and the violation of or the cost of compliance with such laws and regulations could adversely affect our profitability.

Our business is subject to the jurisdiction of numerous governmental agencies that enforce complex and stringent laws and regulations with respect to a wide range of environmental, safety and other regulatory matters.  We could be adversely affected by increased costs due to more strict pollution control requirements or liabilities resulting from non-compliance with required operating or other regulatory permits.  New environmental laws and regulations might adversely impact our products and activities, including the gathering, processing, transportation, fractionation, and storage of natural gas and NGLs and the transportation and storage of crude oil.  Federal, state and local agencies also could impose additional safety requirements, any of which could affect our profitability.  In addition, we face the risk of accidental releases or spills associated with our operations, which could result in material costs and liabilities, including those relating to claims for damages to property and persons.  Failure by us to comply with environmental or safety related laws and regulations could result in the assessment of administrative, civil and criminal penalties, the imposition of investigatory and remedial obligations and even the issuance of injunctions that restrict or prohibit the performance of our operations.  For more information regarding the environmental, safety and other regulatory matters that could affect our business, please see Item 1 Regulatory Matters and Environmental Matters.

We are indemnified for liabilities arising from an ongoing remediation of property on which the Partnership’s facilities are located and our results of operation and the Partnership’s ability to make payments of principal and interest on the notes could be adversely affected if the indemnifying party fails to perform its indemnification obligation.

The previous owner/operator of the Partnership’s Boldman and Cobb facilities has been or is currently involved in investigatory or remedial activities with respect to the real property underlying these facilities pursuant to an “Administrative Order by Consent for Removal Actions” with EPA Regions II, III, IV, and V in September 1994 and an “Agreed Order” entered into with the Kentucky Natural Resources and Environmental Protection Cabinet in October 1994.  The previous owner/operator has agreed to retain sole liability and responsibility for, and indemnify MarkWest Hydrocarbon against, any environmental liabilities associated with the EPA Administrative Order, the Kentucky Agreed Order or any other environmental condition related to the real property prior to the effective dates of MarkWest Hydrocarbon’s agreements pursuant to which MarkWest Hydrocarbon leased or purchased the real property.  In addition, the previous owner/operator has agreed to perform all the required response actions at its cost and expense in a manner that minimizes interference with MarkWest Hydrocarbon’s use of the properties.  On May 24, 2002, MarkWest Hydrocarbon assigned to the Partnership the benefit of this indemnity from the previous owner/operator.  Our results of operation and the Partnership’s ability to make cash distributions to its unitholders could be adversely affected if in the future the previous owner/operator fails to perform under the indemnification provisions of which we are the beneficiary.

The amount of gas the Partnership processes, gathers and transmits or the crude oil it gathers and transports may be reduced if the pipelines to which the Partnership delivers the natural gas or crude oil cannot or will not accept the gas or crude oil.

All of the natural gas the Partnership processes, gathers and transmits is delivered into pipelines for further delivery to end-users.  If these pipelines cannot or will not accept delivery of the gas due to downstream constraints on the pipeline, the Partnership will be forced to limit or stop the throughput of gas through its pipelines and processing systems.  In addition, interruption of pipeline service upstream of the Partnership’s processing facilities would likewise limit or stop throughput through its processing facilities.  Likewise, if the pipelines into which the Partnership delivers crude oil is interrupted, the Partnership will be limited in, or prevented from, conducting crude oil transportation operations.  Such interruptions or constraints on pipeline service may be caused by any number of factors beyond the Partnership’s control, including necessary and scheduled maintenance as well as unexpected damage to the pipeline.  Since our revenues and gross margin depend upon the volumes of natural gas the Partnership processes, gathers and transmits, the throughput of NGLs through the Partnership’s transportation, fractionation and storage facilities and the volume of crude oil it gathers and transports, any such limitation or reduction of volumes could result in a material reduction in our gross margin.

Our business would be adversely affected if operations at any of the Partnership’s facilities were interrupted.

The Partnership’s operations are dependent upon the infrastructure that it has developed, including processing and fractionation plants, storage facilities and various means of transportation. Any significant interruption at these facilities or pipelines or the Partnership’s inability to transmit natural gas or NGLs, or transport crude oil to or from these facilities or pipelines for any reason would adversely affect our results of operations. Operations at the Partnership’s facilities could be partially or completely shut down, temporarily or permanently, as the result of any number of circumstances that are not within the Partnership’s control, such as:

•                                          unscheduled turnarounds or catastrophic events at the physical plants;

•                                          labor difficulties that result in a work stoppage or slowdown; and

•                                          a disruption in the supply of crude oil to the Partnership’s crude oil pipeline, natural gas to its processing plants or gathering pipelines, or a disruption in the supply of NGLs to the Partnership’s transportation pipeline and fractionation facility.

Due to the Partnership’s lack of asset diversification, adverse developments in the Partnership’s gathering, processing, transportation, transmission, fractionation and storage business would reduce the Partnership’s ability to make distributions to its unitholders.

We rely on the revenues generated from the Partnership’s gathering, processing, transportation, transmission, fractionation and storage businesses. Due to the Partnership’s lack of asset diversification, an adverse development in one of these businesses would have a significantly greater impact on our financial condition and results of operations than if we maintained more diverse assets.

We have found material weaknesses in our internal controls that require remediation and concluded, pursuant to Section 404 of the Sarbanes-Oxley Act of 2002, that our internal controls over financial reporting at December 31, 2004 were not effective.

As we disclose in our Management’s Report on Internal Control over Financial Reporting in Part II, Controls and Procedures, of this Form 10-K, we have discovered deficiencies, including material weaknesses, in our internal control over financial reporting.  While we are taking immediate steps to correct our internal control weaknesses, the material weaknesses that have been discovered will not be considered remediated until the new and improved internal controls operate for a period of time, are tested and it is concluded that such new and improved internal controls are operating effectively.  Pending the successful completion of such testing and the hiring of additional personnel, we will perform mitigating procedures relating to our internal control weaknesses.  If we fail to remediate any material weaknesses, we could be unable to provide timely and reliable financial information, which could have a material adverse effect on our business, results of operations or financial condition.

In addition, as the Company was unable to deliver its audited consolidated financial statements within 90 days of December 31, 2004, the Company is not in compliance with its debt covenants for the credit facility.  The lending institutions of our credit facility have waived the delivery requirement until November 15, 2005.

The Partnership has agreed to file an exchange offer registration statement, or under certain circumstances, a shelf registration statement, pursuant to a registration rights agreement relating to the 2004 senior notes.  On February 22, 2005 the Partnership filed the exchange offer registration statement relating to the 2004 senior notes.  The Partnership failed to complete the exchange offer in the time provided for in the subscription agreements and as a consequence is incurring an interest rate penalty of 0.5%, increasing 0.25% every 90 days thereafter up to 1%, until such time as the exchange offer is completed.

In addition, the inability of the Company and the Partnership to file the Annual Report on Form 10-K for the year ended December 31, 2004 on time may impact the timing of the Company’s and the Partnership’s ability to raise equity in the future.  We will no longer have the ability to incorporate by reference into the registration statements for one-year following the filing of the Form 10-K should the Company or the Partnership choose to raise capital through a public offering of registered debt or equity securities.  In effect, if the Company or the Partnership raises additional capital through public debt or equity offerings, the Company or the Partnership will be required to file a Form S-1 registration statement, which is a long form type of registration statement.  The requirement to file a Form S-1 registration statement may affect our ability or the Partnership’s ability to access the capital markets on a timely basis and may increase the costs of doing so.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market risk includes the risk of loss arising from adverse changes in market rates and prices.  We face market risk from commodity price changes and to a lesser extent interest rate changes.

Commodity Price

Through our consolidated subsidiary, MarkWest Energy, we are engaged in the gathering, processing and transmission of natural gas, the transportation, fractionation and storage of NGLs and the gathering and transportation of crude oil. We also market natural gas and NGL products. Our products are commodities that are subject to price risk resulting from material changes in response to fluctuations in supply and demand, general economic conditions and other market conditions, such as weather patterns, over which we have no control.

Our primary risk management objective is to reduce volatility in our cash flows.  A committee, which includes members of senior management, oversees all of our hedging activity.

We may utilize a combination of fixed-price forward contracts, fixed-for-floating price swaps and options available in the over-the-counter (“OTC”) market.  We may also enter into futures contracts traded on the New York Mercantile Exchange (“NYMEX”).  Swaps and futures contracts allow us to protect our margins because corresponding losses or gains on the financial instruments are generally offset by gains or losses in the physical market.

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

Commodity Risk Management Position

As of December 31, 2004, we have entered into derivative instruments designed to manage the price risk of forecasted NGL and natural gas sales in 2005 as follows:

MarkWest Hydrocarbon, Inc.
NGL Swaps:
NGL gallons	11,928,000
NGL sales price per gallon	$0.85

MarkWest Energy Partners, L.P.
Natural Gas Swaps:
Natural gas MMBtu	182,500
Natural gas sales price per MMBtu	$4.26

The NGL swaps are not designed as hedges.  As a result, changes in the fair value of the NGL swaps are reflected currently in earnings.  The natural gas swaps are designated as hedges.  As a result, changes in the fair value of the natural gas swaps are reflected in other comprehensive income, to the extent the hedges are effective, or in income currently for the ineffective portion.

Interest Rate Risk

Although we had no debt outstanding with a floating interest rate at December 31, 2004, we would be exposed to changes in interest rates in the future if we were to draw on our credit facility or the Partnership’s credit facility.  We may make use of interest rate swap agreements in the future to adjust the ratio of fixed and floating rates in our debt portfolio.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors MarkWest Hydrocarbon, Inc.

We have audited the accompanying consolidated balance sheet of MarkWest Hydrocarbon, Inc. and its subsidiaries (the Company) as of December 31, 2004, and the related consolidated statements of operations, comprehensive income, changes in capital, and cash flows for the year then ended.  These consolidated financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements.  An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of MarkWest Hydrocarbon, Inc. and subsidiaries as of December 31, 2004, and the results of their operations and their cash flows for the year then ended, in conformity with U.S. generally accepted accounting principles.

/s/ KPMG LLP

Denver, Colorado
October 14, 2005

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors of MarkWest Hydrocarbon, Inc.

In our opinion, the accompanying consolidated balance sheet and the related consolidated statements of operations, of comprehensive income (loss), of cash flows and of changes in stockholder’s equity present fairly, in all material respects, the financial position of MarkWest Hydrocarbon, Inc., a Delaware Company, and its subsidiaries (the Company) at December 31, 2003, and the results of their operations and their cash flows for each of the two years in the period ended December 31, 2003, in conformity with accounting principles generally accepted in the United States of America.  These financial statements are the responsibility of the Company’s management; our responsibility is to express an opinion on these financial statements based on our audits.  We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States), which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

As described in Note 23 to the consolidated financial statements, the Company has restated its consolidated financial statements as of and for each of the two years in the period ended December 31, 2003.

As discussed in Note 10 to the consolidated financial statements, the Company changed its method of accounting for asset retirement obligations in accordance with Statement of Financial Accounting Standards No. 143 on January 1, 2003.

/s/ PricewaterhouseCoopers LLP

Denver, Colorado

March 30, 2004, except as to the reclassifications described in Note 2, the 2004 stock dividend described in Note 12, and the restatements described in Note 23, as to which the date is October 17, 2005.

MARKWEST HYDROCARBON, INC.

CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share data)

		December 31,
		2004	2003
			(as restated, see note 23)
	ASSETS
	Current assets:
	Cash and cash equivalents	$12,844	$42,144
	Restricted cash	15,000	—
	Marketable securities	14,815	—
	Restricted marketable securities	—	2,500
	Receivables, including related party receivables of $44 and $40, respectively, and net of allowance for doubtful accounts of $249 and $120, respectively	64,856	29,910
	Inventories	11,292	5,548
	Prepaid replacement natural gas	10,245	5,940
	Deferred income taxes	25	534
	Other assets	1,898	503
	Total current assets	130,975	87,079

	Property, plant and equipment	342,636	232,257
Less:	Accumulated depreciation, depletion and amortization	(59,443)	(44,134)
	Total property, plant and equipment, net	283,193	188,123

	Other assets:
	Intangible assets, net of accumulated amortization of $3,640 in 2004	162,001	84
	Deferred financing costs, net of accumulated amortization of $5,541 and $1,275, respectively	13,849	3,747
	Deferred contract costs, net of accumulated amortization of $78 in 2004	3,172	—
	Deferred offering costs	—	995
	Investment in and advances to equity investee	177	250
	Notes receivables from officers	207	217
	Total other assets	179,406	5,293
	Total assets	$593,574	$280,495

	LIABILITIES AND STOCKHOLDERS’ EQUITY
	Current liabilities:
	Accounts payable, including related party payables of $30 and $51, respectively	$45,103	$24,052
	Accrued liabilities	30,908	16,511
	Fair value of derivative instruments	1,057	1,769
	Total current liabilities	77,068	42,332

	Deferred income taxes	6,258	5,594
	Long-term debt	225,000	126,200
	Fair value of derivative instruments	—	125
	Other long-term liabilities	7,487	2,901
	Non-controlling interest in consolidated subsidiary	228,000	52,429

	Commitments and contingencies (see Note 18)

	Stockholders’ equity (Notes 2 and 12):
	Preferred stock, par value $0.01; 5,000,000 shares authorized, no shares outstanding	—	—
	Common stock, par value $0.01; 20,000,000 shares authorized, 10,821,760 and 10,601,775 shares issued, respectively	108	106
	Additional paid-in capital	51,455	50,705
	Retained earnings (accumulated deficit)	(1,623)	2,406
	Accumulated other comprehensive income (loss), net of tax	246	(1,793)
	Treasury stock, at cost; 63,586 and 75,930 shares, respectively	(425)	(510)
	Total stockholders’ equity	49,761	50,914
	Total liabilities and stockholders’ equity	$593,574	$280,495

The accompanying notes are an integral part of these consolidated financial statements.

MARKWEST HYDROCARBON, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share data)

	Year Ended December 31,
	2004	2003	2002
		(as restated, see note 23)	(as restated, see note 23)
Revenues	$460,113	$209,268	$155,787

Operating expenses:
Purchased product costs	363,261	187,544	127,526
Facility expenses	28,580	20,957	17,145
Selling, general and administrative expenses	28,132	15,865	9,614
Depreciation	16,895	8,795	6,016
Amortization of intangible assets	3,640	—	—
Accretion of asset retirement obligation	15	—	—
Impairments	130	2,187	—
Total operating expenses	440,653	235,348	160,301

Income (loss) from operations	19,460	(26,080)	(4,514)

Other income and (expense):
Interest income	647	106	65
Interest expense	(9,383)	(4,347)	(2,474)
Amortization of deferred financing costs (a component of interest expense)	(5,281)	(2,104)	(4,343)
Gain on sale of non-operating assets	—	—	5,454
Dividend income	259	—	—
Miscellaneous income (expense)	788	(92)	(73)
Income (loss) from continuing operations before non-controlling interest in net income of consolidated subsidiary and income taxes	6,490	(32,517)	(5,885)

Provision (benefit) for income taxes:
Current	20	(13,680)	—
Deferred	58	595	(3,057)
Provision (benefit) for income taxes	78	(13,085)	(3,057)

Non-controlling interest in net income of consolidated subsidiary	(7,315)	(2,988)	(1,947)

Loss from continuing operations	(903)	(22,420)	(4,775)

Discontinued operations (Note 6):
Income from discontinued exploration and production operations (less applicable income taxes of $962 in 2003 and $1,123 in 2002)	—	1,095	1,766
Gain from disposal of discontinued exploration and production operations (less applicable income taxes of $6,322)	—	10,348	—
Income from discontinued operations	—	11,443	1,766

Loss before cumulative effect of accounting change	(903)	(10,977)	(3,009)

Cumulative effect of change in accounting for asset retirement obligations, net of income taxes	—	(29)	—

Net loss	$(903)	$(11,006)	$(3,009)

Loss from continuing operations per share (Note 12):
Basic	$(0.08)	$(2.17)	$(0.46)
Diluted	$(0.08)	$(2.17)	$(0.46)

Net loss per share (Note 12):
Basic	$(0.08)	$(1.07)	$(0.29)
Diluted	$(0.08)	$(1.07)	$(0.29)

Weighted average number of outstanding shares of common stock (Note 12):
Basic	10,686	10,328	10,285
Diluted	10,740	10,347	10,301

The accompanying notes are an integral part of these consolidated financial statements.

MARKWEST HYDROCARBON, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(in thousands)

	Year Ended December 31,
	2004	2003	2002
		(as restated, see note 23)	(as restated, see note 23)
Net loss	$(903)	$(11,006)	$(3,009)

Other comprehensive income (loss):
Unrealized gains on marketable securities, net of income taxes of $291	526	—	—
Unrealized gains (losses) on commodity derivative instruments accounted for as hedges, net of income taxes of $825, $4,134 and $(7,991), respectively	1,513	6,390	(13,606)
Foreign currency translation, net of income taxes	—	675	471
Total other comprehensive income (loss)	2,039	7,065	(13,135)

Comprehensive income (loss)	$1,136	$(3,941)	$(16,144)

The accompanying notes are an integral part of these consolidated financial statements.

MARKWEST HYDROCARBON, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN

STOCKHOLDERS’ EQUITY

(in thousands)

	Shares of Common Stock (Note 12)	Shares of Treasury Stock	Common Stock	Additional Paid-In Capital	Retained Earnings (Deficit)	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Total Stockholders’ Equity

Balance, December 31, 2001	10,308	(60)	$105	$48,597	$16,421	$4,277	$(367)	$69,033
Net loss, as restated	—	—	—	—	(3,009)	—	—	(3,009)
Other comprehensive loss	—	—	—	—	—	(13,135)	—	(13,135)
Payment on share purchase notes	—	—	—	13	—	—	—	13
Forfeiture of share purchase notes	—	20	—	176	—	—	(141)	35
Exercise of options	—	—	—	2	—	—	—	2
Treasury stock reissued	—	(10)	—	20	—	—	180	200
Balance, December 31, 2002, as restated	10,308	(50)	105	48,808	13,412	(8,858)	(328)	53,139
Exercise of options	294	—	1	1,897	—	—	—	1,898
Treasury stock acquired	—	(58)	—	—	—	—	(390)	(390)
Treasury stock reissued	—	32	—	—	—	—	208	208
Net loss, as restated	—	—	—	—	(11,006)	—	—	(11,006)
Other comprehensive income	—	—	—	—	—	7,065	—	7,065
Balance, December 31, 2003, as restated	10,602	(76)	106	50,705	2,406	(1,793)	(510)	50,914
Exercise of options	175	—	2	1,390	—	—	—	1,392
Modification of stock options	45	—	—	1,994	—	—	—	1,994
Treasury stock acquired	—	(3)	—	—	—	—	(39)	(39)
Treasury stock reissued	—	15	—	68	—	—	124	192
Net loss	—	—	—	—	(903)	—	—	(903)
Other comprehensive income	—	—	—	—	—	2,039	—	2,039
Dividends paid	—	—	—	(2,702)	(3,126)	—	—	(5,828)
Balance, December 31, 2004	10,822	(64)	$108	$51,455	$(1,623)	$246	$(425)	$49,761

The accompanying notes are an integral part of these consolidated financial statements.

MARKWEST HYDROCARBON, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Year Ended December 31,
	2004	2003	2002
		(as restated, see note 23)	(as restated, see note 23)
Cash flows from operating activities:
Net loss	$(903)	$(11,006)	$(3,009)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Cumulative effect of change in accounting principle	—	29	—
Depreciation and depletion	16,895	24,489	21,388
Amortization of intangible assets	3,640	—	—
Amortization of deferred financing costs	5,281	1,689	1,366
Amortization of gas contract	78	—	—
Accretion of asset retirement obligation	15	—	—
Impairments	130	2,187	—
Write-off of deferred financing costs	—	415	2,977
Non-controlling interest in net income of consolidated subsidiary	7,315	2,988	1,947
Equity in loss of investee	73	—	—
Unrealized losses/(gains) on derivative instruments	762	(2,469)	2,386
Terminated derivative contracts	—	(719)	—
Deferred income taxes	39	(2,139)	(2,696)
Stock option compensation expense	1,994	—	—
Restricted unit compensation expense	1,065	1,357	73
Participation Plan compensation expense	3,711	1,303	176
Contribution of treasury shares to 401(k) benefit plan	192	208	200
Gain from sale of San Juan Basin properties	—	(23,279)	—
Loss from sales of MarkWest Resources Canada Corp. and MarkWest Midstream Services, Inc.	—	4,822	—
Loss from sale of eastern Michigan oil and gas properties	—	1,788	—
Loss from sale of other operating assets	—	30	—
Gain on sale of non-operating assets	—	—	(5,454)
Gain from sale of property, plant and equipment	(63)	—	—
Gain from sale of marketable securities	(37)	—	—
Reclassification of Enron hedges to purchased product costs	—	(153)	(697)
Other	(1)	—	114
Changes in operating assets and liabilities, net of working capital acquired in acquisitions:
Increase in receivables	(34,946)	(390)	(5,894)
(Increase) decrease in inventories	(5,744)	(1,201)	1,997
(Increase) decrease in prepaid replacement natural gas and other assets	(4,305)	(7,380)	7,055
Increase in other current assets	(1,395)	—	—
Decrease in notes receivables from officers	10	—	—
Decrease in other assets	28	—	—
Increase in accounts payable and accrued liabilities	32,299	8,210	11,282
Increase (decrease) in other long-term liabilities	483	(7,190)	3,090
Net cash provided by (used in) operating activities	26,616	(6,411)	36,301

Cash flows from investing activities:
Decrease (increase) in restricted marketable securities	2,500	(2,500)	—
Increase in restricted cash	(15,000)	—	—
Purchase of marketable securities	(15,053)	—	—
Proceeds from sale of marketable securities	1,092	—	—
East Texas system acquisition	(240,726)	—	—
Hobbs pipeline acquisition	(2,275)	—	—
Pinnacle acquisition, net of cash acquired	—	(38,526)	—
Lubbock pipeline acquisition	—	(12,235)	—
Western Oklahoma acquisition	—	(37,951)	—
Michigan Crude Pipeline acquisition	—	(21,283)	—
Capital expenditures	(30,654)	(31,007)	(31,683)
Proceeds from sale of San Juan Basin properties	—	55,251	—
Proceeds from the sale of MarkWest Resources Canada Corp. and MarkWest Midstream Services, Inc.	—	49,097	—
Payments on financing lease receivable	133	—	—
Proceeds from sale of property, plant and equipment	216	2,517	791
Payment on long-term gas purchase contracts	(3,250)	—	—
Proceeds from sale of Partnership subordinated units	—	—	8,173
Investment in equity affiliate	—	(250)	—
Net cash used in investing activities	(303,017)	(36,887)	(22,719)

The accompanying notes are an integral part of these consolidated financial statements.

	Year Ended December 31,
	2004	2003	2002
		(as restated, see note 23)	(as restated, see note 23)
Cash flows from financing activities:
Payments for deferred offering costs	—	(389)	—
Proceeds from long-term debt	220,100	452,778	65,047
Repayments of long-term debt	(346,300)	(373,925)	(113,947)
Proceeds from private placement of senior notes	225,000	—	—
Payments for debt issuance costs	(15,643)	(4,070)	(1,889)
Proceeds from MarkWest Energy’s initial public offering, net	—	—	42,975
Proceeds from secondary public offerings, net	139,630	—	—
Proceeds from MarkWest Energy’s private placement, net	44,139	9,774	—
Distributions to MarkWest Energy unitholders	(15,350)	(7,214)	(1,721)
Payment of dividends	(5,828)	—	—
Exercise of stock options	1,392	1,899	2
Purchase of treasury shares	(39)	(390)	—
Payment on share purchase notes	—	—	13
Proceeds from sale of MarkWest Energy units	—	493	—
Net cash provided by (used in) financing activities	247,101	78,956	(9,520)

Effect of exchange rate on changes on cash	—	76	8

Net increase (decrease) in cash and cash equivalents	(29,300)	35,734	4,070
Cash and cash equivalents at beginning of year	42,144	6,410	2,340
Cash and cash equivalents at end of year	$12,844	$42,144	$6,410

Supplemental disclosures of cash flow information:
Cash paid during the year for:
Interest, net of amounts capitalized	$6,532	$3,868	$3,834
Taxes	$—	$(114)	$(927)

Supplemental disclosures of non-cash investing and financing activities:
Construction projects in process obligation	$4,037	$—	$—
Property, plant and equipment asset retirement obligation	$377	$3,994	$—
Deferred offering costs	$—	$606	$—

The accompanying notes are an integral part of these consolidated financial statements.

MARKWEST HYDROCARBON, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.                                      Nature of Operations

MarkWest Hydrocarbon, Inc. (MarkWest Hydrocarbon or the Company) manages MarkWest Energy Partners, L.P. (MarkWest Energy or the Partnership), a publicly-traded limited partnership engaged in the gathering, processing and transmission of natural gas, the transportation, fractionation and storage of natural gas liquids and the gathering and transportation of crude oil.  The Company also markets natural gas and NGLs. MarkWest Hydrocarbon and MarkWest Energy provide services primarily in the Southwest, Appalachia and Michigan.

As of December 31, 2004, the Company owns partnership interests in MarkWest Energy consisting of the following:

•                  2,469,496 subordinated units, representing a 23% limited partner interest in the Partnership; and a

•                  90% ownership interest in MarkWest Energy GP, L.L.C., the general partner of the Partnership, which owns a 2% general partner interest and all of the incentive distribution rights in the Partnership. Officers and directors of MarkWest Hydrocarbon, and one former director of MarkWest Hydrocarbon, own the remainder of the ownership interest in the general partner.

2.                                      Summary of Significant Accounting Policies

Basis of Presentation

The Company’s consolidated financial statements include the accounts of all majority-owned or controlled subsidiaries, including the accounts of MarkWest Energy, and have been prepared in accordance with accounting principles generally accepted in the United States of America.  Intercompany balances and transactions have been eliminated.

Principles of Consolidation

The Company consolidates entities when it has the ability to control the operating and financial decisions and policies of that entity. The determination of the Company’s ability to control or exert significant influence over an entity involves the use of judgment of the extent of its control or influence and that of the other equity owners or participants of the entity.  Equity investments in which we exercise significant influence but do not control and are not the primary beneficiary are accounted for using the equity method.  Investments in which we are not able to exercise significant influence over the investee are accounted for under the cost method.

Non-Controlling Interest in Consolidated Subsidiary

The non-controlling interest in consolidated subsidiary on the consolidated balance sheet represents the initial investment by the partners other than MarkWest Hydrocarbon in the Partnership, plus those partners’ share of the net income of the Partnership since its initial public offering on May 24, 2002. Non-controlling interest in net income of consolidated subsidiary in the consolidated statement of operations represents those partners’ share of the net income of the Partnership.

Use of Estimates

The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.  Actual results could differ from those estimates.  Some of the most significant areas that management uses estimates and assumptions are in the valuation of identified intangible assets, in determining the fair value of derivative instruments, in determining impairments of long lived assets, in establishing estimated useful lives for long-lived assets and in the determination of liabilities, if any, for legal contingencies.

Reclassifications

The Company has reclassified certain 2002 and 2003 financial statement components to conform to the 2004 presentation.  The December 31, 2003 balance sheet separately reflects intangible assets, net, and deferred financing costs, net, that were previously aggregated.  The statements of operations for the years ended December 31, 2003 and 2002 separately reflect interest expense and amortization of deferred financing costs that were previously aggregated. In addition, a loss of $0.5 million and income of $0.2 million was reclassified from discontinued operations to continuing operations for the year ended December 31, 2003 and 2002, respectively, as a result of the Company retaining its interests in three wells in Michigan, which it originally intended to dispose of in connection with the discontinuance of its exploration and production business.

Cash and Cash Equivalents

The Company considers investments in highly liquid financial instruments purchased with an original maturity of 90 days or less to be cash equivalents.

Restricted Cash

Under the Company’s credit facility, it is required to keep a minimum available cash and/or marketable securities reserve of $15.0 million, which is to be reduced to zero in the event the Company restructures a keep whole contract with one of its significant customers.

Restricted Marketable Securities

Restricted marketable securities at December 31, 2003 was comprised of $2.5 million residing in an investment account as per the terms of the Security Agreement between MarkWest Hydrocarbon and a subsidiary of MarkWest Energy, MarkWest Energy Operating Company L.L.C. The restricted marketable securities were held on deposit to secure an intercompany support obligation to MarkWest Energy required by its credit facility.  During October 2004, MarkWest Energy Operating Company, L.L.C. amended and restated its credit facility with various financial institutions and eliminated the requirement for the restricted marketable securities as a part of the amendment and restatement.

Inventories

Inventories consist of propane, butane, isobutane, natural gasoline and natural gas and are valued at the lower of weighted average cost or market.  Materials and supplies are valued at the lower of average cost or estimated net realizable value.

Prepaid Replacement Natural Gas

Prepaid replacement natural gas consists of natural gas purchased in advance of its actual use in the Appalachia processing business. Replacement natural gas is valued using the weighted average cost method.

Property, Plant and Equipment

Property, plant and equipment are recorded at cost.  Expenditures that extend the useful lives of assets are capitalized.  Repairs, maintenance and renewals that do not extend the useful lives of the assets are expensed as incurred.  Interest costs for the construction or development of long-term assets are capitalized and amortized over the related asset’s estimated useful life. Depreciation is provided principally on the straight-line method over the following estimated useful lives: gas gathering facilities and processing plants, fractionation and storage facilities, natural gas pipelines, crude oil pipelines and NGL transportation facilities – 20 years, or the number of years of contractually dedicated reserves behind the Company’s facilities, whichever is shorter; buildings – 40 years; furniture, leasehold improvements and other – 3 to 10 years.

Oil and Gas Properties of Discontinued Operations

Prior to their disposition in 2003, oil and gas properties and equipment consisted of leasehold costs, producing and non-producing properties, oil and gas wells, and capitalized interest. The Company used the full cost method of accounting for oil and gas properties.  Accordingly, all costs associated with acquisition, exploration and development of oil and gas reserves were capitalized to the full cost pool.

These capitalized costs, including estimated future costs to develop the reserves and estimated abandonment costs, net of salvage value, were amortized on a units-of-production basis using estimates of proved reserves.  Investments in unproved properties and major development projects were not amortized until proved reserves associated with the projects had been determined or until impairment occurred. If the results of an assessment of such properties indicate that the properties are impaired, the amount of impairment was added to the capitalized cost base to be amortized.

Depletion per unit of production (Mcfe) for each of the Company’s cost centers for the years ended December 31, 2003 and 2002 was as follows:

	United States	Canada
2003	$0.80	$2.47
2002	$0.68	$1.83

The capitalized costs included in the full cost pool were subject to a “ceiling test,” which limits such costs to the aggregate of the estimated present value, using a 10% discount rate, of the future net revenues from proved reserves, based on current economics and operating conditions. The ceiling test included hedging contracts in place at the end of each year.  The Company impaired its remaining U.S. properties by $1.0 million during the year ended December 31, 2003.

Sales of proved and unproved properties were accounted for as adjustments of capitalized costs with no gain or loss recognized, unless such adjustments would have significantly altered the relationship between capitalized costs and proved reserves of oil and gas, in which case the gain or loss was recognized in the consolidated statement of operations.

Capitalization of Interest

The Company capitalizes interest on major projects during construction and on unproved properties under development.  For the years ended December 31, 2004, 2003 and 2002, the Company capitalized $0.8 million, $1.4 million and $1.9 million of interest, respectively.

Valuation of Intangibles

Intangible assets acquired in a business combination are recorded under the purchase method of accounting at their estimated fair values at the date of acquisition, in accordance with SFAS No. 141, Business Combinations.  The fair values of acquired identifiable intangible assets are determined by management using relevant information and assumptions.  Fair value is generally calculated as the present value of estimated future cash flows using a risk-adjusted discount rate, which requires significant management judgment with respect to revenue and expense growth rates, and the selection and use of an appropriate discount rate.  Amortization of intangibles with definite lives is calculated using the straight-line method over the estimated useful life of the intangible asset in accordance with SFAS No. 142, Goodwill and Other Intangible Assets.

Impairment of Long-Lived Assets

In accordance with SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, the Company evaluates its long-lived assets (excluding the full cost pool), including intangibles, for impairment when events or changes in circumstances indicate, in management’s judgment, that the carrying value of such assets may not be recoverable.  The determination of whether impairment has occurred is based on management’s estimate of undiscounted future cash flows attributable to the assets as compared to the carrying value of the assets. If impairment has occurred, the amount of impairment recognized is determined by estimating the fair value of the assets and recording a provision for the amount by which the carrying value exceeds fair value.  For assets identified to be disposed of in the future, the carrying value of these assets is compared to the estimated fair value, less the cost to sell, to determine if impairment is required.  Until the assets are disposed of, the estimate of the fair value is re-determined when related events or circumstances change.

When determining whether impairment of one of the Company’s long-lived assets has occurred, the Company must estimate the undiscounted cash flows attributable to its assets or asset groups.  Such an estimate of cash flows is based on assumptions regarding the volume of reserves behind the asset and future NGL product and natural gas prices.  The amount of additional reserves developed by future drilling activity is dependent in part on natural gas prices.  Projections of reserves, drilling activity and future commodity prices are inherently subjective and contingent upon a number of variable factors, many of which are difficult to forecast.  Any significant variance in any of these assumptions or factors could materially affect future cash flows, which could result in the impairment of an asset.

Deferred Financing Costs

Deferred financing costs are being amortized over the estimated lives of the related obligations, which approximates the effective interest method.  The amortization of deferred financing costs also include the acceleration of amortization due to the refinancing of debt.  Total accelerated amortization included in amortization of deferred financing costs for the year ended December 31, 2004, 2003 and 2002 were $1.5 million, $0.4 million and $3.0 million, respectively.

Deferred Contract Costs

The Company entered into a series of agreements with a gas producer in September 2004, under which the Company processes natural gas under modified keep-whole arrangements.  In connection with these agreements, the Company paid $3.3 million of consideration to the producer in connection with these non-separable contracts, which are being amortized as additional cost of the gas purchased over the term of the contracts, October 1, 2004 through February 9, 2015.

Accrued Liabilities

Accrued liabilities consist of the following (in thousands):

	December 31,
	2004	2003
		(as restated, see note 23)
Product costs	$14,408	$10,277
Bonus and profit sharing, severance and vacation accruals	2,028	535
Interest payable	2,876	396
Deferred income	3,518	601
Construction in progress accruals	2,602	—
Taxes payable	1,358	550
State income taxes payable	543	603
Phantom unit compensation accrual	327	467
Other accruals	3,248	3,082
Total accrued liabilities	$30,908	$16,511

Deferred income

Deferred income represents prepayments received under fixed fee contracts to deliver NGLs at a future date.  Deferred income is recognized as revenue upon delivery of the product.

Contingencies

The Company is involved in various legal actions, the outcomes of which are not within the Company’s complete control and may not be known for prolonged periods of time.  In some actions, the claimants seek damages, as well as other relief, which, if granted, would require significant expenditures.  The Company records a liability in the consolidated financial statements for these actions when a loss is known or considered probable and the amount can be reasonably estimated.  The Company reviews these estimates each accounting period as additional information is known and adjusts the loss accrual when appropriate.  If the loss is not probable or cannot be reasonably estimated, a liability is not recorded in the consolidated financial statements.

Derivative Instruments

SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities establishes accounting and reporting standards requiring that derivative instruments (including certain derivative instruments embedded in other contracts) be recorded at fair value in the consolidated balance sheet as assets or liabilities.  Changes in the fair value of a derivative instrument not designated in a qualifying hedging relationship are recognized currently in earnings.   For derivative instruments designated as cash flow hedges, changes in fair value, to the extent the hedge is effective, are recognized in other comprehensive income and reclassified into current earnings when the hedged item is recognized in earnings.   Any ineffectiveness in the hedging relationship is recognized immediately in earnings.  For derivative instruments designated as fair value hedges, changes in fair value, as well as the offsetting changes in the estimated fair value of the hedged item attributable to the hedged risk, are recognized currently in earnings.  Differences between the changes in the fair values of the hedged item and the hedging derivative instrument, if any, represent ineffectiveness and are reflected currently in earnings.  The Company formally documents, designates and assesses the effectiveness of transactions receiving hedge accounting treatment.  Results of NGL and natural gas derivative transactions are reflected in revenue and results of interest rate hedging transactions are reflected in interest expense.  Hedge ineffectiveness on NGL and natural gas derivatives is reported in revenue.

Concentration of Credit Risk

Financial instruments that subject the Company to concentrations of credit risk consist principally of trade accounts receivable. The Company’s customers are concentrated within the Appalachian Basin, Michigan and Southwest geographic areas and the retail propane, refining, petrochemical and other energy-based industries.  Consequently, changes within these regions and/or industries have the potential to negatively impact the Company’s exposure to credit risk. The concentration of credit risk in a single industry affects the Company’s overall exposure to credit risk because customers may be similarly affected by changes in economic or other conditions. The Company has not experienced significant credit losses on its receivables.  For the year ended December 31, 2004, one customer accounted for 13% of total revenues and one customer accounted for 17% of the Company’s total accounts receivable at December 31, 2004.  For the year ended December 31, 2003 and 2002 there were no customers that accounted for more than 10% of total revenues and there were no customers that accounted for more than 10% of accounts receivable at December 31, 2003.

Treasury Stock

Treasury stock purchases are accounted for under the cost method whereby the entire cost of the acquired stock is recorded as treasury stock. Treasury stock reissued is relieved on a weighted average cost basis.

Fair Value of Financial Instruments

Cash and Cash Equivalents, Receivables, Accounts Payable and Other Current Liabilities.  The carrying amount approximates fair value because of the short-term maturity of these instruments.

Fair Value of Marketable Securities.  Marketable securities are recorded at market based on the closing price of the securities at the balance sheet date.

Fair Value of Derivative Instruments.   Fixed for-floating natural gas and NGL price swaps are recorded at fair value in the consolidated balance sheet.

Debt.  The carrying value of the Partnership’s credit facility approximates fair value since the facility bears interest at current market interest rates.  The fair value of the Partnership’s senior notes was approximately $225.0 million at December 31, 2004 based on quoted market prices.

Revenue Recognition

MarkWest Hydrocarbon generates revenue from the marketing of NGLs and, to a lesser extent, natural gas.  Revenue for product sales are recognized at the time the product is delivered and title is transferred.  The Partnership generates the majority of its revenues from natural gas gathering and processing, NGL fractionation, transportation and storage, and crude oil gathering and transportation. While all of these services constitute midstream energy operations, the Partnership provides its services pursuant to six different types of arrangements.  In many cases, the Partnership provides services under contracts that contain a combination of more than one of the arrangements.  The following is a description of the Partnership’s six arrangements.

•                  Fee-based arrangements - Under fee-based arrangements, the Partnership receives a fee or fees for one or more of the following services: gathering, processing, and transmission of natural gas, transportation, fractionation and storage of NGLs, and gathering and transportation of crude oil.  The revenue the Partnership earns from these contracts is directly related to the volume of natural gas, NGLs or crude oil that flows through its systems and facilities and is not directly dependent on commodity prices.

•                  Percent-of-proceeds arrangements - Under percent-of-proceeds arrangements, the Partnership generally gathers and processes natural gas on behalf of producers, sells the resulting residue natural gas and NGLs at market prices and remits to the producers an agreed upon percentage of the proceeds based on an index price.  In other cases, instead of remitting cash payments to the producer, MarkWest Energy delivers an agreed upon percentage of the residue gas and NGLs to the producer and sells the volumes it keeps to third parties at market prices.

•                  Percent-of-index arrangements - Under percent-of-index arrangements, the Partnership generally purchases natural gas at either a percentage discount to a specified index price, a specified index price less a fixed amount or a percentage discount to a specified index price less an additional fixed amount. MarkWest Energy then gathers and delivers the natural gas to pipelines where it resells the natural gas at the index price.

•                  Keep-whole arrangements - Under keep-whole arrangements, the Partnership gathers natural gas from the producer, processes the natural gas and sells the resulting NGLs to third parties at market prices.  Because the extraction of the NGLs from the natural gas during processing reduces the Btu content of the natural gas, the Partnership must either purchase natural gas at market prices for return to producers or make cash payment to the producers equal to the difference in the energy content of the natural gas stream before and after processing.

•                  Settlement margin - Under settlement margin, the Partnership is allowed to retain a fixed percentage of the natural gas volume gathered to cover the compression fuel charges and deemed line losses.  To the extent the Partnership’s gathering systems are operated more efficiently than specified per contract allowance, we are entitled to retain the difference for its own account.

•                  Condensate sales - During the gathering process, thermodynamic forces contribute to changes in operating conditions of the natural gas flowing through the pipeline infrastructure.  As a result, hydrocarbon dew points are reached, causing condensation of hydrocarbons in the high-pressure pipelines.  Under these arrangements, condensate collected in the system is retained by us and sold at market prices.

Under all six arrangements, revenue is recognized at the time the product is delivered and title is transferred.  It is upon delivery and title transfer that the Partnership meets all four revenue recognition criteria, and it is at such time that the Partnership recognizes revenue.

The Partnership’s assessment of each of the four revenue recognition criteria as they relate to its revenue producing activities is as follows:

Persuasive evidence of an arrangement exists. The Partnership’s customary practice is to enter into a written contract, executed by both the customer and the Partnership.

Delivery. Delivery is deemed to have occurred at the time the product is delivered and title is transferred, or in the case of fee-based arrangements, when the services are rendered.  To the extent we retain our equity liquids as inventory, delivery occurs when the inventory is subsequently sold and title is transferred to the third party purchaser.

The fee is fixed or determinable. The Partnership negotiates the fee for its services at the outset of its fee-based arrangements. In these arrangements, the fees are nonrefundable. The fees are generally due within ten days of delivery or services rendered.  For other arrangements, the amount of revenue is determinable when the sale of the applicable product has been completed upon delivery and transfer of tile. Proceeds from the sale of products are generally due in ten days.

Collectibility is probable. Collectibility is evaluated on a customer-by-customer basis. New and existing customers are subject to a credit review process, which evaluates the customers’ financial position (e.g. cash position and credit rating) and their ability to pay. If collectibility is not considered probable at the outset of an arrangement in accordance with the Partnership’s credit review process, revenue is recognized when the fee is collected.

Gas volumes received may be different from gas volumes delivered resulting in gas imbalances.  The Company records a receivable or payable for such imbalances based upon the contractual terms of the purchase agreements.   The Company had an imbalance payable of $0.1 million and $0.7 million and an imbalance receivable of $1.4 million and $1.9 million at December 31, 2004 and 2003, respectively.  Revenues for the transportation of crude are based upon regulated tariff rates and the related transportation volumes and are recognized when delivery of crude is made to the purchaser or other common carrier pipeline.

Stock and Incentive Compensation Plans

As permitted under SFAS No. 123, Accounting for Stock-Based Compensation, the Company has elected to continue to measure compensation costs for stock-based and unit-based employee compensation plans as prescribed by APB No. 25, Accounting for Stock Issued to Employees, as permitted under SFAS No. 123, Accounting for Stock Based Compensation, and SFAS No. 148, Accounting for Stock Based Compensation – Transition and Disclosure.  The Company has two fixed compensation plan and two variable plans, one of which is through the Company’s consolidated subsidiary, MarkWest Energy.  The Company accounts for these plans using fixed and variable accounting as appropriate.

Stock options are issued under the Company’s 1996 Stock Incentive Plan and 1996 Non-employee Director Stock Option Plan. The plans allow for the exercise of stock options using the cashless method, but only at the discretion of the Company.  Under a cashless exercise, the Company withholds from shares that otherwise would be issued upon the exercise of the option, the number of shares with a fair market value equal to the option exercise price and remits the remaining shares to the employee.  Prior to April 2004, the Company did not allow participants to exercise their stock options using the cashless method.  Accordingly, compensation expense was not recognized for stock options granted unless the options were granted at an exercise price less than the quoted market price of the Company’s stock on the grant date.  In April 2004, the Company changed its policy to allow participants to exercise their stock options using the cashless method.  Under APB 25, Accounting for Stock Issued to Employees, a fixed stock option plan that permits the use of a cashless exercise becomes variable if a pattern of exercising the stock options using the cashless method is demonstrated.  As a result, in April 2004, the Company was required to account for stock options issued under the plans as variable awards.  Compensation expense for stock options issued as variable awards is measured as the difference in the market value of the Company’s common stock and the exercise price of the stock options.  The difference is amortized into earnings over the period of service, adjusted quarterly for the change in the fair value of the unvested stock options awarded.  Increases or decreases in the market value of the Company’s common stock between April of 2004 and the end of each reporting period result in a change in the measure of compensation for vested awards, which is reflected currently in operations.  The Company recorded compensation expense for options granted under the plans accounted for as variable awards of $1.6 million for the year ended December 31, 2004.  During the year ended December 31, 2004, recipients exercised their options to purchase an aggregate of 226,734 shares of the Company’s common stock.  Recipients exercised options for 125,960 shares using the cashless method resulting in the net issuance of 44,816 shares of common stock.  During the three months ended March 31, 2004, two officers resigned from the Company.  As the former officers continued to serve on the Company’s Board of Directors, the Company agreed that the individual’s stock options would continue to vest and be exercisable in accordance with the original vesting and exercise provisions.  As a result of the modification to the stock options for these officers the outstanding stock options are to be accounted for as variable awards, and as a result, the Company recorded compensation expense of $0.4 million for the three months ended March 31, 2004, measured as the difference in the market value of the Company’s common stock on the date the officer’s status changed and the strike price of the outstanding stock options.  These charges are included in selling, general and administrative expenses.

The Company has also entered into arrangements with certain directors and officers of the Company.  These arrangements are referred to as the Participation Plan.  Under the Participation Plan, the Company sells subordinated partnership units of the Partnership and interests in the Partnership’s general partner to employees and directors of the Company under a purchase and sale agreement.  In accordance with the provisions of APB No. 25, Accounting for Stock Issued to Employees, and EITF No. 95-16, Accounting for Stock Compensation Arrangements with Employer Loan Features, the Participation Plan is accounted for as a variable plan.  Since the employee and director are 100% vested on the date they purchase the subordinated units or general partner interests, compensation expense for the subordinated units is measured as the difference in the market value of the subordinated Partnership units and the amount paid by those individuals.  Compensation related to the general partner interest is calculated as the difference in the formula value and the amount paid by those individuals.  The formula value is the amount MarkWest Hydrocarbon would have to pay the directors and employees to repurchase the general partner interests and is based on the current market value of the Partnership’s common units and the current quarterly distribution paid by the Partnership.  Increases or decreases in the market value of the subordinated units and the formula value of the general partner interests between the date they are acquired and the end of each reporting period result in a change in the measure of compensation, which is reflected currently in operations.  The Company recorded compensation expense under the Participation Plan of $3.7 million, $1.3 million and $0.2 million for the years ended December 31, 2004, 2003 and 2002, respectively. These charges are included in selling, general and administrative expenses.

The Partnership issues restricted units under the MarkWest Energy Partners, L.P. Long-Term Incentive Plan.  A restricted unit is a “phantom” unit that entitles the grantee to receive a common unit upon the vesting of the phantom unit, or at the discretion of the Compensation Committee, cash equivalent to the value of a common unit.  In accordance with APB No. 25, the Partnership applies variable accounting for the plan because a phantom unit is an award to an employee entitling them to increases in the market value of the Partnership’s units subsequent to the date of grant without issuing units to the employees, similar to a stock appreciation right.  As a result, the Partnership is required to mark to market the awards at the end of each reporting period.  Compensation expense is measured for the phantom unit grants using the market price of MarkWest Energy’s common units on the date the units are granted.  The fair value of the units awarded is amortized into earnings over the period of service, adjusted quarterly for the change in the fair value of the unvested units granted.  The phantom units vest over a stated period.  For certain employees vesting is accelerated if certain performance measures are met.  The accelerated vesting criteria provisions are based on annualized distribution goals.  If the Partnership’s distributions are at or above the goal for a certain number of consecutive quarters, vesting of the employee’s phantom units is accelerated.  However, the vesting of any phantom units may not occur until at least one year following the date of grant.  The general partner of the Partnership may also elect to accelerate the vesting of outstanding awards, which results in an immediate charge to operations for the unamortized portion of the award.  The Partnership recorded compensation expense under the Long-Term Incentive Plan of $1.1 million, $1.4 million and $0.1 million for the years ended December 31, 2004, 2003 and 2002, respectively.  These charges are included in selling, general and administrative expenses.

Had compensation cost for the Company’s stock-based and unit-based compensation plans been determined based on the fair value at the grant dates under those plans consistent with the method prescribed by SFAS No. 123, Accounting for Stock-Based Compensation, the Company’s net income and earnings per share would have been reduced to the pro forma amounts listed below (in thousands, except per share data):

	Year Ended December 31,
	2004	2003	2002
		(as restated, see note 23)	(as restated, see note 23)

Net loss, as reported	$(903)	$(11,006)	$(3,009)
Add: compensation expense included in reported net loss	6,770	2,701	249
Deduct: total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effect	(4,681)	(2,927)	(618)
Pro forma net income (loss)	$1,186	$(11,232)	$(3,378)

Net loss per share:
Basic, as reported	$(0.08)	$(1.07)	$(0.29)
Basic, pro forma	$0.11	$(1.09)	$(0.33)
Diluted, as reported	$(0.08)	$(1.07)	$(0.29)
Diluted, pro forma	$0.11	$(1.09)	$(0.33)

Income Taxes

The Company accounts for income taxes under the asset and liability method pursuant to SFAS No. 109, Accounting for Income Taxes. Under SFAS No. 109, deferred income taxes are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax basis and net operation loss and credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect of any tax rate change on deferred taxes is recognized in income in the period that includes the enactment date of the tax rate change. Realizability of deferred tax assets is assessed and if not more likely than not, a valuation allowance is recorded to write down the deferred tax assets to their net realizable value.

Comprehensive Income (Loss)

Comprehensive income includes net income (loss) and other comprehensive income (loss), which includes, unrealized gains and losses on commodity or interest rate derivative financial instruments accounted for as hedges and unrealized gains or losses on marketable securities accounted for as available for sale.

Earnings (Loss) Per Share

Basic earnings (loss) per share is computed on the basis of the weighted average number of shares of common stock outstanding during the period. Diluted earnings per share is computed on the basis of the weighted average number of shares of common stock plus the effect of dilutive potential common shares outstanding during the period using the treasury stock method. Dilutive potential common shares include outstanding stock options and stock awards.  All share information has been adjusted to give retroactive effect to stock dividends paid, see note 12.

The following are the number of shares used to compute the basic and diluted earnings per share (in thousands):

	Year ended December 31,
	2004	2003	2002

Basic earnings per share:
Weighted average shares outstanding	10,686	10,328	10,285
Dilutive earnings per share:
Weighed average limited shares outstanding	10,686	10,328	10,285
Dilutive effect of exercise of options outstanding	54	19	16
Dilutive shares	10,740	10,347	10,301

Foreign Currency Translation

On December 2, 2003, the Company sold all of its Canadian subsidiaries and, consequently, no longer have assets, liabilities or operations that require foreign currency translation.  Prior thereto, assets and liabilities of the Company’s Canadian subsidiary, which used the Canadian dollar as its functional currency, were translated into United States dollars at the foreign currency exchange rate in effect at the applicable reporting date, and the statements of operations data were translated at the average rates in effect during the applicable period.  The resulting cumulative translation adjustment was recorded as a separate component of other comprehensive income.

Recent Accounting Pronouncements

In December 2004, the FASB issued SFAS No. 123 (revised 2004), Shared-Based Payment.  This statement addresses the accounting for share-based payment transactions in which an enterprise receives employee services in exchange for (a) equity instruments of the enterprise, or (b) liabilities that are based on the fair value of the enterprise’s equity instruments or that may be settled by the issuance of such equity instruments.  SFAS No. 123(R) requires an entity to recognize the grant-date fair-value of stock options and other equity-based compensation issued to employees in the income statement.  The revised Statement requires that an entity account for those transactions using the fair-value-based method, and eliminates the intrinsic value method of accounting in APB No. 25, Accounting for Stock Issued to Employees, which was permitted under SFAS No. 123, as originally issued.  The revised Statement requires entities to disclose information about the nature of the share-based payment transactions and the effects of those transactions on the financial statements.  SFAS 123(R) is effective for public companies for the first fiscal year beginning after June 15, 2005.  All public companies must use either the modified prospective or the modified retrospective transition method.  The Company has not yet evaluated the impact of the adoption of this pronouncement, which must be adopted in the first quarter of calendar year 2006.  On March 29, 2005, the SEC staff issued SAB No. 107, Share-Based Payment, to express the views of the staff regarding the interaction between SFAS No. 123(R) and certain SEC rules and regulations and to provide the staff’s views regarding the valuation of share-based payment arrangements for public companies.  The Company will take into consideration the additional guidance provided by SAB No. 107 in connection with the implementation of SFAS No. 123(R).

In March 2005, the FASB issued FIN No. 47, Accounting for Conditional Asset Retirement Obligations, which clarifies the accounting for conditional asset retirement obligations as used in SFAS No. 143, Accounting for Asset Retirement Obligations.  A conditional asset retirement obligation is an unconditional legal obligation to perform an asset retirement activity in which the timing and (or) method of settlement are conditional on a future event that may or may not be within the control of the entity.  An entity is required to recognize a liability for the fair value of a conditional asset retirement obligation under SFAS No. 143 if the fair value of the liability can be reasonably estimated.  FIN 47 permits, but does not require, restatement of interim financial information.  The provisions of FIN 47 are effective for reporting periods ending after December 15, 2005.  The Company is currently evaluating the impact of adopting FIN 47 on its consolidated financial statements.

In May 2005, the FASB issued SFAS No. 154, Accounting Changes and Error Corrections—a replacement of APB Opinion No. 20 and FASB Statement No. 3. SFAS No. 154 replaces Accounting Principles Board Opinion No. 20, Accounting Changes, and SFAS No. 3, Reporting Accounting Changes in Interim Financial Statements, and changes the requirements for the accounting for and reporting of a change in accounting principle. This statement applies to all voluntary changes in accounting principle and also applies to changes required by an accounting pronouncement in the unusual instance that the pronouncement does not include specific transition provisions. The statement is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. The Company will adopt the provisions of SFAS No. 154 beginning in calendar year 2006. Management believes that the adoption of the provisions of SFAS No. 154 will not have a material impact on the Company’s consolidated financial statements.

3.                                     Initial Public Offering and Private Placement of MarkWest Energy Partners

Initial Public Offering

On May 24, 2002, MarkWest Hydrocarbon conveyed most of the assets, liabilities and operations of its midstream business to MarkWest Energy in exchange for:

•                    3,000,000 subordinated limited partnership units, representing a 54.3% interest in the Partnership after the issuance of the common limited partnership units.

•                    A general partner interest, representing a 2.0% interest in the Partnership after issuance of the common limited partnership units.

•                    Incentive distribution rights (as defined in the Partnership Agreement).

•                    The direct and indirect assumption of certain liabilities by the Partnership, including $1.8 million in working capital liabilities and $19.4 million of indebtedness.

•                    The right to be reimbursed by the Partnership for $15.6 million of capital expenditures.

•                    The right to receive $26.7 million in cash upon the closing of the initial public offering (IPO) and MarkWest Energy Operating Company, L.L.C.’s (the Operating Company) $60.0 million credit facility.  The Operating Company is a wholly owned subsidiary of the Partnership.

The Partnership issued 2,415,000 common units (including 315,000 units issued pursuant to the underwriters’ over-allotment option), representing a 43.7% limited partnership interest in the Partnership, in an IPO at a price of $20.50 per unit. The Operating Company concurrently entered into a $60.0 million term loan credit facility with its lenders and borrowed $21.4 million upon the closing of the IPO.

Upon the closing of the IPO, MarkWest Hydrocarbon received cash totaling $63.5 million, which was funded by proceeds from the IPO and by Partnership borrowings under its credit facility.  The Company used the cash to repay bank indebtedness.

The common units have preference over the subordinated units with respect to cash distributions and, accordingly, the Company accounted for the sale of the common units as a sale of a non-controlling interest. The subordinated units automatically convert to common units on June 30, 2009, but a portion of the subordinated units may convert on or after June 30, 2005 if the Partnership meets certain financial tests,, as defined in the Partnership Agreement.

Private Placement

During November 2002, MarkWest Hydrocarbon sold 500,000 of its Partnership subordinated units to a private venture fund for $8.6 million. The sale price was $17.146 per subordinated unit, and represented a 22% discount off the common unit price of MarkWest Energy over the twenty trading days prior to closing. The discounted subordinated unit sales price relative to the market value of the common units was attributable to the preference of the common units with respect to distributions as well as the lack of a public trading market for the subordinated units. Net proceeds after transaction costs were $8.1 million. MarkWest Hydrocarbon recognized a gain on the sale of $5.5 million. MarkWest Hydrocarbon granted preferential rights of conversion to the buyer, i.e. that one-third of the 500,000 subordinated units sold will be converted into common units at each of the first three possible conversion dates provided for in MarkWest Energy’s Partnership Agreement.  MarkWest Hydrocarbon’s former President and Chief Executive Officer and current Chairman of the Board of Directors indirectly acquired 13,997 of the subordinated units as a limited partner of the private venture fund.

4.            Marketable Securities

Marketable securities are classified as available-for-sale and stated at market based on the closing price of the securities at the consolidated balance sheet date.  Accordingly, unrealized gains or losses are reflected in other comprehensive income (loss), net of applicable income taxes.  For losses that are other than temporary, the cost basis of the securities is written down to fair value and the amount of the write-down is reflected in the statement of operations.  The Company utilizes a weighted-average cost basis to compute realized gains and losses.  Realized gains and losses, and dividend and interest income, are reflected in earnings.

Debt and equity securities are classified as available-for-sale.  The following are the components of marketable securities (in thousands):

December 31, 2004	Cost Basis	Unrealized gains	Unrealized losses	Recorded Basis
Equity securities:
Master limited partnership units	$5,248	$872	$(19)	$6,101
Equity securities, classified as current	5,248	872	(19)	6,101
Fixed maturities:
Mortgage backed securities (due after one year through five years)	8,750	10	(46)	8,714
Mortgage back securities, classified as non-current	8,750	10	(46)	8,714
Total marketable securities	$13,998	$882	$(65)	$14,815

December 31, 2003	Cost Basis	Unrealized gains	Unrealized losses	Recorded Basis
Fixed maturities:
Mortgage backed securities (due December 2007)	$2,500	$—	$—	$2,500
Total restricted marketable securities (as restated, see note 23)	$2,500	$—	$—	$2,500

At December 31, 2004, unrealized gains of $0.9 million relate primarily to investments in equity securities of domestic energy partnerships.  Unrealized losses of $0.1 million relate primarily to mortgage backed securities and are primarily attributable to changes in interest rates.  Net unrealized gains on marketable securities of $0.8 million, net of the related tax effect of $0.3 million, are reflected as a component of other comprehensive income at December 31, 2004.

5.             Acquisitions by MarkWest Energy

East Texas System Acquisition

On July 30, 2004, the Partnership completed the East Texas System acquisition consisting of American Central Eastern Texas’ Carthage gathering system and gas processing assets located in east Texas for approximately $240.7 million.  The Company’s consolidated financial statements include American Central Eastern Texas’ results of operations from July 30, 2004.  The assets acquired consist of processing plants, gathering systems, a processing facility currently under construction and a NGL pipeline to be constructed in 2005.

In conjunction with the closing of the acquisition, the Partnership completed a private offering of 1,304,438 common units, at $34.50 per unit, representing approximately $45.0 million in proceeds after transaction costs of approximately $0.9 million and including a contribution from the general partner of $0.9 million to maintain its ownership interest.  In addition, the Partnership amended and restated its credit facility, increasing its maximum lending limit from $140.0 million to $315.0 million.  The credit facility included a $265.0 million revolving facility and a $50.0 million term loan facility.  The Partnership used the proceeds from the private offering and borrowings of $195.7 million under the credit facility to finance the East Texas System acquisition.

The total adjusted purchase price was comprised of $240.7 million, and was allocated as follows (in thousands):

Acquisition costs:
Cash consideration	$240,269
Direct acquisition costs	457
Total	$240,726

Allocation of acquisition costs:
Customer contracts	$165,379
Property, plant and equipment	76,012
Inventory	65
Imbalance payable	(337)
Property taxes payable	(393)
Total	$240,726

Hobbs Lateral Acquisition

On April 1, 2004, the Partnership acquired the Hobbs Lateral pipeline for approximately $2.3 million.  The Hobbs Lateral consisted of a four-mile pipeline, with a capacity of 160 million cubic feet of natural gas per day, connecting the Northern Natural Gas interstate pipeline to Southwestern Public Service’s Cunningham and Maddox power generating stations in Hobbs, New Mexico.  The Hobbs Lateral is a New Mexico intrastate pipeline regulated by the Federal Energy Regulatory Commission.

Michigan Crude Pipeline

On December 18, 2003, the Partnership completed the acquisition (the “Michigan Crude Pipeline acquisition”) of Shell Pipeline Company, LP’s and Equilon Enterprises, LLC’s, Michigan Crude Gathering Pipeline, for approximately $21.3 million. The results of operations of the system have been included in the Partnership’s consolidated financial statements since December 18, 2003. The $21.3 million purchase price was financed through borrowings under the Partnership’s line of credit.

The system is a common carrier Michigan intrastate pipeline and gathers light crude oil from wells. The system extends from production facilities near Manistee, Michigan to a storage facility near Lewiston, Michigan.  The trunk line consisted of approximately 150 miles of pipe.  Crude oil is gathered into the System from 57 injection points, including 52 central production facilities and five truck unloading facilities.  The oil is transported for a fee to the Lewiston station where it is batch injected into the Enbridge Lakehead Pipeline, which then transports the crude oil to refineries in Sarnia, Ontario, Canada.

The purchase price was comprised of $21.3 million paid in cash plus direct acquisition costs and was allocated as follows (in thousands):

Acquisition costs:
Cash consideration	$21,155
Direct acquisition costs	128
Total	$21,283

Allocation of acquisition costs:
Property, plant and equipment	$21,283

Western Oklahoma Acquisition

On December 1, 2003, the Partnership completed the acquisition of American Central Western Oklahoma Gas Company, L.L.C. for approximately $38.0 million.  Results of operations for the acquired assets have been included in the Company’s consolidated financial statements since that date.

The assets acquired include the Foss Lake gathering system located in the western Oklahoma counties of Roger Mills and Custer.  The acquired gathering system was comprised of approximately 167 miles of pipeline, connected to approximately 270 wells and 11,000 horsepower of compression facilities.   The assets also included the Arapaho gas processing plant.

The purchase price of approximately $38.0 million was financed through borrowings under the Partnership’s credit facility.

The purchase price was comprised of $38.0 million paid in cash, and was allocated as follows (in thousands):

Acquisition costs:
Cash consideration	$37,850
Direct acquisition costs	101
Total	$37,951

Allocation of acquisition costs:
Property, plant and equipment	$37,951

Lubbock Pipeline Acquisition

Effective September 2, 2003, the Partnership, through its wholly owned subsidiary, MarkWest Pinnacle L.P., completed the acquisition (the “Lubbock Pipeline Acquisition”) of a 68-mile intrastate gas transmission pipeline near Lubbock, Texas from a subsidiary of ConocoPhillips for approximately $12.2 million. The transaction was financed through borrowings under the Partnership’s credit facility. The results of operations of the Lubbock Pipeline have been included in the Company’s consolidated financial statements since that date.

Pinnacle Acquisition

On March 28, 2003, the Partnership completed the acquisition (the “Pinnacle acquisition”) of Pinnacle Natural Gas Company, Pinnacle Pipeline Company, PNG Transmission Company, Inc., PNG Utility Company and Bright Star Gathering, Inc. (collectively, “Pinnacle”).  The assets acquired were comprised of three lateral natural gas pipelines and twenty gathering systems.  Pinnacle’s results of operations have been included in the Company’s consolidated financial statements since that date.  The purchase price was financed through borrowing under the Partnership’s line of credit.

The purchase price was allocated as follows (in thousands):

Acquisition costs:
Long-term debt incurred	$39,471
Direct acquisition costs	450
Current liabilities assumed	8,945
$48,866

Allocation of acquisition costs:
Current assets	$10,643
Fixed assets (including long-term contracts)	38,223
Total	$48,866

Pro Forma Results of Operations (unaudited)

The following table reflects the pro forma consolidated results of operations for the periods presented, as though the Pinnacle acquisition, the Western Oklahoma acquisition, the Michigan Crude Pipeline acquisition and the East Texas System acquisition each had occurred as of the beginning of the periods presented.  The unaudited pro forma results have been prepared for comparative purposes only and may not be indicative of future results.   The unaudited pro forma results of operations for the Hobbs Lateral acquisition and the Lubbock Pipeline acquisition have not been presented, as these acquisitions were not significant.  The following table is in thousands, except per share amounts.

	Year Ended December 31,
	2004	2003
		(as restated, see note 23)
Revenue	$480,791	$301,537
Net income (loss) from continuing operations	$220	$(28,085)
Net income (loss) from continuing operations per share:
Basic	$0.02	$(2.72)
Diluted	$0.02	$(2.72)
Weighted average number of outstanding shares of common stock:
Basic	10,686	10,328
Diluted	10,740	10,347

6.                      Discontinued Operations

During 2003, the Company discontinued its exploration and production business.  Through a series of dispositions noted below, the Company sold off substantially all of its U.S. and Canadian oil and gas properties. The dispositions were as follows:

Sales of San Juan Basin Properties

During the second and third quarters of 2003, the Company completed the sales of its San Juan Basin (U.S.) oil and gas properties to certain third parties for net proceeds aggregating approximately $55.3 million. The Company recognized an aggregate net pretax gain of $23.3 million on these sales for the year ended December 31, 2003.  The proceeds from the sales were used for working capital and general corporate purposes.

Sales of Canadian Properties

During December 2003, the Company completed the sales of all of its Canadian oil and gas properties to certain third parties for net proceeds aggregating approximately $49.1 million. The Company recognized an aggregate pretax loss of $4.8 million on these sales for the year ended December 31, 2003. The proceeds from the sales were primarily used to pay off the Company’s remaining outstanding debt, exclusive of MarkWest Energy’s debt.

Sale of Eastern Michigan Properties

During December 2003, the Company completed the sale of certain oil and gas properties and related assets located in eastern Michigan for net proceeds of less than $0.1 million. The Company recognized a pretax loss of $1.8 million.

Financial Statement Impact of Discontinued Operations

For the years ended December 31, 2003 and 2002, revenues from the Company’s discontinued operations were $30.1 and $31.5 million, respectively, and income (loss) from discontinued operations before income taxes was $2.1 and $2.9 million, respectively.

For the years ended December 31, 2003 and 2002, the impact on both basic and diluted net income (loss) per share from discontinued operations was $1.11 and $0.17, respectively.

7.             Property, Plant and Equipment

Property, plant and equipment consists of (in thousands):

		December 31,
		2004	2003
	Property, plant and equipment:
	Gas gathering facilities	$160,763	$73,424
	Gas processing plants	56,239	55,888
	Fractionation and storage facilities	22,112	22,160
	Natural gas pipelines	38,167	38,790
	Crude oil pipelines	18,499	18,352
	NGL transportation facilities	4,381	4,415
	Land, buildings and other equipment	9,418	12,499
	Furniture, office equipment and other	4,113	4,367
	Construction in-progress	28,944	2,362
		342,636	232,257
Less:	Accumulated depreciation, depletion, amortization and impairment	(59,443)	(44,134)
	Total property, plant and equipment, net	$283,193	$188,123

During 2004, the Company recorded an impairment charge of approximately $0.1 million.  The charge related to plant processing equipment taken out of service.

Cobb Processing Plant

During 2003, MarkWest Hydrocarbon entered into an agreement with the Partnership for the construction of a new Cobb processing plant.  Initially, the Partnership estimated the construction costs of the new plant and the costs to decommission and dismantle the old plant to be approximately $2.1 million.  In the third quarter of 2004, this estimate was revised to $3.6 million to construct the new plant and $0.5 million to decommission and dismantle the old plant. Construction was completed in the second quarter of 2005 at a cost of $3.6 million.  Upon the completion of the new plant, the Partnership ceased operating the existing Cobb processing plant.

As of December 31, 2003, and in accordance with SFAS No. 144, the Partnership determined that the carrying value of the old processing plant of $1.4 million exceeded its estimated fair value of $0.3 million.  Consequently, the Company reflected an impairment of $1.1 million in the statement of operations for the year ended December 31, 2003.

On December 31, 2004, the general partner and the Partnership amended the Partnership Agreement to provide for the contribution of $1.7 million by the general partner.  In exchange for the contribution, the amendment specifies that the first $1.7 million of depreciation deduction attributable to the new plant will be allocated to the general partner.  The amendment had no impact on the MarkWest Hydrocarbon’s consolidated balance sheet, results of operations and cash flows.

Dispositions

In addition to the dispositions of substantially all of the Company’s oil and gas properties, the Company also sold its Lordstown, Ohio terminal on July 15, 2003 to a third party for approximately $0.7 million, including $0.2 million for on-hand inventory. On September 2, 2003, the Company sold its Lynchburg, Virginia terminal to a third party for approximately $1.2 million plus on-hand inventory. As a result of the two sales, the Company incurred a loss in 2003 of less than $0.1 million.

8.             Intangible Assets Subject to Amortization

On July 30, 2004, the Partnership completed the acquisition of American Central Eastern Texas’ Carthage gathering system and gas processing assets located in East Texas for approximately $240.7 million.  Of the total purchase price, $165.4 million was allocated to amortizable identifiable intangible assets (i.e., customer contracts) based on the net present value of the projected cash flows from these contracts.  The key variables in determining the valuation of the customer contracts were the assumption of renewals, economic incentives to retain customers, historical volumes, current and future capacity of the gathering system and pricing volatility.  The Partnership is amortizing the carrying value of these customer contracts on a straight-line basis over their average estimated economic life of 20 years.  The estimated economic life was determined by assessing the life of the assets to which the contracts relate, likelihood of renewals, competitive factors, regulatory or legal provisions and maintenance and renewal costs.

Other intangible assets include customer contracts acquired in 2003 for $274,000, which are being amortized through June of 2005.

The Company’s intangible assets at December 31, 2004, are composed of customer contracts which are being amortized over the following estimated useful lives (in thousands):

	Gross	Accumulated Amortization	Net
20 years	$165,379	$3,446	$161,933
1 year	288	220	68
Total	$165,667	$3,666	$162,001

Amortization expense related to the Company’s intangible assets was $3.6 million for the year ended December 31, 2004.

Estimated future amortization expense related to the Company’s intangible assets at December 31, 2004 is as follows (in thousands):

Year ending December 31:
2005	$8,337
2006	8,269
2007	8,269
2008	8,269
2009	8,269
Thereafter	120,588
Total	$162,001

9.             Long-Term Debt

MarkWest Hydrocarbon

Credit Facility

On October 25, 2004, the Company entered into a $25.0 million senior credit facility with a term of one year.  The $25.0 million revolving facility has a variable interest rate based on the base rate, which is equal to the higher of a) the Federal Funds Rate plus 1/2 of 1%, and b) the rate of interest in effect for such day as publicly announced from time to time by the Administrative Agent as its prime rate, plus the applicable rate, which is based on a utilization percentage.  The amount available to be drawn under the credit facility is based upon the amount of the Company’s eligible accounts receivable and inventory.  The Company is required to pay a commitment fee equal to the applicable rate (as defined in the agreement and determined by a utilization percentage) times the actual daily amount by which the aggregate commitment exceeds the sum of (i) the outstanding amount of loans plus (ii) the outstanding amount of the Company’s letter of credit obligations.  Substantially all of the Company’s assets and its subsidiaries (other than excluded MarkWest Energy entities) are pledged to the lender to secure the repayment of the outstanding borrowings under the credit facility.  The proceeds from this facility are expected to be used to finance inventory and accounts receivable and to support letters of credit.

In connection with the credit facility, the Company is subject to a number of restrictions on its business, including restrictions on its ability to grant liens on assets; merge, consolidate or sell assets; incur indebtedness; make acquisitions; engage in other businesses; enter into operating leases; enter into certain swap contracts; engage in transactions with affiliates; make dispositions; make restricted payments, distributions and redemptions and other usual and customary covenants.  As of December 31, 2004, the Company had no outstanding borrowings and it had a borrowing capacity of $19.0 million.  At December 31, 2004, $6.0 million of this facility was used for a letter of credit issued in support of one of the Company’s producer agreements.

The credit facility also contains covenants requiring the Company to maintain:

•      a positive consolidated EBITDA (including cash distributions from the Partnership) for the four consecutive fiscal quarters most recently completed;

•      a minimum net worth of $40.0 million plus 50% of proceeds of equity issued subsequent to October 25, 2004; and

•      a minimum available cash and marketable securities reserve of $15.0 million, which is to be reduced to zero in the event the Company restructures a keep-whole contract with one of its significant customers.

As the Company was unable to deliver its 2004 audited consolidated financial statements within 90 days of December 31, 2004, the Company was not in compliance with its debt covenants.  The lending institutions of the Company’s credit facility have waived the 90 days delivery requirement until November 15, 2005.

MarkWest Energy Partners

Credit Facility

In October 2004, the Partnership entered into the third amended and restated credit agreement (“Partnership Credit Facility”), which provides for a maximum lending limit of $200.0 million for a term of five years.  The credit facility includes a revolving facility up to $200.0 million with the potential to increase the maximum lending limit to $300.0 million.  The credit facility is guaranteed by the Partnership and all of its subsidiaries and is collateralized by substantially all of the Partnership’s assets and those of its subsidiaries.  The borrowings under the credit facility bear interest at a variable interest rate based on one of two indices that include either (i) LIBOR plus an applicable margin, which was fixed at a rate of 2.75% for the first two quarters following the closing of the credit facility or (ii) Base Rate (as defined for any day, a fluctuating rate per annum equal to the higher of (a) the Federal Funds Rate plus ½ of 1% or (b) the rate of interest in effect for such day as publicly announced from time to time by the administrative agent of the debt as its “prime rate”) plus an applicable margin, which margin is fixed at a rate of 2.00% for the first two quarters following the closing of the credit facility.  After that period, the applicable margin adjusts quarterly based on the Partnership’s ratio of funded debt to EBITDA (as defined in the credit agreement).  The Partnership incurs a commitment fee on the unused portion of the credit facility at a rate ranging from 37.5 to 50.0 basis points based upon the ratio of the Partnership’s consolidated funded debt (as defined in the Partnership Credit Facility) to consolidated EBITDA (as defined in the Partnership Credit Facility) for the four most recently completed fiscal quarters.  For the years ended December 31, 2004 and 2003, the weighted average interest rate on the Partnership’s credit facility was 4.48% and 4.69%, respectively.

Under the provisions of the Partnership Credit Facility, the Partnership is subject to a number of restrictions on its business, including restrictions on its ability to grant liens on assets; make or own certain investments; enter into any swap contracts other than in the ordinary course of business; merge, consolidate or sell assets; incur indebtedness (other than subordinated indebtedness); make acquisitions; engage in other businesses; enter into capital or operating leases; engage in transactions with affiliates; make distributions on equity interests; declare or make, directly or indirectly any restricted payments.

The Partnership Credit Facility also contains covenants requiring the Partnership to maintain:

•      a ratio of not less than 3.00 to 1.00 of consolidated EBITDA to consolidated interest expense for the prior four fiscal quarters;

•      a ratio of not more than 5.00 to 1.00 of total consolidated debt to consolidated EBITDA for the prior four fiscal quarters;

•      a ratio of not more than 3.50 to 1.00 of consolidated senior debt to consolidated EBITDA for the prior fiscal quarters; and

•      a minimum net worth of $200.0 million plus 50% of proceeds from Partnership interests issued subsequent to October 25, 2004.

These covenants are used to calculate the available borrowing capacity on a quarterly basis.  The calculation takes into consideration the cash flow contribution of any future acquisitions at the time of closing.  The Partnership Credit Facility matures on October 23, 2009.  At that time, the Partnership Credit Facility terminates and all outstanding amounts thereunder are due and payable.

There is no debt outstanding under the Partnership Credit Facility at December 31, 2004 and, based on the covenants above, the Partnership had available borrowing capacity of approximately $63.3 million. The available borrowing capacity at December 31, 2004 was calculated, using the most restrictive debt covenant, as the amount that, when added to existing debt, would provide a maximum leverage ratio of 5.0 to 1.0.

As the Partnership was unable to deliver its 2004 audited consolidated financial statements within 90 days of December 31, 2004, the Partnership was not in compliance with its debt covenants.  The lending institutions of the credit facility waived the 90 day delivery requirement until June 30, 2005.  The Partnership’s Form 10-K for the year ended December 31, 2004 and its Quarterly Report on Form 10-Q for the first quarter of 2005 were filed on June 24, 2005.

Senior Notes

In October 2004, the Partnership and its subsidiary, MarkWest Energy Finance Corporation, issued $225.0 million of senior notes due November 1, 2014 pursuant to Rule 144A and Regulation S under the Securities Act of 1933.  Subject to compliance with certain covenants, the Partnership may issue additional notes from time to time under the indenture.  Interest on the notes accrues at the rate of 6.875% per year and is payable semi-annually in arrears on May 1 and November 1, commencing on May 1, 2005.  The Partnership may redeem some or all of the notes at any time on or after November 1, 2009 at certain redemption prices together with accrued and unpaid interest to the date of redemption, and the Partnership may redeem all of the notes at any time prior to November 1, 2009 at a make-whole redemption price.  In addition, prior to November 1, 2007, the Partnership may redeem up to 35% of the aggregate principal amount of the notes with the proceeds of certain equity offerings at a certain redemption price.  If the Partnership sells certain assets and does not reinvest the proceeds or repay senior indebtedness, or if the Partnership experiences specific kinds of changes in control, it must offer to repurchase notes at a specified price.  MarkWest Energy Partners, L.P. is a holding entity and owns no operating assets and has no significant operations independent of its subsidiaries.  Each of the Partnership’s existing subsidiaries, other than MarkWest Energy Finance Corporation, has guaranteed the notes jointly and severally and fully and unconditionally.  The notes are senior unsecured obligations equal in right of payment with all of the Partnership’s existing and future senior debt.  These notes are senior in right of payment to all of the Partnership’s future subordinated debt but effectively junior in right of payment to its secured debt to the extent of the assets securing the debt, including the Partnership’s obligations in respect of the Partnership Credit Facility.  The proceeds from these notes were used to pay down the Partnership’s outstanding debt under its credit facility.

The indenture governing the senior notes limits the activity of the Partnership and its restricted subsidiaries.  The provisions of such indenture places limits, on the ability of the Partnership and its restricted subsidiaries to incur additional indebtedness; declare or pay dividends or distributions or redeem, repurchase or retire equity interests or subordinated indebtedness; make investments; incur liens; create any consensual limitation on the ability of the Partnership’s restricted subsidiaries to pay dividends, make loans or transfer property to the Partnership; engage in transactions with the Partnership’s affiliates; sell assets, including equity interest of the Partnership’s subsidiaries; make any payment on or with respect to, or purchase, redeem, defease or otherwise acquire or retire for value any subordinated obligation or guarantor subordination obligation (except principal and interest at maturity); and consolidate, merge or transfer assets.

The Partnership agreed to file an exchange offer registration statement, or under certain circumstances, a shelf registration statement, pursuant to a registration rights agreement relating to the 2004 senior notes.  On February 22, 2005, the Partnership filed the exchange offer registration statement relating to the 2004 senior notes.  The Partnership is offering to exchange up to $225.0 million aggregate principal amount of new 6.875% senior notes due 2014 that have been registered under the Securities Act for an equal principal amount of the 2004 senior notes.  The Partnership failed to complete the exchange offer in the time provided for in the subscription agreements (April 19, 2005) and as a consequence is incurring an interest rate penalty of 0.5%, increasing 0.25% every 90 days thereafter up to 1%, until such time as the exchange offer is completed.

The indenture governing the outstanding senior notes contains restrictions on the Partnership’s ability to make cash distributions.  Under the indenture, the Partnership is restricted from making Restricted Payments if at the time of making the Restricted Payment, a default or an event of default has occurred and is continuing.  The Partnership’s failure to file its Annual Report on Form 10-K for the year ended December 31, 2004 and its Quarterly Report on Form 10-Q for the first quarter of 2005 within the time periods specified in the Securities and Exchange Commission’s rules and regulations constituted a default under the indenture, and the failure to file the Form 10-K within thirty days after the April 8, 2005 notice from the indenture trustee constituted an event of default under the indenture.  On May 16, 2005, the Partnership paid a cash distribution to unitholders for the first quarter of 2005.  This cash distribution, made while the event of default for failure to file its Form 10-K had occurred and was continuing, constituted a default under the indenture, and this default matured into an event of default thirty days after such Restricted Payment was made, or June 15, 2005.  Both of these events of default were cured upon the filing of the Partnership’s Form 10-K and the Quarterly Report on Form 10-Q for the first quarter of 2005 on June 24, 2005 prior to any declaration of acceleration of the senior notes by the trustee as a result of such events of default.

Long-term debt consists of (in thousands):

	December 31,
	2004	2003

6.875% Senior Notes due November 1, 2014	$225,000	$—
Revolving credit facility due November 2006	—	126,200

	$225,000	$126,200

10.  Asset Retirement Obligations

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

The cumulative effect of this accounting change for years prior to 2003 was less than $0.1 million and is reflected in the Company’s statement of operations. At the time of adoption, the Company recorded an asset retirement obligation of $3.4 million, decreased a site restoration liability of $0.9 million that was recorded prior to the implementation of SFAS No. 143 and increased net property, plant and equipment of $2.4 million in accordance with the provisions of SFAS No. 143. There was no impact on our cash flows as a result of adopting SFAS No. 143.  For the year ended December 31, 2003, the impact on earnings per share from the cumulative effect of the change in accounting for asset retirement obligations was not significant.

The pro forma asset retirement obligation would have been $2.5 million at January 1, 2002 had the Company adopted SFAS No. 143 on January 1, 2002. For the year ended December 31, 2002, the pro forma effect on net income and earnings per share, had the Company adopted SFAS No. 143 on January 1, 2002, would have been as follows (in thousands, except per share data):

	As Reported	Pro Forma
	(as restated, see note 23)	(as restated, see note 23)
Net loss	$(3,009)	$(4,454)
Loss per share:
Basic	$(0.29)	$(0.43)
Diluted	$(0.29)	$(0.43)

The following is a reconciliation of the Company’s asset retirement obligation for the years ended December 31, 2004 and 2003 (in thousands):

Asset retirement obligation as of January 1, 2003	$3,367
Liabilities accrued during the period	1,197
Liabilities settled	(4,188)
Accretion	128
Asset retirement obligation as of December 31, 2003	504
Liabilities accrued during the period	377
Liabilities settled	(4)
Accretion	15
Asset retirement obligation as of December 31, 2004	$892

The Company’s assets subject to asset retirement obligations, exclusive of assets owned by MarkWest Energy, were primarily oil and gas wells. The Company discontinued its exploration and production business and sold off substantially all of its assets as of December 31, 2003.

The Partnership reviewed current laws and regulations governing obligations for asset retirements as well as leases.  Based on that review, the Partnership identified certain land leases in East Texas that contain provisions requiring the Partnership to return the land to its original condition upon the termination of the lease.  Based on the review of the leases, the Partnership recorded an asset retirement obligation of $0.4 million during the year ended December 31, 2004, using an estimated average term of the leases of 25 years.  Accretion expense for the year ended December 31, 2004 was less than $0.1 million.

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

In October 2003, the board of directors of the Company’s general partner approved a plan to shut down the Partnership’s existing Cobb processing facility, and construct a replacement facility. Construction of the new facility was completed in the first quarter of 2005.  During the fourth quarter of 2003, the Partnership estimated the amount of the asset retirement obligation associated with the decommissioning and dismantlement of the old Cobb facility to be $0.5 million and, accordingly, the Partnership recorded a related accrued liability.  At December 31, 2004, the asset retirement obligation was $0.5 million.

At January 1 and December 31, 2004 and 2003, there were no assets legally restricted for purposes of settling asset retirement obligations.

11.          Secondary Public Offerings and Private Placements by MarkWest Energy Partners

Private Placement – June 27 and July 10, 2003

Through a private placement transaction to certain accredited investors, MarkWest Energy sold 375,000 common units in two installments at a price of $26.23 per unit that yielded gross proceeds of approximately $9.8 million.  The first installment of 300,031 units was completed on June 27, 2003, for proceeds of approximately $7.9 million.  The second installment of 74,969 units was completed on July 10, 2003, for proceeds of approximately $1.9 million.  Transaction costs for both installments were less than $0.1 million.  The Partnership’s general partner made its contribution to maintain its 2% interest in July 2003 after the second installment was completed.

 Secondary Public Offering – January 12, 2004

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

Private Placement – July 30, 2004

The Partnership sold 1,304,438 common units in a private placement to certain accredited investors for $34.50 per common unit that resulted in gross proceeds of $45.0 million.  The aggregate gross proceeds of $45.0 million were reduced by offering costs of $0.9 million resulting in net proceeds of $44.1 million.

Secondary Offering – September 21, 2004

On September 21, 2004, the Partnership priced its offering of 2,157,395 common units at $43.41 per unit.  Of the 2,157,395 common units, 2,000,000 were sold by the Partnership for gross proceeds of $86.8 million. The remaining 157,395 were sold by certain selling unitholders, proceeds of which have been retained by them.  In connection with the over-allotment provisions of the underwriting agreement, the Partnership issued an additional 323,609 common units for gross proceeds of $14.1 million.  Aggregate gross proceeds of $100.9 million were reduced by underwriters’ fees of $4.8 million and professional fees and other offering costs of $0.4 million, resulting in net proceeds of $95.7 million.

12.          Stockholders’ Equity

Cash Dividends - Quarterly

The Company paid quarterly cash dividends for the year ended December 31, 2004 as follows:

Quarter Ended:	Dividend	Record Date	Payment Date

December 31, 2004	$0.068	February 9, 2005	February 21, 2005
September 30, 2004	$0.045	November 24, 2004	December 6, 2004
June 30, 2004	$0.023	August 5, 2004	August 19, 2004
March 31, 2004	$0.023	May 5, 2004	May 19, 2004

The Company did not pay cash dividends during the years ended December 31, 2003 and 2002.

Cash Dividends – Special

On January 22, 2004, the Board of Directors declared a one-time special cash dividend of $0.50 per share of common stock.  The dividend was paid on February 18, 2004 to stockholders of record as of the close of business on February 4, 2004, with an ex-dividend date of February 2, 2004.

Stock Dividends

On October 28, 2004, the Company’s Board of Directors declared a stock dividend of one share of MarkWest Hydrocarbon’s common stock for each ten shares owned by stockholders.  The stock dividend of 976,974 shares was paid on November 19, 2004 to the stockholders of record as of the close of business on November 9, 2004.

On July 10, 2003, the Company’s Board of Directors declared a stock dividend of one share of MarkWest Hydrocarbon’s common stock for each ten shares held by its stockholders.  The stock dividend of 852,248 shares was paid on August 11, 2003 to the stockholders of record as of the close of business on July 31, 2003.

All share and per share information has been adjusted to give retroactive effect to stock dividends paid.

13.          Income Taxes

The provision for income taxes from continuing operations is comprised of (in thousands):

	Year Ended December 31,
	2004	2003	2002
		(as restated, see note 23)	(as restated, see note 23)
Current income tax expense (benefit):
Federal	$20	$(12,258)	$—
State	—	(1,422)	—
Total current	20	(13,680)	—

Deferred income tax expense (benefit):
Federal	(286)	554	(2,726)
State	344	41	(331)
Total deferred	58	595	(3,057)

Total income tax expense (benefit)	$78	$(13,085)	$(3,057)

The deferred tax liabilities (assets) are comprised of the tax effect of the following (in thousands):

	December 31,
	2004	2003
	(as restated, see note 23)	(as restated, see note 23)
Deferred tax liabilities:
Investment in consolidated subsidiary	$12,315	$11,251
Marketable securities	449	—
Total gross deferred tax liabilities	12,764	11,251

Deferred tax assets:
Property, plant and equipment	(1,630)	(1,924)
Alternative minimum tax (AMT) credit carryforwards	(2,995)	(2,773)
Participation plan compensation	(1,418)	(887)
Derivative instruments	(202)	(509)
Accrued severance benefits	(189)	—
Allowance for doubtful accounts	(21)	—
State net operating loss (NOL) carryforwards	(1,121)	(59)
Other, net	(76)	(39)
Total gross deferred tax assets	(7,652)	(6,191)
Less valuation allowance	1,121	—
Net deferred tax assets	(6,531)	(6,191)

Net deferred tax liabilities	$6,233	$5,060

Net current deferred tax assets	$(25)	$(534)
Net long-term deferred tax liabilities	6,258	5,594
Net deferred tax liabilities	$6,233	$5,060

The differences between the provision for income taxes at the federal statutory income tax rate of 34% and the actual provision for income taxes from continuing operations are summarized as follows (in thousands):

	Year Ended December 31,
	2004	2003	2002
		(as restated, see note 23)	(as restated, see note 23)

Income tax at statutory rate(1)	$(280)	$(12,072)	$(2,663)
State income taxes, net of federal benefit	7	(834)	(337)
Stock options subject to variable accounting	369
Percentage depletion in excess of cost basis	(37)	—	—
Nondeductible expenses	21	—	—
Prior year adjustment for state NOL carryforward	(1,085)	—	—
Change in valuation allowance	1,121	—	—
Change in estimate of blended state rate	117	—	—
Impact of state amended tax returns	177	—	—
Alternative minimum tax credit	(373)	—	—
Other	41	(179)	(57)

Total	$78	$(13,085)	$(3,057)

(1)          The calculation of income tax at statutory rate has been adjusted for the non-controlling interest in net income of consolidated subsidiary.

In assessing the reliability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized.  The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible.  Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income, and tax planning strategies in making this assessment.  Based upon the level of historical taxable income and projections for future taxable income of the periods in which the deferred tax assets are deductible, management believes it is more likely than not that the Company will realize the benefits of these deductible differences, net of the existing valuation allowances at December 31, 2004.  The amount of the deferred tax assets considered realizable, however, could be reduced in the near term if estimates of future taxable income during the carryforward period are reduced.

At December 31, 2004, the Company had no federal NOL carryforwards. State NOL carryforwards were approximately $21.7 million and expire in 2018 through 2023.  The Company expects that future taxable income, if any, will likely be apportioned to states other than those which generated the state net operating losses.  Consequently, the Company believes it is more likely than not that the state net operating loss will not be realized and has provided a 100% valuation allowance against the state net operating losses.  The Company had federal AMT credit carryforwards of $3.0 million. AMT credit carry forwards have no expiration date and can be applied as a credit to reduce regular income taxes.

14.          Derivative Financial Instruments

Commodity Price Risk

Through the Company’s consolidated subsidiary, MarkWest Energy Partners, the Company is engaged in the gathering, processing and transmission of natural gas, the transportation, fractionation and storage of NGLs and the gathering and transportation of crude oil. The Company also markets natural gas and NGL products. The Company’s products are commodities that are subject to price risk resulting from changes in response to fluctuations in supply and demand, general economic conditions and other market conditions, such as weather patterns, over which the Company has no control.

The Company’s primary risk management objective is to reduce volatility in its cash flows as a result of changes in commodity prices.  A committee, which includes members of senior management, oversees all of the Company’s hedging activity.

The Company may utilize a combination of fixed-price forward contracts, fixed-for-floating price swaps and options available in the over-the-counter (“OTC”) market.  The Company may also enter into futures contracts traded on the New York Mercantile Exchange (“NYMEX”). Swaps and futures contracts allow the Company to protect its margins because corresponding losses or gains on the financial instruments are generally offset by gains or losses in the physical market.

The Company enters into OTC swaps with financial institutions and other energy company counterparties. The Company conducts a standard credit review on counterparties and has agreements containing collateral requirements where deemed necessary.  The Company uses standardized swap agreements that allow for offset of positive and negative exposures. The Company is subject to margin deposit requirements under OTC agreements (with non-bank counterparties) and for NYMEX positions.

The use of financial instruments may expose the Company to the risk of financial loss in certain circumstances, including instances when (i) NGLs do not trade at historical levels relative to crude oil, (ii) sales volumes are less than expected requiring market purchases to meet commitments, or (iii) the Company’s OTC counterparties fail to purchase or deliver the contracted quantities of natural gas, NGLs or crude oil or otherwise fail to perform.  To the extent that the Company engages in hedging activities, it may be prevented from realizing the benefits of favorable price changes in the physical market.  However, the Company is similarly protected against unfavorable changes in such prices.

Commodity Risk Management Position

As of December 31, 2004, the Partnership has natural gas swap agreements relating to 182,500 MMBtu, of forecasted natural gas sales with a fixed price of $4.26 per MMBtu.  These swaps settled in the first quarter of 2005.  The swaps are accounted for as hedges.  As of December 31, 2004, the Company has NGL swap agreements relating to 11,928,000 NGL gallons with a weighted average fixed price of $0.85 per gallon.  These swaps settled in the first quarter of 2005.  The NGL swaps are not designed as hedges.  As a result, changes in the fair value of the NGL swaps are reflected currently in earnings.

At December 31, 2004 and 2003, the Company recorded a liability of $1.1 million and $1.9 million, respectively, for the fair value of these swaps.  The gains and losses on the natural gas swaps are included in accumulated other comprehensive loss in the accompanying consolidated balance sheet and are reclassified into earnings as the hedged transactions take place.  The accumulated other comprehensive loss balance of $0.3 million, before income taxes of less than $0.1 million, represents unrecognized net losses on derivative instruments accounted for as hedges as of December 31, 2004 and is expected to be reclassified into earnings during the next twelve months.  During the year ended December 31, 2004 and 2003, the Company reclassified $3.7 million and $19.5 million, respectively, of accumulated other comprehensive loss into earnings as a result of hedging transactions that settled during the period.  This amount includes the accumulated other comprehensive loss balance of $1.5 million and $13.4 million representing unrecognized net losses on derivative instruments as of December 31, 2003 and December 31, 2002, respectively.

In the event a derivative no longer qualifies for as a cash flow hedge, SFAS No. 133 provides the amount in other comprehensive income is to be reclassified to earnings in the periods of the originally forecasted transactions.  The Company reclassified $0.3 million, $0.2 million and $0.8 million from other comprehensive income to revenue, net of $0.1 million, $0.1 million and $0.3 million of deferred taxes for 2004, 2003 and 2002, respectively, relating to a discontinued interest rate hedge.

For each of the years ended December 31, 2004, 2003 and 2002, no gains or losses included in accumulated other comprehensive loss were reclassified into earnings as a result of the discontinuance of cash flow hedges due to a determination that the forecasted transactions would no longer occur by the end of the originally specified time period.

The Company recognized a loss of less than $0.1 million and $2.4 million during 2004 and 2002, respectively, and a gain of $2.4 million during 2003, relating to the ineffective portion of derivatives accounted for as hedges and to derivative instruments that were not designated or did not qualify for hedge accounting.  All of these amounts are reflected in revenue in the Company’s accompanying consolidated statements of operations.

Interest Rate Risk

Although the Company had no debt outstanding with a floating interest rate at December 31, 2004, the Company would be exposed to changes in interest rates in the future if it drew on its credit facilities.  The Company may make use of interest rate swap agreements in the future should it borrow from its credit facilities to adjust the ratio of fixed and floating rates in the debt portfolio.

15.          Employee Benefit Plan

The Company made contributions of $0.5 million, $0.4 million and $0.3 million to a 401(k) savings and profit-sharing plan for the years ended December 31, 2004, 2003 and 2002, respectively. The Company contributed approximately 15,000, 32,000 and 39,000 common shares to a 401(K) savings and profit-sharing plan for the years ended December 31, 2004, 2003 and 2002, respectively, with an aggregate fair value of $0.2 million, $0.2 million and $0.3 million, respectively.  The plan is discretionary, with annual contributions determined by the Company’s Board of Directors.

16.          Stock and Incentive Compensation Plans

At December 31, 2004, the Company has four stock-based compensation plans, one of which is through its consolidated subsidiary, MarkWest Energy. These plans are described below. The Company applies APB Opinion No. 25, Accounting for Stock Issued to Employees, and related Interpretations in accounting for its plans.  The Company recognized $6.8 million, $2.7 million and $0.3 million in compensation expense for the variable plans for the years ended December 31, 2004, 2003 and 2002, respectively.

Under the 1996 Stock Incentive Plan, the Company may grant options to its employees for up to 925,000 shares of common stock. Under this plan, the exercise price of each option equals the market price of the Company’s stock on the date of the grant, and the maximum term of the option is ten years. Options are granted periodically throughout the year and vest at the rate of 25% per year for options granted in 1999 and thereafter, and 20% per year for options granted prior to 1999.  At December 31, 2004, there were 409,935 options available for grant under this plan.

Under the 1996 Non-employee Director Stock Option Plan, the Company may grant options to its non-employee directors for up to 30,000 shares of common stock. There are no options available for grant at December 31, 2004.  Under this plan, the exercise price of each option equals the market price of the Company’s stock on the date of the grant, and the maximum term of an option is three years. Options are granted upon the date the director first becomes a director and biannually thereafter. Options granted upon the date the director first becomes a director vest at the rate of 33% per year.  Subsequent, biannual options vest 100% on the first anniversary of the option grant date.

The 1996 Stock Incentive Plan and the 1996 Non-employee Director Stock Option Plan allow for the exercise of stock options using the cashless method, but only at the discretion of the Company.  Under a cashless exercise, the Company withholds from shares that otherwise would be issued upon the exercise of the option, the number of shares with a fair market value equal to the option exercise price and remits the remaining shares to the employee.  Prior to April 2004, the Company did not allow participants to exercise their stock options using the cashless method.  Accordingly, compensation expense was not recognized for stock options granted unless the options were granted at an exercise price less than the quoted market price of the Company’s stock on the grant date.  In April 2004, the Company changed its policy to allow participants to exercise their stock options using the cashless method.  Under APB 25, Accounting for Stock Issued to Employees, a fixed stock option plan that permits the use of a cashless exercise becomes variable if a pattern of exercising the stock options using the cashless method is demonstrated.  As a result, in April 2004, the Company was required to account for stock options issued under the plans as variable awards. Compensation expense for stock options issued as variable awards is measured as the difference in the market value of the Company’s common stock and the exercise price of the stock options.  The difference is amortized into earnings over the period of service, adjusted quarterly for the change in the fair value of the unvested stock options awarded.  Increases or decreases in the market value of the Company’s common stock between April of 2004 and the end of each reporting period result in a change in the measure of compensation for vested awards, which is reflected currently in operations.  The Company recorded compensation expense for options granted under the plans accounted for as variable awards of $1.6 million for the year ended December 31, 2004.  During the year ended December 31, 2004, recipients exercised their options to purchase an aggregate of 226,734 shares of the Company’s common stock.  Recipients exercised options for 125,960 shares using the cashless method resulting in the net issuance of 44,816 shares of common stock.  During the three months ended March 31, 2004, two officers resigned from the Company.  As the former officers continued to serve on the Company’s Board of Directors, the Company agreed that the individual’s stock options would continue to vest and be exercisable in accordance with the original vesting and exercise provisions.  As a result of the modification to the stock options for these officers the outstanding stock options are to be accounted for as variable awards, and as a result, the Company recorded compensation expense of $0.4 million for the three months ended March 31, 2004, measured as the difference in the market value of the Company’s common stock on the date the officer’s status changed and the strike price of the outstanding stock options.  These charges are included in selling, general and administrative expenses.

The fair value of each option granted in 2004, 2003 and 2002 was estimated using the Black-Scholes option-pricing model.  The following assumptions were used to compute the weighted average fair market value of options granted:

	2004	2003	2002
Expected life of options	6 years	6 years	6 years
Risk free interest rates	3.62%	3.48%	3.54%
Estimated volatility	32%	51%	52%
Dividend yield	4.7%	0.0%	0.0%

A summary of the status of the Company’s stock option plans as of December 31, 2004, 2003 and 2002, and changes during the years then ended are presented below.  Stock option information in the following table has not been adjusted to give retroactive effect to stock dividends paid.  See note 12.

	2004		2003		2002
	Shares	Weighted- Average Price	Shares	Weighted- Average Price	Shares	Weighted- Average Price
Fixed Options
Outstanding at beginning of year	440,080	$8.35	728,315	$9.06	792,948	$9.18
Granted	33,500	12.62	45,750	8.44	20,000	6.09
Effect of stock dividends	15,072		83,042		—
Exercised	(280,776)	8.37	(261,141)	8.11	(386)	5.38
Cancelled	(36,188)	11.67	(155,886)	8.78	(84,247)	9.51
Outstanding at end of year	171,688	$8.43	440,080	$8.35	728,315	$9.06

Options exercisable	92,362		342,043		559,382
Weighted-average fair value of options granted during the year		$2.46		$2.41		$2.54

The following table summarizes information about fixed stock options outstanding at December 31, 2004:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number Outstanding	Weighted- Average Remaining Contractual Life	Weighted- Average Exercise Price	Number Exercisable	Weighted- Average Exercise Price
$4.00 to $6.00	30,413	6	$4.71	13,019	$4.67
$6.00 to $8.00	34,943	5	6.74	27,411	6.83
$8.00 to $10.00	83,832	7	9.24	48,632	9.05
$10.00 to $12.00	13,200	5	11.02	3,300	10.25
$12.00 to $14.00	2,200	10	13.25	—	—
$14.00 to $16.00	1,100	10	14.27	—	—
$16.00 to $18.00	6,000	3	17.25	—	—
$4.41 to $17.25	171,688	6	$8.43	92,362	$7.82

MarkWest Hydrocarbon Participation Plan

MarkWest Hydrocarbon also has a Participation Plan for certain employees and directors of MarkWest Hydrocarbon.  Under the Participation Plan, MarkWest Hydrocarbon sells subordinated partnership units of the Partnership and interest in the Partnership’s general partner to certain employees and directors of MarkWest Hydrocarbon under a purchase and sale agreement.  The interests in the general partner are sold with certain put and call provisions that allow the individual to require MarkWest Hydrocarbon to buy back or requires the individual to sell back their interest in the general partner to MarkWest Hydrocarbon.  Specifically, the employees and directors can exercise their put if (1) MarkWest Hydrocarbon or the Partnership’s general partner undergoes a change of control; (2) additional membership interests are issued and if the issuance of additional membership interests, on a pro forma basis, decreases the distributions to all then existing members; (3) any amendment, alteration or repeal of the provisions of the general partner agreement is undertaken which materially and adversely affects the then existing rights, duties, obligations or restrictions of the employees and directors; or (4) the employee or director (i) becomes totally disabled while a director, officer or employee of the general partner, of MarkWest Hydrocarbon or of any of their affiliates after reaching the age of 60 years.  The employee or his estate has 120 days after the put event to exercise the put under (4) and 30 days after notice to exercise under (1) through (3).  MarkWest Hydrocarbon can exercise its call option if the employee or director ceases to be a director or employee of MarkWest Hydrocarbon or any of its affiliates or if there is a change of control.  The Company has 12 months following the termination date to exercise its call option.  As the formula used to determine the sale and buy-back price is not based on fair value, coupled with the attributes of the put and call provisions, these transactions are considered compensatory arrangements, similar to a stock appreciation right.  The subordinated partnership units of the Partnership are also sold to the employees and directors at a formula that is not based on fair value.  The subordinated units are sold without any restrictions on transfer.  However, the Company has established an implied repurchase obligation through its pattern of buying back the subordinated units each time an employee or director has left MarkWest Hydrocarbon.  The employees’ and directors’ subordinated units convert into common units on June 30, 2005.  Since the employees and directors are 100% vested on the date they purchase the subordinated units or general partner interests, compensation expense for the subordinated units is measured as the difference in the market value of the subordinated partnership units and the amount paid by those individuals.  Compensation expense related to the general partner interest is calculated as the difference in the formula value and the amount paid by those individuals.  The formula value is the amount MarkWest Hydrocarbon would have to pay the employees and directors to repurchase the general partner interests and is based on the current market value of the Partnership’s common units and the previous quarterly distribution paid.  The increases or decreases in the market value of the subordinated units and the formula value of the general partner interest between the date they are acquired and the end of each reporting period result in a change in the measure of compensation, which is reflected currently in operations.  Total subordinated units sold to the employees and directors in 2004, 2003 and 2002 were 1,500, 12,500 and 24,864, respectively, for approximately less than $0.1 million, $0.3 million and $0.4 million, respectively.  MarkWest Hydrocarbon reacquired 2,867, 867 and 4,626 subordinated units in 2004, 2003 and 2002, respectively.  Total interests in the Partnership’s general partner sold to the directors and employees in 2004, 2003 and 2002, were 0.7%, 3.6% and 8.6%, respectively, for approximately $0.2 million in each year, respectively.  MarkWest Hydrocarbon reacquired 0.7%, 0.3% and 1.6% of the general partner interest in 2004, 2003 and 2002, respectively.

The Company recorded compensation expense under the Participation Plan of $3.7 million, $1.3 million and $0.2 million for the years ended December 31, 2004, 2003 and 2002, respectively.

Immediately after MarkWest Energy’s initial public offering on May 24, 2002, MarkWest Hydrocarbon sold an 8.6% interest in the general partner of the Partnership and 24,864 of its Partnership subordinated units, to certain officers of MarkWest Hydrocarbon for a total purchase price of $0.6 million.  The officers and employees paid approximately 30% of the purchase price in cash, or $0.2 million, and financed the remainder, approximately $0.4 million, with notes payable to MarkWest Hydrocarbon.  The non-recourse promissory notes requires that the principal balance is to be repaid no later than June 30, 2009 and the notes bear interest at the rate of 7% per annum on the unpaid balance.  Outstanding notes receivable from officers pertaining to the loans made in May 2002 were approximately $0.2 million as of both December 31, 2004 and 2003.

 MarkWest Energy Partners Long-Term Incentive Plan

The Partnership’s general partner has adopted the MarkWest Energy Partners, L.P. Long-Term Incentive Plan for employees and directors of the general partner and employees of its affiliates who perform services for the Partnership. The long-term incentive plan consists of two components, restricted units and unit options. The long-term incentive plan currently permits the grant of awards covering an aggregate of 500,000 common units, 200,000 of which may be awarded in the form of restricted units and 300,000 of which may be awarded in the form of unit options.  The Compensation Committee of the general partner’s board of directors administers the plan.

The general partner’s board of directors in its discretion may terminate or amend the long-term incentive plan at any time with respect to any units for which a grant has not yet been made. The general partner’s board of directors also has the right to alter or amend the long-term incentive plan or any part of the plan from time to time, including increasing the number of units that may be granted subject to unitholder approval as required by the exchange upon which the common units are listed at that time. However, no change in any outstanding grant may be made that would materially impair the rights of the participant without the consent of the participant.

Restricted Units.  A restricted unit is a “phantom” unit that entitles the grantee to receive a common unit upon the vesting of the phantom unit, or at the discretion of the Compensation Committee, cash equivalent to the value of a common unit. These restricted units are entitled to receive distribution equivalents, which represent cash equal to the amount of cash distributions made on common units during the vesting period, from the date of grant and vest over a stated period.  Prior to September 2004, the vesting period was four years, with 25% of the grant vesting at the end of each of the second and third years and 50% vesting at the end of the fourth year. As of September 1, 2004, the vesting period for subsequent grants was changed to three years, with 33% of the grant vesting at the end of each of the first, second and third years.  In the future, the Compensation Committee may make additional grants under the plan to employees and directors containing such terms as the Compensation Committee shall determine under the plan. The Compensation Committee also determines the period over which restricted units granted to employees and directors will vest.  The restricted units will vest upon a change of control of the Partnership, the general partner of the Partnership or MarkWest Hydrocarbon.

If a grantee’s employment or membership on the board of directors terminates for any reason, the grantee’s unvested restricted units are automatically forfeited unless, and to the extent, the Compensation Committee provides otherwise.  Common units to be delivered upon the vesting of restricted units may be common units acquired by the general partner in the open market, common units already owned by the general partner, common units acquired by the general partner directly from the Partnership or any other person or any combination of the foregoing. The general partner will be entitled to reimbursement from the Partnership for the cost incurred in acquiring common units.  If the Partnership issues new common units upon vesting of the restricted units, the total number of common units outstanding will increase.

The following is a summary of the Long-Term Incentive Plan restricted units issued under the Partnership’s Long-Term Incentive Plan (in thousands, except unit data):

	2004	2003

Balance, beginning of period	34,496	50,230
Granted	27,900	11,756
Vested	(27,453)	(23,758)
Forfeited	(5,443)	(3,732)
Balance, end of period	29,500	34,496

Fair value, end of year	$1,434	$1,383

During the year ended December 31, 2004, 27,453 restricted unit grants vested.  Of the total number of restricted units vested, 155 restricted units, at the Partnership’s option, were redeemed for cash of less than $0.1 million and 27,298 common units were issued.

In October 2003, the board of directors of the general partner approved the accelerated vesting of restricted unit grants based upon the achievement of cash distribution goals. As a result of achieving those distribution goals, 23,758 restricted units vested effective December 1, 2003.  Accordingly, the Partnership recorded a charge in the amount of $1.0 million, equal to the fair market value of the common units issued for the vested restricted units at the date of the accelerated vesting less the amount of compensation cost previously recognized.

The Partnership recorded compensation expense under the Long-Term Incentive Plan of $1.1 million, $1.4 million and $0.1 million for the years ended December 31, 2004, 2003 and 2002, respectively.  These charges are included in selling, general and administrative expenses.

Unit Options.  The Long-Term Incentive Plan currently permits the granting of options covering common units. The Compensation Committee may make grants under the plan to employees and directors containing such terms as the committee shall determine. Unit options will have an exercise price that, in the discretion of the committee, may be less than, equal to or more than the fair market value of the units on the date of grant. Unit options granted are exercisable over a period determined by the Compensation Committee. In addition, the unit options are exercisable upon a change in control of MarkWest Energy, the general partner of MarkWest Energy, or the Company or upon the achievement of specified financial objectives.

Upon exercise of a unit option, the general partner will acquire common units in the open market or directly from the Company or any other person or use common units already owned by the general partner, or any combination of the foregoing. The general partner will be entitled to reimbursement by the Partnership for the difference between the cost incurred by the general partner in acquiring these common units and the proceeds received by the general partner from an optionee at the time of exercise.  Thus, the cost of the unit options will be borne by the Partnership. If the Partnership issues new common units upon exercise of the unit options, the general partner will pay the Partnership the proceeds it received from the optionee upon exercise of the unit option.

As of December 31, 2004, the Partnership had not granted common unit options to employees or directors of the general partner, or employees of its affiliates or members of senior management.

17.          Related Party Transactions

Through the Company’s wholly owned subsidiary, MarkWest Resources, Inc. (“Resources”), the Company held varied undivided interests in several exploration and production assets in which MAK-J Energy Partners Ltd. (“MAK-J”) also owns or owned an undivided interest, varying from 25% to 51%. The general partner of MAK-J is a corporation owned and controlled by the Company’s former President and Chief Executive Officer and current Chairman of the Board of Directors. Two former officers, both of who left the Company during 2003, were limited partners in MAK-J. The properties were operated pursuant to joint operating agreements entered into between Resources and MAK-J. Resources was the operator under such agreements. The joint operating agreements were governed by a Participation and Operations Agreement, most recently amended June 2, 2003. The joint property acquisitions and joint operating agreements were subject to the approval of the independent members of the

Company’s Board of Directors. As the operator, Resources was obligated to provide certain accounting and well operations services to the parties. The Participation and Operations Agreement provided for a monthly fee ($2,000 per month) payable to Resources to offset the costs of accounting and well operations on a monthly basis. As a part of the sale of the Company’s San Juan Basin oil and gas properties to a third party on June 30, 2003, the Participation and Operations Agreement was assigned to the purchasing third party.

From time to time, MarkWest Hydrocarbon entered into hedges with counterparties on behalf of MAK-J. MarkWest Hydrocarbon billed or remitted to MAK-J, as circumstances dictated, its portion of transaction costs and settlements on a monthly basis. As of July 2003, all such hedges had been settled.

Through the Company’s wholly owned subsidiary, Matrex, LLC, the Company holds interests in certain exploration and production assets in which MAK-J also owns interests.  Both parties are participants to joint operating agreements involving other third parties.

The Company has receivables due from MAK-J, representing its share of operating and capital costs generated in the normal course of business, of less than $0.1 million as of December 31, 2004 and 2003. The Company also has payables to MAK-J, representing its share of revenues generated in the normal course of business, of less than $0.1 million as of December 31, 2004 and 2003.

18.          Commitments and Contingencies

Legal

The Company and several of its subsidiaries were recently served with several complaints for recovery of property and personal injury damages sustained as a result of a leak occurring November 8, 2004 in a NGL pipeline owned by a third party, and leased and operated by the Partnership’s subsidiary, MarkWest Energy Appalachia, LLC.  The 4-inch pipeline transported NGLs from the Maytown gas processing plant to the Partnership’s Siloam fractionator.  A subsequent ignition and fire from the leaked vapors resulted in property damage to five homes and injuries to some of the residents.  The exact cause of the leak and resulting fire is unknown and is being investigated by the pipeline owner, the Partnership and the Office of Pipeline Safety.  The Partnership has submitted claims for and is pursuing Business Interruption Insurance to cover the increased transportation costs incurred and the lost income.

While investigation into the incident continues, at this time the Company believes that it has adequate insurance coverage for property damage and personal injury liability resulting from the incident.  Therefore, the Company believes that the possibility of incurring a loss is remote.  The deductible for the insurance is $0.3 million, which the Company recorded during the year ended December 31, 2004 as a charge to income.

The Company, in the ordinary course of business, is a party to various other legal actions. In the opinion of management, none of these actions, either individually or in the aggregate, will have a material adverse effect on the Partnership’s financial condition, liquidity or results of operations.

Lease Obligations

The Company has various non-cancelable operating lease agreements for equipment and office space expiring at various times through fiscal 2015. Annual rent expense under these operating leases was $5.2 million, $2.2 million and $2.3 million for the three years ended December 31, 2004, 2003 and 2002, respectively. The Company’s minimum future lease payments under these operating leases as of December 31, 2004 are as follows (in thousands):

2005	$4,212
2006	3,345
2007	2,043
2008	1,459
2009	1,377
2010 and thereafter	826
Total	$13,262

The Company also has a commitment to purchase equipment of $6.1 million at December 31, 2004.

19.          Segment Reporting

The Company’s operations are classified into two reportable segments:

(1)    Managing MarkWest Energy — The Company operates MarkWest Energy, a publicly traded limited partnership engaged in the gathering, processing and transmission of natural gas, the transportation, fractionation and storage of natural gas liquids, and the gathering and transportation of crude oil.

(2)    Marketing — The Company sells its equity and third party NGLs, purchases third party natural gas and sells its equity and third-party natural gas.  Since February 2004, the Company is also engaged in the wholesale marketing of propane.

During 2003, the Company discontinued its exploration and production business segment.

On May 24, 2002, the Company spun off its gathering and processing assets into MarkWest Energy, its consolidated subsidiary. The formation and initial public offering of MarkWest Energy (the initial public offering closed on May 24, 2002) and the subsequent change to the structure of the Company’s internal organization caused the composition of its reportable segments to change in the fourth quarter of 2002.  Prior to the fourth quarter of 2002, the company classified its operations into two reportable segments:

(1)   Exploration and Production—explore for and produce natural gas.

(2)   Gathering, Processing and Marketing—gathering and processing of natural gas and the transportation, fractionation and storage of natural gas liquids; also purchase and market third-party natural gas and NGLs.

The Company evaluates the performance of its segments and allocates resources to them based on operating income.  There were no intersegment revenues prior to May 24, 2002.  The Company conducts its continuing operations in the United States.

The table below presents information about operating income for the reported segments for the three years ended December 31, 2004, 2003 and 2002. Operating income for each segment includes total revenues minus purchased product costs, facility expenses, selling, general and administrative expenses, depreciation, amortization of intangible assets, accretion of asset retirement obligations and impairments and excludes interest income, interest expense, amortization of deferred financing costs, gain on sale of non-operating assets, non-controlling interest in net income of consolidated subsidiary, miscellaneous income (expense) and income taxes.

Selling, general and administrative expenses are allocated to the segments based on direct expenses incurred by the segments or allocated based on the percent of time that employees devote to the segment in accordance with the Partnership’s services agreement with the Company.

	Marketing	MarkWest Energy	Eliminating Entries	Total
	(in thousands)
Year Ended December 31, 2004
Revenues	$218,337	$301,314	$(59,538)	$460,113
Purchased product costs	185,951	211,534	(34,224)	363,261
Facility expenses	23,983	29,911	(25,314)	28,580
Selling, general and administrative expenses	11,999	16,133	—	28,132
Depreciation	1,339	15,556	—	16,895
Amortization of intangible assets	—	3,640	—	3,640
Accretion of asset retirement obligation	2	13	—	15
Impairments	—	130	—	130
Operating income (loss)	$(4,937)	$24,397	$—	$19,460
Cash, cash equivalents and restricted cash	$3,581	$24,263	$—	$27,844
Current assets	58,016	72,959	—	130,975
Current liabilities	14,656	62,412	—	77,068
Total assets	64,152	529,422	—	593,574
Total debt	—	225,000	—	225,000

Year Ended December 31, 2003, (as restated, see note 23)
Revenues	$142,569	$117,430	$(50,731)	$209,268
Purchased product costs	142,633	70,832	(25,921)	187,544
Facility expenses	25,304	20,463	(24,810)	20,957
Selling, general and administrative expenses	7,267	8,598	—	15,865
Depreciation	1,247	7,548	—	8,795
Impairments	1,039	1,148	—	2,187
Operating income (loss)	$(34,921)	$8,841	$—	$(26,080)
Cash, cash equivalents and restricted cash	$33,391	$8,753	$—	$42,144
Current assets	63,498	23,581	—	87,079
Current liabilities	21,208	21,124	—	42,332
Total assets	67,624	212,871	—	280,495
Total debt	—	126,200	—	126,200

Year Ended December 31, 2002, (as restated, see note 23)
Revenues	$112,049	$70,246	$(26,508)	$155,787
Purchased product costs	100,334	38,906	(11,714)	127,526
Facility expenses	16,838	15,101	(14,794)	17,145
Selling, general and administrative expenses	4,203	5,411	—	9,614
Depreciation	1,036	4,980	—	6,016
Operating income (loss)	$(10,362)	$5,848	$—	$(4,514)
Cash and cash equivalents	$3,634	$2,776	$—	$6,410
Current assets	36,531	7,065	—	43,596
Current liabilities	43,021	5,303	—	48,324
Total assets	169,794	87,709	—	257,503
Total debt	42,823	21,400	—	64,223

A reconciliation of operating income (loss) to total consolidated income (loss) from continuing operations before taxes is as follows (in thousands):

	Year Ended December 31,
	2004	2003	2002
		(as restated, see note 23)	(as restated, see note 23)
Operating income (loss)	$19,460	$(26,080)	$(4,514)
Interest income	647	106	65
Interest expense	(9,383)	(4,347)	(2,474)
Amortization of deferred financing costs	(5,281)	(2,104)	(4,343)
Gain on sale of non-operating assets	—	—	5,454
Dividend income	259	—	—
Miscellaneous income (expense)	788	(92)	(73)
Income (loss) from continuing operations before non-controlling interest in net income of consolidated subsidiary and income taxes	$6,490	$(32,517)	$(5,885)

20.          Quarterly Results of Operations (Unaudited)

The following summarizes certain quarterly results of operations (in thousands and as restated, see note 23):

	Three Months Ended
	March 31	June 30	September 30	December 31
2004
Revenues	$93,700	$89,024	$121,511	$155,878
Income (loss) from continuing operations (1)	$720	$(6,368)	$(1,966)	$6,711
Net income (loss) (1)	$720	$(6,368)	$(1,966)	$6,711
Earnings (loss) per share:
Basic	$0.07	$(0.60)	$(0.18)	$0.63
Diluted	$0.07	$(0.60)	$(0.18)	$0.63

2003
Revenues	$51,231	$48,241	$48,719	$61,077
Income (loss) from continuing operations (1)	$(3,514)	$(5,977)	$(6,367)	$(6,562)
Net income (loss) (1)	$(1,413)	$10,031	$(7,036)	$(12,588)
Earnings (loss) per share:
Basic	$(0.14)	$0.98	$(0.68)	$(1.23)
Diluted	$(0.14)	$0.97	$(0.68)	$(1.22)

(1)    The results of operations for the three months ended December 31, 2004 and 2003, includes impairments of $0.1 million and $1.1 million, respectively (see Note 7).

21.          Supplemental Information on Oil and Gas Producing Activities (Unaudited)

The following information is presented in accordance with SFAS No. 69, Disclosure about Oil and Gas Producing Activities.  During 2003, the Company discontinued its exploration and production business.

(A)          Costs Incurred in Oil and Gas Exploration and Development Activities—The following costs were incurred in oil and gas exploration and development activities during the years ended December 31, 2003 and 2002 (in thousands):

	United States	Canada	Total
2003
Property acquisition costs (undeveloped leases and proved properties)	$406	$1,878	$2,284
Exploration costs	252	19,461	19,713
Development costs	2,197	7,247	9,444
Total	$2,855	$28,586	$31,441

2002
Property acquisition costs (undeveloped leases and proved properties)	$1,792	$1,252	$3,044
Exploration costs	1,170	5,360	6,530
Development costs	7,851	10,270	18,121
Total	$10,813	$16,882	$27,695

(B) Aggregate Capital Costs—The aggregate capitalized costs relating to oil and gas activities at December 31 of each of the years indicated were as follows (in thousands):

	2003	2002
Proved properties	$741	$99,360
Unproved properties	—	32,934
Equipment and facilities	1,639	6,940
	2,380	139,234
Less: accumulated depreciation, depletion, amortization and impairment	(1,624)	(21,876)
Net capitalized costs	$756	$117,358

(C) Results of Operations from Producing Activities—Results of operations from producing activities for the years ended December 31, 2003 and 2002, are presented below (in thousands). Income taxes are different from income taxes shown in the Consolidated Statements of Operations because this table excludes general and administrative and interest expense.

	United States	Canada	Total
2003
Revenues:
Sales	$9,038	$21,225	$30,263
Other	181	1,336	1,517
Total	9,219	22,561	31,780

Production taxes	(568)	(1,314)	(1,882)
Transportation and processing costs	(946)	(429)	(1,375)
Lease operating costs	(2,271)	(5,430)	(7,701)
Depreciation, depletion and amortization	(1,692)	(14,464)	(16,156)
Impairment	(1,034)	—	(1,034)
Operating income	2,708	924	3,632

Income tax provision	(1,077)	(380)	(1,457)

Results of operations	$1,631	$544	$2,175

2002
Revenues:
Sales	$9,988	$20,717	$30,705
Other	468	1,750	2,218
Total	10,456	22,467	32,923

Production taxes	(591)	(1,453)	(2,044)
Transportation and processing costs	(1,199)	(481)	(1,680)
Lease operating costs	(2,777)	(5,135)	(7,912)
Depreciation, depletion and amortization	(2,506)	(13,179)	(15,685)
Operating income	3,383	2,219	5,602

Income tax provision	(1,334)	(959)	(2,293)

Results of operations	$2,049	$1,260	$3,309

(D) Estimated Proved Oil and Gas Reserves—Estimates of the Company’s proved and proved developed future net recoverable oil and gas reserves and changes for 2003 and 2002 follow. Proved oil and gas reserves are the estimated quantities of crude oil, natural gas and natural gas liquids which geological and engineering data demonstrate with reasonable certainty to be recoverable in future years from known reservoirs under existing economic and operating conditions based on prices and costs as of the date of the estimate. Proved quantities of crude oil and natural gas liquids were not significant in any of the years presented.

Proved developed oil and gas reserves are reserves that can be expected to be recovered through existing wells with existing equipment and operating methods. Proved undeveloped oil and gas reserves are reserves that are expected to be recovered from new wells on drilled acreage, or from existing wells where a relatively major expenditure is required for recompletion.

Reserve estimates are subject to numerous uncertainties inherent in the estimation of quantities of proved reserves and in the projection of future rates of production and the timing of development expenditures. The accuracy of such estimates is a function of the quality of available data and of engineering and geological interpretation and judgment. Estimates of economically recoverable reserves and of future net cash flows expected there from prepared by different engineers or by the same engineers at different times may vary substantially.  Results of subsequent drilling, testing and production may cause either upward or downward revisions of previous estimates. Further, the volumes considered to be commercially recoverable fluctuate with changes in commodity prices and operating costs.

	Gas
		(MMcfe)
	United States	Canada	Total
Total proved reserves:
Balance at December 31, 2001	41,488	29,340	70,828
Revisions of previous estimates	1,393	(4,958)	(3,565)
Purchase of minerals in place	2,749	179	2,928
Extensions and discoveries	3,458	12,953	16,411
Production	(3,367)	(7,370)	(10,737)
Sale of minerals in place	—	—	—
Balance at December 31, 2002	45,721	30,144	75,865
Revisions of previous estimates	596	(2,552)	(1,956)
Purchase of minerals in place	—	—	—
Extensions and discoveries	1,906	2,796	4,702
Production	(2,125)	(5,866)	(7,991)
Sale of minerals in place	(45,856)	(24,522)	(70,378)
Balance at December 31, 2003	242	—	242

Proved developed reserves at:
December 31, 2002	37,327	28,752	66,079
December 31, 2003	242	—	242

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

Future cash inflows are computed by applying year-end prices of oil and gas relating to the Company’s proved reserves to the year-end quantities of those reserves. Future price changes are considered only to the extent provided by contractual arrangements, including hedging contracts in existence at year-end.

The assumptions used to compute estimated future net revenues do not necessarily reflect the Company’s expectations of actual revenues or costs, or their present worth. In addition, variations from the expected production rate also could result directly or indirectly from factors outside of the Company’s control, such as unintentional delays in development, changes in prices or regulatory controls. The reserve valuation further assumes that all reserves will be disposed of by production. However, if reserves are sold in place, additional economic considerations could also affect the amount of cash eventually realized.

Future development and production costs are computed by estimating the expenditures to be incurred in developing and producing the proved reserves at the end of the year, based on year-end costs and assuming continuation of existing economic conditions.

As of December 31, 2002, future income tax expenses were estimated using a combined federal and state income tax rate of 38.8% in the United States and a combined federal and provincial rate of 43.25% in Canada. As of December 31, 2003, remaining tax attributes are expected to eliminate future income taxes. Permanent differences in Canadian resource allowances and natural gas-related tax credits were recognized. Estimates for future general and administrative and interest expense have not been considered.

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

Changes in the Standardized Measure of Discounted Future Net Cash Flows Relating to Proved Gas Reserves—An analysis of the changes in the standardized measure of discounted future net cash flows during each of the years ended December 31, 2003 and 2002 is as follows (in thousands).

	December 31, 2003
	United States	Canada	Total

Standardized measure of discounted future net cash flows relating to proved gas reserves, at beginning of year	$43,689	$54,524	$98,213
Changes resulting from:
Sales and transfers of natural gas produced, net of production costs	(5,253)	(14,052)	(19,305)
Net changes in prices and production costs related to future production	(7,830)	(1,632)	(9,462)
Previously estimated development costs incurred during the year	199	2,834	3,033
Changes in future development costs	(304)	(3,124)	(3,428)
Extensions and discoveries	1,610	6,611	8,221
Revisions of previous quantity estimates	695	(1,739)	(1,044)
Sales of reserves in place	(56,730)	(52,338)	(109,067)
Changes in production rates and other	(1,221)	(2,957)	(4,178)
Accretion of discount	3,481	5,844	9,324
Net change in income taxes	22,420	6,029	28,449
Standardized measure of discounted future net cash flows relating to proved gas reserves, at end of year	$756	$—	$756

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

22.          Valuation and Qualifying Accounts

	Balance at beginning of period	Charged to costs and expenses	Deductions	Balance at end of period
	(in thousands)
Allowance for doubtful accounts:
For the year ended December 31:
2004	$120	$277	$(148)	$249
2003	$87	$177	$(144)	$120
2002	$—	$128	$(41)	$87

During the fourth quarter of 2001, Enron Corporation and its subsidiaries (“Enron”) filed for bankruptcy protection.  In response to this filing, the Company terminated all derivative contracts where Enron was the counterparty.  As a result, in 2001 the Company wrote off $1.1 million of derivative instruments related to its cash flow hedges offset by $0.1 million of derivative instruments related to its fair value hedges.  In the third quarter of 2004, the Company sold its claim to these assets for $0.8 million and recorded the proceeds to miscellaneous income.

23.  Restatement of Consolidated Financial Statements

The Company has determined that, in certain cases, it did not comply with generally accepted accounting principles in the Company’s 2002 and 2003 consolidated financial statements and, accordingly, it has restated its 2002 and 2003 annual financial statements.  The Company has also filed Form 10-Q/As for the first three quarters of 2004 to restate its quarterly financial information for 2003 and 2004.

The Company has determined that earlier issued financial statements for the years 2002 and 2003 and the first three quarters of 2003 and 2004 should be restated to reflect compensation expense in the Company’s financial statements for the sale of subordinated units of MarkWest Energy and interests in the Partnership’s general partner to certain of its employees and directors from 2002 through 2004 and for an error in accounting for natural gas inventory in the fourth quarter of 2003.

The restatements primarily result from compensation expense attributed to the sale of a portion of MarkWest Hydrocarbon’s subordinated Partnership units and interests in the Partnership’s general partner to certain employees and directors from 2002 through 2004.  MarkWest Hydrocarbon had historically recorded the sale of the subordinated Partnership units and interests in the Partnership’s general partner to certain of MarkWest Hydrocarbon’s employees and directors as a sale of an asset.  These arrangements are referred to as the Participation Plan.  However, MarkWest Hydrocarbon determined that these transactions should be accounted for as compensatory arrangements, pursuant to the guidance in APB No. 25, Accounting for Stock Issued to Employees and EITF No. 95-16, Accounting for Stock Compensation Arrangements with Employer Loan Features under APB Opinion No. 25.  This guidance requires MarkWest Hydrocarbon to record compensation expense for the difference between the market value of the subordinated Partnership units and the formula value of the general partner interests held by the employees and directors at the end of each reporting period.  The restatement increased selling, general and administrative expenses by $1.4 million and $0.2 million and eliminated the gain on sale of non-operating assets to related party previously reported of $0.4 million and $0.1 million for the years ended December 31, 2003 and 2002, respectively.  In addition, the restatement decreased the non-controlling interest in net income of consolidated subsidiary by $0.2 million for the year ended December 31, 2003.  The impact of this restatement adjustment was to reduce net income per basic and diluted share by $0.10 and $0.02 for the year ended December 31, 2003 and 2002, respectively.

The Company has also restated revenue for 2003 by $0.1 million to record natural gas inventory in pipelines at cost.  Previously, the inventory was incorrectly identified as a pipeline imbalance and was recorded as a receivable at fair value.  The impact of this restatement adjustment was to reduce net income per basic and diluted share by $0.01 for the year ended December 31, 2003.  An adjustment was also made to restate $2.5 million in restricted marketable securities from restricted cash.  Finally, the Company adjusted the income tax provision (benefit) for the restatement adjustments.  All amounts in the accompanying financial statements have been adjusted for these restatements.

 For the year ended December 31, 2003, net cash provided by operating activities increased by $0.1 million and net cash provided by financing activities decreased by a corresponding amount to reclassify the contribution of treasury shares to the 401(k) benefit plan from financing activities to operating activities and to reflect distributions paid under the Participation Plan as an operating activity.  For the year ended December 31, 2002, net cash provided by operating activities increased by $0.2 million and net cash used in financing activities increased by a corresponding amount to reclassify the contribution of treasury shares to 401(k) benefit plan from financing activities to operating activities and to reflect distribution paid under the Participation Plan as an operating activity.  In addition, for the year ended December 31, 2002, net cash provided by operating activities also increased by $0.2 million and net cash used in financing activities increased by a corresponding amount to reflect the proceeds from the sale of membership interests in the Partnership from a related party as an operating activity.

On October 28, 2004, the Company’s Board of Directors declared a stock dividend of one share of MarkWest Hydrocarbon’s common stock for each ten shares owned by stockholders.  The stock dividend was paid on November 19, 2004 to the stockholders of record as of the close of business on November 9, 2004.  Common stock information has been restated to give retroactive effect to the stock dividend paid. The Company has reclassified certain 2002 and 2003 financial statement components to conform to the 2004 presentation, see Note 2.  Information under the headings “as previously reported” have been adjusted for the reclassifications of discontinued operations.

Balance Sheet Amounts (in thousands):

	December 31, 2003
	As Previously Reported	Restatement Adjustments	As Restated
Assets:
Current assets:
Restricted cash	$2,500	(2,500)	$—
Restricted marketable securities	—	2,500	2,500
Receivables, net	30,750	(840)	29,910
Inventories	4,815	733	5,548
Deferred income taxes	603	(69)	534
Total current assets	87,255	(176)	87,079

Deferred offering costs and other, net	1,037	(42)	995
Total other assets	5,335	(42)	5,293
Total assets	$280,713	$(218)	$280,495

Liabilities:
Current liabilities:
Accrued liabilities	$16,751	$(240)	$16,511
Total current liabilities	42,572	(240)	42,332

Deferred income taxes	6,346	(752)	5,594
Other long-term liabilities	504	2,397	2,901
Non-controlling interest in consolidated subsidiary	52,782	(353)	52,429

Stockholders’ equity:
Retained earnings (deficit)	3,676	(1,270)	2,406
Total stockholders’ equity	52,184	(1,270)	50,914
Total liabilities and stockholders’ equity	$280,713	$(218)	$280,495

Income Statement Amounts (in thousands):

	Year Ended December 31, 2003
	As Previously Reported	Restatement Adjustments	As Restated

Revenues	$209,375	$(107)	$209,268

Operating expenses:
Selling, general and administrative expenses	14,465	1,400	15,865
Total operating expenses	233,948	1,400	235,348

Loss from operations	(24,573)	(1,507)	(26,080)

Other income and (expense):
Gain on sale of non-operating assets to related parties	382	(382)	—

Loss from continuing operations before non-controlling interest in net income of consolidated subsidiary and income taxes	(30,628)	(1,889)	(32,517)

Provision (benefit) for income taxes:
Current	(13,656)	(24)	(13,680)
Deferred	1,156	(561)	595
Benefit for income taxes	(12,500)	(585)	(13,085)

Non-controlling interest in net income of consolidated subsidiary	(3,236)	248	(2,988)

Loss from continuing operations	(21,364)	(1,056)	(22,420)

Loss before cumulative effect of accounting change	(9,921)	(1,056)	(10,977)

Net loss	$(9,950)	$(1,056)	$(11,006)

Loss from continuing operations per share:
Basic	$(2.07)	$(0.10)	$(2.17)
Diluted	$(2.07)	$(0.10)	$(2.17)

Net loss per share:
Basic	$(0.96)	$(0.11)	$(1.07)
Diluted	$(0.96)	$(0.11)	$(1.07)

Weighted average number of outstanding shares of common stock:
Basic	10,328		10,328
Diluted	10,347		10,347

	Year Ended December 31, 2002
	As Previously Reported	Restatement Adjustments	As Restated

Operating expenses:
Selling, general and administrative expenses	$9,420	$194	$9,614
Total operating expenses	160,107	194	160,301

Loss from operations	(4,320)	(194)	(4,514)

Other income and (expense):
Gain on sale of non-operating assets to related parties	141	(141)	—
Loss from continuing operations before non-controlling interest in net income of consolidated subsidiary and income taxes	(5,550)	(335)	(5,885)

Provision (benefit) for income taxes:
Deferred	(2,935)	(122)	(3,057)
Benefit for income taxes	(2,935)	(122)	(3,057)

Loss from continuing operations	(4,562)	(213)	(4,775)

Loss before cumulative effect of accounting change	(2,796)	(213)	(3,009)

Net loss	$(2,796)	$(213)	$(3,009)

Loss from continuing operations per share:
Basic	$(0.44)	$(0.02)	$(0.46)
Diluted	$(0.44)	$(0.02)	$(0.46)

Net loss per share:
Basic	$(0.27)	$(0.02)	$(0.29)
Diluted	$(0.27)	$(0.02)	$(0.29)

Weighted average number of outstanding shares of common stock:
Basic	10,285		10,285
Diluted	10,301		10,301

Cash Flow Amounts (in thousands):

	Year Ended December 31, 2003
	As Previously Reported	Restatement Adjustment	As Restated
Cash flows from operating activities:
Net cash used in operating activities	$(6,522)	$111	$(6,411)

Cash flows from operating activities:
Net cash provided by financing activities	$79,067	$(111)	$78,956

	Year Ended December 31, 2002
	As Previously Reported	Restatement Adjustment	As Restated
Cash flows from operating activities:
Net cash provided by operating activities	$35,879	$422	$36,301

Cash flows from investing activities:
Net cash provided by operating activities	$(22,479)	$(240)	$(22,719)

Cash flows from operating activities:
Net cash used in financing activities	$(9,338)	$(182)	$(9,520)

Statement of Stockholders’ Equity (in thousands):

Retained Earnings (Deficit)

Balance, December 31, 2002, as previously reported	$13,625
Restatement adjustments	(213)
Balance, December 31, 2002, as restated	$13,412

Balance, December 31, 2003, as previously reported	$3,676
Restatement adjustments	(1,270)
Balance, December 31, 2003, as restated	$2,406

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

On February 23, 2004, MarkWest Hydrocarbon, Inc. dismissed PricewaterhouseCoopers LLP as its independent accountants effective upon the filing of the Company’s Form 10-K for fiscal year ended December 31, 2003. Our Form 10-K was filed on March 30, 2004. The Audit Committee of the Board of Directors participated in, recommended and approved the decision to change independent accountants.

The report of PricewaterhouseCoopers LLP on the consolidated financial statements for the years ended December 31, 2003 and 2002 contains no adverse opinion or disclaimer of opinion and was not qualified or modified as to uncertainty, audit scope or accounting principle.

In connection with its audits for the years ended December 31, 2003 and 2002 and through March 30, 2004, there have been no disagreements with PricewaterhouseCoopers LLP on any matter of accounting principles or practices, financial statement disclosure or auditing scope or procedure, which disagreements, if not resolved to the satisfaction of PricewaterhouseCoopers LLP would have caused them to make reference thereto in their report on financial statements for such years.

During the two years ended December 31, 2003 and through March 30, 2004, there have been no “Reportable Events” (as defined in Regulation S-K, Item 304(a)(1)(v)), other than as disclosed in our Quarterly Report on Form 10-Q for the three months ended June 30, 2003, in respect of internal controls and procedures related to the reporting of certain hedge transactions entered into with a related party.  As previously disclosed, once the reporting deficiency was discovered, our Audit Committee retained PricewaterhouseCoopers to assist it in assessing if there were any material deficiencies in our disclosure controls and procedures.  Following the performance of its review, PricewaterhouseCoopers provided a report to the Audit Committee that the deficiency constituted a material weakness under Statement on Auditing Standards No. 60.  The Audit Committee addressed the hedging disclosure omission by directing the Company not to enter into any future related party hedging transactions and by implementing enhanced procedures designed to identify any related party transaction that might require disclosure.  In addition, as disclosed in our Annual Report on Form 10-K for the year ended December 31, 2003, PricewaterhouseCoopers LLC identified to the Company’s management and Audit Committee in connection with the audit for fiscal 2003 certain deficiencies in the Company’s internal controls that, when considered collectively, may be considered a material weakness.  The Company has authorized PricewaterhouseCoopers LLP to respond fully to the inquiries of KPMG LLP regarding the foregoing.

On April 12, 2004, the Audit Committee of the Board of Directors, engaged KPMG LLP as our independent accountants for the year ending December 31, 2004.  The Company has not consulted with KPMG LLP during the years ended December 31, 2003 and 2002 or during any subsequent interim period prior to its appointment as auditor regarding the application of accounting principles to a specified transaction, either completed or proposed, or the type of audit opinion that might be rendered on the Company’s consolidated financial statements, or any matter that was either the subject of a disagreement (as defined in Item 304(a)(1)(iv) of Regulation S-K and the related instructions) or reportable event (within the meaning of Item 304(a)(1)(v) of Regulation S-K).

ITEM 9A.  CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this report, an evaluation was carried out under the supervision and with the participation of our management, including our Chief Executive Officer (“CEO”), our Chief Financial Officer (“CFO”), and our Chief Accounting Officer (“CAO”), of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15e of the Securities Exchange Act of 1934 (as amended, or the “Exchange Act”).  Disclosure controls and procedures are controls and procedures that are designed to ensure that information required to be disclosed in the Company’s reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in The Securities and Exchange Commission’s rules and forms.

Based on this evaluation, our Chief Executive Officer, Chief Financial Officer and Chief Accounting Officer concluded that as of December 31, 2004, as a result of the material weaknesses in our internal control over financial reporting discussed below, our disclosure controls and procedures were not effective.  Due to material weaknesses discussed below, in preparing the Company’s financial statements as of and for the year ended December 31, 2004, we performed additional analysis and other procedures to ensure that such financial statements fairly present in all material respects our financial condition, results of operations and cash flows in accordance with generally accepted accounting principles.

Through the date of the filing of this Form 10-K, we have adopted remedial measures to address the deficiencies in our internal controls that existed on December 31, 2004.  In addition, we have applied compensating procedures and processes as necessary to ensure the reliability of our financial reporting.  Such additional procedures included detailed management review of account reconciliations for all accounts in all business units, multiple level management review of accounting treatment for significant non-routine transactions and additional reviews at the Southwest Business Unit by Corporate personnel.  Accordingly, management believes, based on its knowledge, that (i) this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstance under which they were made, not misleading with respect to the period covered by this report and (ii) the financial statements, and other financial information included in this report, fairly present in all material respects our financial condition, results of operations and cash flows as of, and for, the periods presented in this report.

Material Weakness in Disclosure Controls and Procedures

Based on our assessment, management has concluded that, as of December 31, 2004, we did not maintain effective internal control over financial reporting due to the following material weaknesses:

Ineffective Control Environment - Our control environment did not sufficiently promote effective internal control over financial reporting throughout our management structure, and this material weakness was a contributing factor in the development of other material weaknesses described below. Principal contributing factors included the lack of adequate personnel with sufficient expertise to perform accounting functions necessary to ensure preparation of financial statements in accordance with generally accepted accounting principles, and a lack of adequate policies and procedures to enable the timely preparation of reliable financial statements, as described more fully below.

To date, we have taken the following step to remediate this material weakness:

•                  We have hired a Vice President of Compliance to coordinate our internal audit and internal control compliance efforts.

Insufficient technical accounting expertise, inadequate policies and procedures related to accounting matters, and inadequate management review in the financial reporting process – We did not have sufficient technical accounting expertise to address, or adequate policies and procedures associated with complex accounting matters.  In addition, we did not maintain policies and procedures to ensure adequate management review of information supporting our financial statements.

To date, we have taken the following step to remediate this material weakness:

•                  We have hired a Vice President of Compliance to coordinate our internal audit and internal control compliance efforts.

Inadequate personnel, processes and controls at our Southwest Business Unit - We did not have adequate personnel, policies, and procedures at the Partnership’s Southwest Business Unit to enable timely preparation of reliable financial information for that business unit.  Specifically, we identified the following internal control deficiencies at our Southwest Business Unit.

To date, we have taken the following steps to remediate this material weakness:

•                  We have formalized the monthly account reconciliation process for all balance sheet accounts.  We have also implemented a formal review of these reconciliations by our business unit accounting management.

•                  We have instituted a quarterly corporate review of all account reconciliations by the corporate accounting staff and management.

•                  We have provided specific training for our Southwest Business Unit accountants on our accounting systems.

•                  We initiated the process of consistently comparing each month’s accrual to the actual results in an effort to further refine our estimation process.

•                  We have systematized the data gather function for the accounts payable invoices received after period end.  This accrual is now reviewed monthly by corporate accounting staff.

Inadequately designed controls and procedures over property, plant and equipment – We did not have adequately designed policies and procedures to ensure that costs associated with activities relating to our facilities were properly accounted for as capital expenditures or maintenance expense. This material weakness in internal control over financial reporting resulted in a material misstatement of property, plant and equipment, and facilities expenses.

To date, we have taken the following steps to remediate this material weakness:

•              We capitalize interest on major construction projects.  The financial reporting team in our corporate office has assumed the responsibility for calculating and recording capitalized interest relating to major construction projects.

•              A periodic review meeting is now held by our Business Unit Managers to review issues with active, open construction projects.

•              We hired an internal audit professional accounting firm.

Planned Remediation of Internal Control Weaknesses

Going forward, we expect to implement the following additional measures to strengthen our internal control processes.

•                  We are in the process of recruiting a Chief Accounting Officer with public company accounting and reporting technical expertise, and we intend to add at least one additional staff person with specific technical accounting and SEC reporting expertise to supplement our existing internal technical accounting resources.

•                  We have begun our implementation processes of our new risk management and derivative transaction reporting software.

•                  We plan to conduct in-depth training for all persons with coding responsibilities to ensure clear and consistent understanding of capitalization policies.

Our Audit Committee has been and expects to remain actively involved in overseeing the remediation planning and implementation.  The Company is fully committed to remediating the material weaknesses described above, and we believe that we are taking the steps that will properly address these issues during 2005.  However, the remediation of the design of the deficient controls and the associated testing efforts are not complete, and further remediation may be required.

Changes in Internal Controls over Financial Reporting

During the quarter ended December 31, 2004, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.  OTHER INFORMATION

None.

PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The following table shows information for the directors and executive officers of MarkWest Hydrocarbon, Inc.  Executive officers are appointed and directors are elected for three-year terms.

Name	Age	Position with our General Partner

John M. Fox	65	Chairman of the Board of Directors
William F. Wallace	65	Director
William A. Kellstrom	61	Director
Donald C. Heppermann	61	Director
Donald D. Wolf	61	Director
Karen L. Rogers	48	Director
Anne E. Mounsey	38	Director
Frank M. Semple	53	President, Chief Executive Officer and Director
James G. Ivey	53	Senior Vice President and Chief Financial Officer
David L. Young	44	Senior Vice President, Northeast Business Unit
John C. Mollenkopf	43	Senior Vice President, Southwest Business Unit
Randy S. Nickerson	43	Senior Vice President, Corporate Development
Ted S. Smith	54	Vice President and Chief Accounting Officer
C. Corwin Bromley	47	Vice President, General Counsel and Secretary
Andrew L. Schroeder	46	Vice President, Finance and Treasurer

John M. Fox has served as MarkWest Hydrocarbon’s Chairman of the Board of Directors since its inception in April 1988, and in the same capacity for the general partner of MarkWest Energy since May 2002.  Mr. Fox also served as President and Chief Executive Officer of MarkWest Hydrocarbon and the general partner of MarkWest Energy from April 1988 until his retirement as President on November 1, 2003 and his resignation as Chief Executive Officer effective December 31, 2003.  Mr. Fox was a founder of Western Gas Resources, Inc. and was its Executive Vice President and Chief Operating Officer from 1972 to 1986.

William F. Wallace has served as a member of the Board of Directors of MarkWest Hydrocarbon since June 2004.  Prior to his retirement in 2001, Mr. Wallace was Vice Chairman of the board of directors of Barrett Resources Corp. since 1996, after being named to that position in 1995 following the merger of Barrett Resources and Plains Petroleum Co., both oil and gas exploration companies.  From 1994 to 1995, Mr. Wallace was President, Chief Operating Officer and a Director of Plains Petroleum Co.  Prior to joining Plains Petroleum, Mr. Wallace spent 23 years with Texaco Inc., an integrated oil and gas company, including six years as Vice President of Exploration for Texaco USA and as Regional Vice President of Texaco’s Eastern Region.  Mr. Wallace has served on the Kerr McKee Corporation board of directors since 2004.  Previously, he served as a director of Westport Resources Corporation from 1997 until Westport’s merger with Kerr McKee Corporation in 2004.

William A. Kellstrom has served as a member of the Board of Directors of MarkWest Hydrocarbon since May 2000 and the general partner of MarkWest Energy since its inception in May 2002.  Mr. Kellstrom has held a variety of managerial positions in the natural gas industry since 1968.  They include distribution, pipelines and marketing. He held various management and executive positions with Enron Corporation, including Executive Vice President, Pipeline Marketing and Senior Vice President, Interstate Pipelines.  In 1989, he created and was President of Tenaska Marketing Ventures, a gas marketing company for the Tenaska Power Group.  From 1992 until 1997 he was with NorAm Energy Corporation (since merged with Reliant Energy, Incorporated) where he was President of the Energy Marketing Company and Senior Vice President, Corporate Development.  Mr. Kellstrom retired in 1997 and is periodically engaged as a consultant to energy companies.

Donald C. Heppermann served as Executive Vice President, Chief Financial Officer and Secretary of MarkWest Hydrocarbon, Inc. and the general partner of MarkWest Energy since October 2003 until his retirement in

March 2004.  Mr. Heppermann joined MarkWest Hydrocarbon and the general partner of the Partnership in November 2002 as Senior Vice President and Chief Financial Officer, and served as Senior Executive Vice President beginning in January 2003.  Mr. Heppermann has served as a member of the Company’s Board of Directors since November 2002 and the general partner of the Partnership’s board of directors since its inception in May 2002 and serves as Chairman of the Finance Committee.  Prior to joining MarkWest Hydrocarbon and the general partner of MarkWest Energy, Mr. Heppermann was a private investor and a career executive in the energy industry with responsibilities in operations, finance, business development and strategic planning.  From 1990 to 1997, Mr. Heppermann served as President and Chief Operating Officer for InterCoast Energy Company, an unregulated subsidiary of Mid American Energy Company.  From 1987 to 1990, Mr. Heppermann was employed by Pinnacle West Capital Corporation, the holding company for Arizona Public Service Company, where he was Vice President of Finance.  From 1965 to 1987, Enron Corporation and its predecessors employed Mr. Heppermann in a variety of positions, including Executive Vice President, Gas Pipeline Group.

Donald D. Wolf has served as a member of the Company’s Board of Directors since June 1996.  In September 2004, Mr. Wolf joined Aspect Energy as President and Chief Executive Officer.  Mr. Wolf served as Chairman, Chief Executive Officer and Director of Westport Resources Corporation from April 2000 until Westport’s merger with Kerr McKee Corporation in 2004.  He joined Westport Oil and Gas Company, Inc. in June 1996 as Chairman and Chief Executive Officer and has a diversified 35-year career in the oil and natural gas industry.

Karen L. Rogers has served as a member of the Board of Directors of MarkWest Hydrocarbon since June 2000.  In June 2005, Ms. Rogers joined Blacksand Energy, Inc., a privately held oil and gas development and production company, as the chief financial officer.  Prior to joining Blacksand Energy, Inc. Ms. Rogers was employed since 2000 as Vice President, Energy Group, for Wells Fargo Bank N.A.  Prior to 1997, Ms. Rogers was Senior Vice President and Manager of NationsBank Energy Group Denver, Inc.  She has more than 25 years of experience in energy finance and corporate banking.

Anne E. Mounsey has served as a member of the Company’s Board of Directors since October 2004.  From 1991 to 2003, Ms. Mounsey held various positions with the Company, her most recent as Manager of Marketing and Business Development.  Ms. Mounsey is the daughter of John M. Fox, the Company’s Chairman of the Board of Directors.

Frank M. Semple was appointed as President of both MarkWest Hydrocarbon and the general partner of MarkWest Energy on November 1, 2003.  Mr. Semple also became Chief Executive Officer of both MarkWest Hydrocarbon and the general partner of MarkWest Energy on January 1, 2004.  Prior to his appointment, Mr. Semple served in various capacities, lastly as Chief Operating Officer, with WilTel Communications, formerly Williams Communications Group, Inc. (“WCG”) from 1997 to 2003.  Prior to his tenure at WilTel Communications, he was the Senior Vice President/General Manager of Williams Natural Gas from 1995 to 1997 as well as Vice President of Marketing and Vice President of Operations and Engineering for Northwest Pipeline and Director of Product Movements and Division Manager for Williams Pipeline during his 22-year career with The Williams Companies.  During his tenure at Williams Communications, he served on the board of directors for PowerTel Communications and the Competitive Telecommunications Association (Comptel). He currently serves on the board of directors for the Tulsa Zoo and the Children’s Medical Center.  On April 22, 2002, WCG and one of its subsidiaries (“Debtors”) filed a petition for relief under the Bankruptcy Code with the United States Bankruptcy Court for the Southern District of New York.  On September 30, 2002, the Bankruptcy Court entered an order confirming the Debtors’ plan of reorganization that became effective October 15, 2002.

James G. Ivey has served as Chief Financial Officer of both MarkWest Hydrocarbon and the general partner of MarkWest Energy since June 2004.  Prior to joining the Company, Mr. Ivey served as Treasurer of The Williams Companies from 1999 to April 30, 2004 and as acting Chief Financial Officer from mid 2002 to mid 2003.  Prior to joining Williams, Mr. Ivey held similar positions with Tenneco Gas and NORAM Energy.  Prior to that, he held various engineering positions with Conoco and Fluor Corporation.  He currently serves on the boards of directors for MACH Gen LLC, National Energy & Gas Transmission, Inc. and the Tulsa Boys Home.  Mr. Ivey retired in early 2004 from the Army Reserve with the rank of colonel.

David L. Young was appointed Senior Vice President, Northeast Business Unit of MarkWest Hydrocarbon and the Partnership’s general partner effective February 1, 2004. Prior to joining MarkWest, Mr. Young spent eighteen years at The Williams Companies, Inc. in Tulsa, Oklahoma, having served most recently as Vice President and General Manager of the video services business for WilTel Communications, formerly WCG from 1997 to 2003.  Prior to that, Mr. Young’s management positions at The Williams Companies included serving as Senior Vice President and General Manager for Texas Gas Pipeline and Williams Central Pipeline Company.  On April 22, 2002, the Debtors filed a petition for relief under the Bankruptcy Code with the United States Bankruptcy Court for the Southern District of New York.  On September 30, 2002, the Bankruptcy Court entered an order confirming the Debtors’ plan of reorganization that became effective October 15, 2002.

John C. Mollenkopf was appointed Senior Vice President, Southwest Business Unit, of MarkWest Hydrocarbon and the general partner of MarkWest Energy in January 2004.  Previously he served as Vice President, Business Development of the Company since January 2003.  Prior to that, he served as Vice President, Michigan Business Unit, of MarkWest Energy’s general partner since its inception in May 2002 and in the same capacity with MarkWest Hydrocarbon since December 2001.  Prior to that, Mr. Mollenkopf was General Manager of the Michigan Business Unit of MarkWest Hydrocarbon since 1997. He joined MarkWest Hydrocarbon in 1996 as Manager, New Projects.  From 1983 to 1996, Mr. Mollenkopf worked for ARCO Oil and Gas Company, holding various positions in process and project engineering, as well as operations supervision.

Randy S. Nickerson has served as Senior Vice President, Corporate Development of MarkWest Hydrocarbon and MarkWest Energy’s general partner since October 2003.  Prior to that, Mr. Nickerson served as Executive Vice President, Corporate Development of the Partnership’s general partner since January 2003 and as Senior Vice President of the Partnership’s general partner since its inception in May 2002 and has served in the same capacity with MarkWest Hydrocarbon since December 2001. Prior to that, Mr. Nickerson served as MarkWest Hydrocarbon’s Vice President and the General Manager of the Appalachia Business Unit since June 1997. Mr. Nickerson joined MarkWest Hydrocarbon in July 1995 as Manager, New Projects and served as General Manager of the Michigan Business Unit from June 1996 until June 1997.  From 1990 to 1995, Mr. Nickerson was a Senior Project Manager and Regional Engineering Manager for Western Gas Resources, Inc.  From 1984 to 1990, Mr. Nickerson worked for Chevron USA and Meridian Oil Inc. in various process and project engineering positions.

Ted S. Smith was appointed as Vice President, Chief Accounting Officer of MarkWest Hydrocarbon and the Partnership’s general partner in March 2004.  Prior to that, he served as a Vice President of MarkWest Hydrocarbon and the Partnership’s general partner since March 2003.  Prior to that time, Mr. Smith had been Senior Vice President and Chief Financial Officer for Pinnacle Natural Gas Corporation since 1999.  From 1994 through 1999, he was Chief Financial Officer for Total Safety Inc., and from 1987 to 1994, Mr. Smith served as Assistant Treasurer and Director of Management Information Systems at American Oil and Gas Corporation in Houston, Texas.  Prior to that, Mr. Smith held various senior executive finance and accounting positions with several energy services organizations.  Mr. Smith is a Certified Public Accountant licensed in the state of Texas.

C. Corwin Bromley has served as Vice President, General Counsel and Secretary of both MarkWest Hydrocarbon and the general partner of MarkWest Energy since September 2004.  Prior to that, Mr. Bromley served as Assistant General Counsel at RAG American Coal Holding, Inc. from 1999 through 2004, and as General-Managing Attorney at Cyprus Amax Minerals Company from 1989 to 1999.  Prior to that, Mr. Bromley spent four years in private practice with the law firm Popham, Haik, Schnobrich and Kaufman.  Preceding his legal career, Mr. Bromley was employed by CBI, Inc. as a structural/design engineer involved in several LNG and energy projects.

Andrew L. Schroeder has served as Vice President and Treasurer of MarkWest Hydrocarbon and the Partnership’s general partner since February 2003. Prior to his appointment, he was Director of Finance/Business Development at Crestone Energy Ventures from 2001 through 2002.  Prior to that, Mr. Schroeder worked at Xcel Energy for two years as Director of Corporate Financial Analysis.  Prior to that, he spent seven years working with various energy companies.  He began his career with Touche, Ross & Co. and spent eight years in public accounting.  He is a Certified Public Accountant licensed in the state of Colorado.

Audit Committee Financial Expert

The members of the Company’s Audit Committee of the Board of Directors are Mr. Kellstrom (chairman), Ms. Rogers, Mr. Wallace and Mr. Wolf. Each of the individuals serving on our Audit Committee satisfies the standards for independence of the AMEX and the SEC as they relate to audit committees.  Our Board of Directors believes each of the members of the Audit Committee is financially literate.  In addition, our Board of Directors has determined that Mr. Kellstrom is financially sophisticated and qualifies as an “audit committee financial expert” within the meaning of the regulations of the SEC.

Audit Committee Pre-Approval Policy

The Audit Committee pre-approves all audit and permissible non-audit services provided by the independent auditors on a case-by-case basis.  These services may include audit services, audit-related services, tax services and other services.  Our Chief Accounting Officer or Chief Financial Officer are responsible for presenting the Audit Committee with an overview of all proposed audit, audit-related, tax or other non-audit services to be performed by the independent auditors. The presentation must be in sufficient detail to define clearly the services to be performed.  The Audit Committee does not delegate its responsibilities to pre-approve services performed by the independent auditor to management or to an individual member of the Audit Committee.  The Audit Committee may, however, from time to time delegate its authority to the Audit Committee Chairman, Mr. Kellstrom, who reports on the independent auditor services approved by the Chairman at the next Audit Committee meeting.  A copy of the Audit Committee’s Charter is available on our Internet website at www.markwest.com.

Code of Business Conduct and Ethics

We have adopted a Code of Business Conduct and Ethics, applicable to the persons serving as our directors, officers (including, our Chief Executive Officer, Chief Financial Officer, Chief Accounting Officer and Vice President and Treasurer) and employees, which includes the prompt disclosure to the SEC on a Current Report on Form 8-K of any waiver of the code for executive officers or directors approved by the Board of Directors. A copy of our Code of Business Conduct and Ethics is available free of charge in print to any person who sends a request to the office of the Secretary of MarkWest Hydrocarbon, Inc. at 155 Inverness Drive West, Suite 200, Englewood, Colorado 80112-5000.  The Code of Business Conduct and Ethics is also posted on our Internet website at www.markwest.com.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934 requires our directors and executive officers, and persons who own more than 10% of any class of our equity securities registered under Section 12 of the Exchange Act, to file with the SEC initial reports of ownership and reports of changes in ownership in such securities and other equity securities of our Company. SEC regulations also require directors, executive officers and greater than 10% stockholders to furnish us with copies of all Section 16(a) reports they file.

To our knowledge, based solely on review of the copies of such reports furnished to us and written representations that no other reports were required, we believe our directors, executive officers and greater than 10% stockholders complied with all Section 16(a) filing requirements during the year ended December 31, 2004, except for the following:

	No. of Late Reported Transactions	No. of Late Form 3 Filings	No. of Late Form 4 Filings
Mr. Fox	20	—	20
Mr. Ivey	2	1	1
Mr. Wallace	4	1	3
Mr. Heppermann	1	—	—
Mr. Denney	3	—	3
Ms. Mounsey	2	1	1

We are not aware of any other failure to file a Section 16(a) form with the SEC, or any transaction that was required to be reported, but that was not reported on a timely basis.

ITEM 11.  EXECUTIVE COMPENSATION

The following table sets forth the cash and non-cash compensation earned for fiscal years 2004, 2003 and 2002 by each person who served as Chief Executive Officer of the Company in 2004 and the four other highest paid officers, whose salary and bonus exceeded $100,000 for services rendered during 2004 (the “Named Executive Officers”).

Summary Compensation Table

				Long-Term Compensation
	Annual Compensation			Restricted Unit	Securities Underlying	LTIP	Other
Name and Principal Positions	Fiscal Year	Salary ($) (1)	Bonus ($) (2)	awards ($) (3)	Options (#) (4)	Payouts ($) (5)	Compensation ($) (6)
Frank M. Semple	2004	$280,385	$47,250	$108,750	—	$20,500	$52,838
President and Chief Executive	2003	36,346	6,413	279,000	22,000	4,800	623
Officer	2002	—	—	—	—	—	—

James G. Ivey (7)	2004	$126,154	$5,979	$251,500	11,000	$8,640	$37,408
Chief Financial Officer	2003	—	—	—	—	—	—
	2002	—	—	—	—	—	—

Randy S. Nickerson	2004	$181,155	$30,625	$108,750	—	$5,363	$13,686
Senior Vice President, Corporate	2003	164,743	23,515	26,875	—	10,675	13,193
Development	2002	154,943	2,601	110,000	—	6,150	12,395

John C. Mollenkopf	2004	$180,865	$30,625	$65,250	—	$6,703	$13,426
Senior Vice President, Business	2003	144,354	20,684	59,475	—	11,985	12,331
Development	2002	129,322	2,171	110,000	—	6,150	10,346

David L. Young (8)	2004	$161,538	$25,521	$77,000	2,750	$4,380	$—
Senior Vice President, Northeast	2003	—	——	—	—	—	—
Business Unit	2002	—	—	—	—	—	—

(1)          Represents actual salary paid in each respective year for services rendered on behalf of both the Partnership and MarkWest Hydrocarbon.

(2)          Represents actual bonus paid in each respective year for services rendered on behalf of both the Partnership and MarkWest Hydrocarbon. Bonuses are paid in accordance with provisions of MarkWest Hydrocarbon’s Incentive Compensation Plan.

(3)          Represents the value of the executive officer’s phantom unit award (calculated by multiplying the closing market price of the Partnership’s units on the date of grant by the number of Partnership units awarded).  Messrs Semple, Ivey, Nickerson, Mollenkopf and Young had Partnership phantom units of 7,073, 6,769, 2,980, 1,980 and 1,406, respectively at December 31, 2004 and with a value of $0.3 million, $0.3 million, $0.1 million, $0.1 million and $0.1 million on that date.  The phantom units vest over a period of three years.

(4)          Securities underlying options have been adjusted to reflect the effect of the 10% stock dividend for stockholders of record as of November 9, 2004.

(5)          Represents distributions received for the Partnership’s phantom units.

(6)          Represents actual MarkWest Hydrocarbon contributions under MarkWest Hydrocarbon’s 401(k) Savings and Profit Sharing Plan.  Included in Mr. Semple’s and Mr. Ivey’s other compensation are relocation payments of $34,453 and $37,408, respectively.

(7)          Mr. Ivey became the Chief Financial Officer on May 25, 2004.  Mr. Ivey is currently being paid an annual salary of $205,000.

(8)          Mr. Young became the Senior Vice President of the Northeast Business Unit on February 2, 2004.  Mr. Young is currently being paid an annual salary of $175,000.

Option Grants in Last Year

The following table provides information on the options granted to the Named Executive Officers during the year ended December 31, 2004.  All options were granted under the Company’s 1996 Stock Incentive Plan.

	Individual Grants
	Number of securities underlying Options	Percent of total options granted to employees in	Exercise or base price	Expiration	Potential realizable value at assumed annual rates of stock price appreciation for option term
	granted (#)	year	($/Sh)	date	5% ($)	10% ($)
James G. Ivey	11,000	33%	9.84	5/25/2014	$176,312	$280,747
David L. Young	2,750	8%	9.77	2/02/2014	43,764	69,687

SAR Grants in Last Year

The Company has also entered into arrangements with certain directors and officers of the Company.  These arrangements are referred to as the Participation Plan.  Under the Participation Plan, the Company sells subordinated partnership units of the Partnership and interests in the Partnership’s general partner to employees and directors of the Company under a purchase and sale agreement.  The interests in the general partner are sold with certain put and call provisions that allow the individual to require MarkWest Hydrocarbon to buy back or requires the individual to sell back their interest in the general partner to MarkWest Hydrocarbon.  As the formula used to determine the sale and buy-back price is not based on fair value, coupled with the attributes of the put and call provisions, these transactions are considered compensatory arrangements, similar to a stock appreciation right.  The subordinated partnership units of the Partnership are also sold to the employees and directors at a formula that is not based on fair value.  The subordinated units are sold without any restrictions on transfer.  However, the Company has established an implied repurchase obligation through its pattern of buying back the subordinated units each time an employee or director has left MarkWest Hydrocarbon.  The following table provides information on the potential appreciation of the interests in the Partnership’s general partner that were sold to the Named Executive Officers during the year ended December 31, 2004.  There were no subordinated partnership units sold during 2004.  All interests were sold under the Company’s Participation Plan.  The plan has not been approved by the Stockholders.

Individual Grants
	Percent of General Partner Interest underlying	Percent of total SARs			Potential realizable value at assumed annual		Grant date value
	SAR granted	granted to employees	Exercise or base price	Expiration	rates of stock price appreciation for SAR term		Grant Date Present Value
	(%)	in year	($/Sh)	date	5% ($)(2)	10% ($)(2)	($)
James G. Ivey	0.5%	71%	(1)	(2)	$323,411	$514,977	$198,546

(1)          The Company sells interests in the Partnership’s general partner under a variable plan to certain directors and employees of the Company.  These arrangements are referred to as the Participation Plan.  Under the Participation Plan, MarkWest Hydrocarbon sold 0.5% interest in the Partnership’s general partner to Mr. Ivey under a purchase and sale agreement for approximately $0.2 million.  The interest in the Partnership’s general partner are sold with certain put and call provisions that allow the individual to require MarkWest Hydrocarbon to buy back or requires the individual to sell their interest in the general partner to MarkWest Hydrocarbon.  Specifically, the employees and directors can exercise their put if (1) MarkWest Hydrocarbon or the Partnership’s general partner undergoes a change of control; (2) additional membership interests are issued and if the issuance of additional membership interests, on a pro forma basis, decreases the distributions to all the then existing members; (3) any amendment, alteration or repeal of the provisions of the general partner agreement is undertaken which materially and adversely affects the then existing rights, duties, obligations or restrictions of the employees and directors; or (4) the employee or director (i) becomes totally disabled while a director, officer or employee of the general partner, of MarkWest Hydrocarbon or of any of their affiliates after reaching the age of 60 years.  The employee or his estate has 120 days after the put event to exercise the put under (4) and 30 days after notice to exercise under (1) through (3).  MarkWest Hydrocarbon can exercise its call option if the employee or director ceases to be a director or employee of MarkWest Hydrocarbon or any of its affiliates or if there is a change of control.  The Company has 12 months following the termination date to exercise its call option.  As the formula used to determine the sale and buy-back price is not based on fair value, coupled with the attributes of the put and call provisions, these transactions are considered compensatory arrangements, similar to a stock appreciation right.  As the stock appreciation right is exercised through a callable or puttable event, there is no defined expiration date.

(2)          The interests in the Partnership’s general partner are sold without an expiration date.  As a result, when calculating the potential realizable value of the appreciation of the award, the Company assumed a 10 year life to be consistent with the terms used on the Company’s other stock based compensation awards.

Aggregated Option Exercises in Last Year and Year-End Option Values

The following table provides information as to options exercised during the year ended December 31, 2004 and the value of outstanding options held by the Named Executive Officers at December 31, 2004.

	Shares Acquired on	Value Realized	Number of Securities Underlying Unexercised Options at End of 2004 (#)		Value of Unexercised In-the-Money Options at End of 2004 ($)(1)
	Exercise (#)	($)	Exercisable	Unexercisable	Exercisable	Unexercisable
Frank M. Semple	—	$—	—	22,000	$44,000	$132,000
James G. Ivey	—	—	—	11,000	—	81,510
Randy S. Nickerson	20,324	91,212	20,323	3,508	74,540	9,624
John C. Mollenkopf	—	—	5,997	1,122	7,798	12,723
David L. Young	—	—	1,958	3,342	6,718	11,003

(1)             Value based on the difference between the closing price of our common stock, as reported by the American Stock Exchange on December 31, 2004, and the option price per share multiplied by the number of shares subject to the option.

Aggregated SAR Exercises in Last Year and Year-End SAR Values

The following table provides information as to the value of the subordinated partnership units of the Partnership and interests in the Partnership’s general partner held by the Named Executive Officers at December 31, 2004.  We did not buy back any of the subordinated partnership units of the Partnership or interests in the Partnership’s general partner from the Named Executive Officers during the year ended December 31, 2004.

	Percent of General Partner Interest Underlying Unexercised SAR at End of 2004 (%)(1)	Number of Partnership subordinated units Underlying Unexercised SAR at End of 2004 (#)(1)	Value of GP Interest Underlying SAR at End of 2004 ($)(2)	Value of Subordinated Units Underlying SAR at End of 2004 ($)(3)
Frank M. Semple	2.0%	5,000	$796,085	$100,830
James G. Ivey	0.5%	—	49,578	—
Randy S. Nickerson	1.6%	4,626	693,048	149,050
John C. Mollenkopf	1.6%	4,626	693,048	149,050

(1)          The Company sells subordinated partnership units of the Partnership and interests in the Partnership’s general partner under a variable plan to certain directors and employees of the Company.  These arrangements are referred to as the Participation Plan.  Under the Participation Plan, MarkWest Hydrocarbon sells subordinated partnership units of the Partnership and interests in the Partnership’s general partner to employees and directors of the Company under a purchase and sale agreement.  The interest in the Partnership’s general partner are sold with certain put and call provisions that allow the individual to require MarkWest Hydrocarbon to buy back or requires the individual to sell their interest in the general partner to MarkWest Hydrocarbon.  Specifically, the employees and directors can exercise their put if (1) MarkWest Hydrocarbon or the Partnership’s general partner undergoes a change of control; (2) additional membership interests are issued and if the issuance of additional membership interests, on a pro forma basis, decreases the distributions to all the then existing members; (3) any amendment, alteration or repeal of the provisions of the general partner agreement is undertaken which materially and adversely affects the then existing rights, duties, obligations or restrictions of the employees and directors; or (4) the employee or director (i) becomes totally disabled while a director, officer or employee of the general partner, of MarkWest Hydrocarbon or of any of their affiliates after reaching the age of 60 years.  The employee or his estate has 120 days after the put event to exercise the put under (4) and 30 days after notice to exercise under (1) through (3).  MarkWest Hydrocarbon can exercise its call option if the employee or director ceases to be a director or employee of MarkWest Hydrocarbon or any of its affiliates or if there is a change of control.  The Company has 12 months following the termination date to exercise its call option.  As the formula used to determine the sale and buy-back price is not based on fair value, coupled with the attributes of the put and call provisions, these transactions are considered compensatory arrangements, similar to a stock appreciation right.  The subordinated partnership units of the Partnership are also sold to the employees and directors at a formula that is not based on fair value.  The subordinated units are sold without any restrictions on transfer.  However, the Company has established an implied repurchase obligation through its pattern of buying back the subordinated units each time an employee or director has left MarkWest Hydrocarbon.  The employees’ and directors’ subordinated units converted into MarkWest Energy’s common units on August 15, 2005.

(2)          The value of the executive’s interests in the Partnership’s general partner is measured as the difference in the formula value of the general partner interest, as measured at December 31, 2004, and the amount paid by the executive.  The formula value is the amount MarkWest Hydrocarbon would have to pay the employees and directors to repurchase the Partnership’s general partner interests which is derived from the current market value of the Partnership’s common units, as reported by the American Stock Exchange on December 31, 2004, and the quarterly distributions previously paid by the Partnership.

(3)          The value of the executive’s subordinated partnership units of the Partnership underlying the executive’s is measured as the difference in the market value of the Partnership’s common units, as reported by the American Stock Exchange on December 31, 2004, and the amount paid by the named executive.

Indemnification Agreements

In February 2004, MarkWest Hydrocarbon entered into Indemnification Agreements with certain directors and officers (“Indemnitees”).  By the terms of the Indemnification Agreement, the Company shall indemnify Indemnitees to the fullest extent permitted by law against all expenses and liabilities (as defined in the Indemnification Agreement) if Indemnitees were or are, or are threatened to be made a party to, any threatened, pending or completed action, suit, proceeding, or alternative dispute resolution mechanism, whether civil, criminal, administrative, investigative or other and whether brought by or in the right of the Company or otherwise, by reason of (or arising in part out of) any event or occurrence related to the fact that Indemnitees are or were a director, officer, employee, agent or fiduciary of the Company, or any subsidiary of the Company, or are or were serving at the request of the Company as a director, officer, employee, agent or fiduciary of another corporation, partnership, joint venture, trust or other enterprise, or by reason of any action or inaction on the part of the Indemnitees while serving in such capacity.

Non-Competition, Non-Solicitation and Confidentiality Agreement and Severance Plan

David Young, Randy Nickerson and John Mollenkopf are each a party to a Non-Competition, Non-Solicitation and Confidentiality Agreement. As a result of signing the Non-Competition, Non-Solicitation and Confidentiality Agreement, they are eligible for the MarkWest Hydrocarbon 1997 Severance Plan (the “1997 Severance Plan”). The Severance Plan provides for payment of benefits in the event that (i) the employee terminates his or her employment for “good reason” (as defined), (ii) the employee’s employment is terminated “without cause” (as defined), (iii) the employee’s employment is terminated by reason of death or disability or (iv) the employee voluntarily resigns. In the case of (i), (ii) and (iii) above, the employee shall be entitled to receive base salary and continued medical benefits for a period ranging from six months to twenty-four months, depending upon the employee’s status at the time of the termination. In the case of (iv) above, the employee shall be entitled to receive base salary for a period ranging from one month to six months and continued medical benefits for a period ranging from one month to six months, as consideration for entering into the Non-Competition, Non-Solicitation, and Confidentiality Agreement. In either case, the aggregate amount of benefits paid to an employee shall in no event exceed twice the employee’s annual compensation during the year immediately preceding the termination.

Employment Agreement

Frank M. Semple

Mr. Semple entered into an executive employment agreement with MarkWest Hydrocarbon on November 1, 2003, pursuant to which Mr. Semple serves as MarkWest Hydrocarbon’s President and Chief Executive Officer and pursuant to which the Board of Directors of MarkWest Hydrocarbon appointed Mr. Semple to serve as the President and Chief Executive Officer of the Partnership’s general partner. The employment agreement may be terminated by either Mr. Semple or Markwest Hydrocarbon at any time.

Under the employment agreement, Mr. Semple receives an annual base salary and is entitled to receive benefits for which employees and/or executive officers are generally eligible.  In addition, Mr. Semple was awarded phantom units in the Partnership under the Partnership’s long-term incentive plan and was awarded stock options under the MarkWest Hydrocarbon incentive stock option plan. Mr. Semple also agreed to purchase from MarkWest Hydrocarbon an interest in each of the Partnership’s general partner and the Partnership, subject to certain repurchase rights by MarkWest Hydrocarbon following the termination of his employment.

Under his employment agreement, in the event Mr. Semple’s employment is terminated without cause, or if he resigns for good reason, he is entitled to severance payments equal to his base salary for a period of thirty-six months. In addition, Mr. Semple is entitled to COBRA benefits for a period of twenty-four months.  In the event Mr. Semple voluntarily resigns, he is entitled to receive severance payments equal to his base salary and COBRA benefits for a period of six months, as consideration for entering into the Non-Competition, Non-Solicitation and Confidentiality Agreement. In the event Mr. Semple is terminated for cause, he shall not be entitled to receive any severance or COBRA benefits.

Reimbursement of Expenses of the General Partner

Prior to December 31, 2003, the General Partner did not receive any management fee or other compensation for its management of the Partnership.  The General Partner and its affiliates were reimbursed for expenses incurred on behalf of the Partnership.  These allocable expenses include the costs of employee, officer and director compensation and benefits properly allocable to the Partnership, and all other expenses necessary or appropriate to the conduct of the business.

Effective January 1, 2004, MarkWest Hydrocarbon entered into a Services Agreement for the management of the Partnership’s day-to-day operations and the administration.  For such management services, MarkWest Hydrocarbon will receive a $5,000 annual management fee.  The General Partner and its affiliates will continue to be reimbursed for expenses incurred on behalf of the Partnership.

Director Compensation

On January 20, 2005, the Board of Directors of the Company approved director compensation for 2005.  Each independent director will receive an annual retainer of $18,000 and 1,000 restricted shares per year.  In addition, each independent director will receive compensation of $2,000 for either in-person or telephonic attendance at meetings of the Board of Directors or committees of the Board of Directors.  Members of committees will receive $1,000 for each meeting, and the Chairs of the Audit Committee, Compensation Committee and Conflicts Committee will receive an additional $4,000, $2,000 and $2,000 per year, respectively.

Previously, each independent director received an annual retainer of $12,000 and options to purchase 1,000 shares of common stock per year. In addition, each independent director received compensation of $1,500 for in-person attendance and $700 for telephonic attendance at meetings of the Board of Directors or committees of the Board of Directors. The members of the Audit and Compensation committees received compensation of $1,000 for each committee meeting.  Additionally, members of the Audit and Compensation committees received an annual retainer of $3,000.

Each independent director will continue to be reimbursed for out-of-pocket expenses in connection with attending meetings of the Board of Directors or committees. Each director will also continue to be fully indemnified by us for actions associated with being a director to the extent permitted under Delaware law.  As previously disclosed, officers or employees of the Company who also serve as directors will not receive additional compensation.

Compensation Committee Interlocks and Insider Participation

Mr. Wolf (chairman), Mr. Fox, Mr. Kellstrom, Mr. Wallace and Ms. Mounsey were members of the Company’s Compensation Committee during the year ended December 31, 2004.  There are no Compensation Committee interlocks, and none of the Compensation Committee members during the last year have been, at any time, an officer or employee of the registrant or any of its subsidiaries.

Board Compensation Committee Report On Executive Compensation

The Compensation Committee of the Board of Directors is composed of five non-employee directors, including Mr. Wolf (chairman), Mr. Fox, Mr. Kellstrom, Mr. Wallace and Ms. Mounsey.  The Committee is responsible for developing and approving our executive compensation policies.  In addition, the Compensation Committee determines, on an annual basis, the compensation to be paid to the Chief Executive Officer and to each of the other executive officers.  The overall objectives of our executive compensation program are to provide compensation that will attract and retain superior talent and reward performance.

Compensation Philosophy

The goals of the compensation program are to align compensation with business objectives and performance and to enable us to attract, retain and reward executive officers whose contributions are critical to long-term success.  Periodically, the compensation levels of executive officers are compared to survey information to ensure our compensation levels are competitive.  Actual compensation levels may be greater than competitive levels in surveyed companies based upon annual and long-term Company performance, as well as individual performance.  The Compensation Committee uses its discretion to set executive compensation at levels warranted in its judgment.  We apply a consistent philosophy to compensation for all employees, including senior management.  This philosophy is based on the premise that our achievements result from the coordinated efforts of all individuals working toward common objectives.  We strive to achieve those objectives through teamwork that is focused on meeting the expectations of customers and stockholders.  Executive officers are awarded based upon corporate performance and individual performance.  Corporate performance is evaluated by reviewing the extent to which strategic and business plan goals are met, including such factors as profitability, performance relative to competitors and consummation of strategic projects or acquisitions.  Individual performance is evaluated by reviewing organizational and management development progress against set objectives and the degree to which teamwork and our Company values are fostered.

Compensation Vehicles

We have a successful history of using a simple total compensation program that consists of cash- and equity-based compensation.  The components of our compensation program for our executive officers include base salary, performance based cash bonuses, and long-term incentive compensation in the form of stock options, restricted stock awards and restricted unit grants of MarkWest Energy Partners, L.P.

Base Salary

The Chief Executive Officer makes annual recommendations regarding the base salaries of the executive officers (other than the Chief Executive Officer) to the Compensation Committee.  Base salaries for the executive officers are intended to be based on the average of fixed compensation levels for comparable management personnel employed by peer companies of a similar size.  In making base salary recommendations, the Chief Executive Officer also takes into account individual experience, performance and other specific issues.  The Compensation Committee considers the Chief Executive Officer’s recommendations with respect to base salaries for other executive officers.

Performance-Based Cash Bonuses

Under our incentive compensation program bonuses are awarded only if we achieve or exceed certain corporate performance objectives.  The incentive awards for each officer and executive for the 2004 performance year was derived from three measurement criteria: 1) MarkWest Hydrocarbon operating cash flow (weighted 40% of the total bonus award); 2) MarkWest Energy distributable cash flow (weighted 40% of the total bonus award); and 3) department/individual goals and performance (weighted 20% of the total bonus award).  The targets are determined by the Board of Directors early in the year or during the last quarter of the prior year.  The size of the fund available for such bonuses increases in relation to the extent to which such executive’s salary ranging from approximately 20% to 65% and all other non-union employees depending on targets as established at the beginning of the year.  If the base performance criteria are met, each executive officer is entitled to a base bonus amount equal to that percentage of the executive officer’s base salary.  A similar approach is used for all other non-union personnel at differing percentage levels.

For the year 2004, we met our target goals set forth in the Incentive Compensation Plan.  In addition, we achieved several objectives, including strengthening the balance sheet and completing acquisitions for MarkWest Energy Partners, L.P., which are expected to increase long-term value.  With Board recommendation and approval, a bonus was awarded to all non-union employees in February 2005.  Executive officers received bonuses ranging from 22% to 60% of their base salary.

Stock Option Program

Stock options and restricted stock awards are granted to executive officers under the Stock Incentive Plan.  The objectives of the Stock Incentive Plan are to align executive and stockholder long-term interests by creating a strong and direct link between executive pay and stockholder return, and to enable executives to develop and maintain a significant long-term ownership position in our common stock.

The Stock Incentive Plan authorizes the Board of Directors or a committee of non-employee directors to grant stock options, restricted stock and other types of awards to executive officers.  To date, the only type of awards granted to executive officers under the Stock Incentive Plan have been stock options and restricted stock.  All stock options currently outstanding were granted at an option price at least equal to the fair market value of our common stock on the date of grant, generally have ten-year terms and generally become exercisable in installments over a four-year period.  All shares of restricted stock outstanding were granted with a ten-year term and generally vest in installments over a three-year period.

Stock options may be granted upon commencement of employment based on the recommendation of the Chief Executive Officer.  In determining whether to recommend additional option grants to an executive officer, the Chief Executive Officer typically considers the individual’s performance and any planned change in functional responsibility.  Neither our profitability nor the market value of our stock are considered in setting the amount of executive officer stock option grants.  The stock option position of executive officers is reviewed on an annual basis.  The determination of whether or not additional options will be granted is based on a number of factors, including our performance, individual performance and levels of options granted at the competitive median for our peer group.

MarkWest Energy Restricted Units

Phantom units in MarkWest Energy were granted to executives and directors in 2004, amounting to 19,750 units.  A restricted unit in MarkWest Energy Partners, L.P., is a “phantom” unit that entitles the grantee to receive a common unit upon the vesting of the phantom unit, or in the discretion of the Compensation Committee, cash equivalent to the value of a common unit.  These restricted units are entitled to receive distribution equivalents, which represent cash equal to the amount of cash distributions made on common units during the vesting period, from the date of grant.  The restricted units, unless certain targets are achieved, vest over a period of three years, starting with grants in September 2004, with 33% of the grant vesting at the end of each year.  Prior to September 2004, phantom units were granted with a vesting period of four years, with 25% of the grant vesting at the end of each of the second and third years and 50% vesting at the end of the fourth year.  If certain targets are achieved, then the vesting of the phantom units accelerates and the units convert to common units.  The acceleration is based on increases in annual cash distribution of the units.  In the future, the Compensation Committee may determine to make additional grants under the plan to employees and directors containing such terms as the Compensation Committee shall determine under the plan.  The Compensation Committee will determine the period over which restricted units granted to employees and directors will vest.  The committee may base its determination upon the achievement of specified financial objectives.  In addition, the restricted units will vest upon a change in control of MarkWest Hydrocarbon, Inc., or MarkWest Energy Partners, L.P.

We intend the issuance of the common units upon vesting of the restricted units under the plan to serve as a means of incentive compensation for performance and not primarily as an opportunity to participate in the equity appreciation of the common units.  Therefore, plan participants will not pay any consideration for the common units they receive, and we will receive no remuneration for the units.

Savings Plan Benefits

We make a matching contribution under our 401(k) Savings and Profit Sharing Plan.  We may also make a discretionary profit sharing payment annually to executives and all other employees under this plan based upon our financial performance compared to corporate goals for that year.  In addition, we provide medical and other miscellaneous benefits to executive officers that are generally available to all employees.

Chief Executive Officer Compensation

Base Salary.  The base salary of the Chief Executive Officer for 2004 was $280,000 and was established by the Compensation Committee.  Factors taken into consideration in the determination of the Chief Executive Officer’s base salary include the base salaries for chief executive officers of our peer group, historical compensation practices and the general experience of the Compensation Committee members in dealing with compensation matters at other energy companies.  In addition, in setting this amount, the Committee took into account the scope of Mr. Semple’s responsibility and the Board’s confidence in Mr. Semple’s skills and ability to implement the Company’s strategy and business model as evidenced by his performance during 2004.

Bonuses and Stock Option Awards.  Mr. Semple received a bonus of $108,000 for 2004 under the Incentive Compensation Plan.  Such bonus was paid in February 2005 in accordance with the Plan provisions.  Mr. Semple received 22,000 options to purchase shares of our common stock in November 2003 and 2,179 shares of restricted stock under the Stock Incentive Plan in January 2005.  Mr. Semple has also received 7,500 phantom units in November 2003 and 2,500 phantom units in September 2004 under the MarkWest Energy Partners, L.P. Long Term Incentive Plan.

Deductibility of Executive Compensation.  Section 162(m) of the Internal Revenue Code generally disallows a tax deduction for compensation in excess of $1.0 million paid to the Company’s Chief Executive Officer and certain other highly compensated executive officers.  Qualifying “performance-based” compensation will not be subject to the deduction limit if certain requirements are met.  We anticipate that incentive-based compensation paid in excess of $1.0 million will be deductible under Section 162(m).  The Compensation Committee believes, however, that there may be circumstances in which our interests are best served by providing compensation that is not fully deductible under Section 162(m) and reserves the ability to exercise discretion to authorize such compensation.

Compensation Committee
Mr. Donald D. Wolf, Chairman
Mr. John M. Fox
Mr. William A. Kellstrom
Mr. William F. Wallace
Ms. Anne E. Mounsey

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth certain information as of September 9, 2005, regarding the beneficial ownership of our common stock held by beneficial owners of 5% or more of common stock, by each director, by each Named Executive Officer and by all of the directors and officers of the Company as a group.

Stockholder(1)	Number of Shares	Acquirable Within 60 Days of August 15(2)	Total Shares Beneficially Owned(3)	Percent of Total Shares(4)
John M. Fox(5)	4,632,128	4,628	4,636,756	42.9%
Wellington Management Company, LLP(6)	858,250	—	858,250	8.0%
75 State Street Boston, Massachusetts 02109
Kayne Anderson Capital Advisors, L.P. (7)	714,850	—	714,850	6.6%
1800 Avenue of the Stars, Second Floor Los Angeles, CA 90067
Richard A. Kayne(7)	714,850	—	714,850	6.6%
1800 Avenue of the Stars, Second Floor Los Angeles, CA 90067
James G. Ivey	—	2,750	2,750	*
Frank M. Semple	5,960	11,000	16,960	*
Donald C. Heppermann	7,500	10,175	17,675	*
Donald D. Wolf	23,310	1,100	24,410	*
William F. Wallace	3,000	367	3,367	*
William A. Kellstrom	10,285	5,720	16,005	*
Karen L. Rogers	5,445	3,300	8,745	*
Randy S. Nickerson	6,735	3,859	10,594	*
Anne E. Mounsey	14,482	367	14,849	*
John C. Mollenkopf	609	7,119	7,728	*
David L. Young	—	687	687	*
All directors and executive officers as a group (12 individuals)	4,709,454	51,072	4,760,526	43.9%

*                 Indicates less than 1.0%.

(1)          Unless otherwise noted, the address for the stockholder listed is c/o MarkWest Hydrocarbon, Inc., 155 Inverness Drive West, Suite 200, Englewood, Colorado 80112-5000.

(2)          This column reflects the number of shares that could be purchased by the exercise of options exercisable on September 9, 2005, or within sixty days thereafter under our stock option plans.

(3)          For executive officers, the numbers include interests in shares held in employee benefit plans.  Unless otherwise indicated, the directors and Named Executive Officers have sole voting and dispositive power over the shares listed above, other than shared rights created under joint tenancy or marital property laws as between the directors or named executive officers and their respective spouses.

(4)          All percentages have been determined at September 9, 2005, in accordance with Rule 13d-3 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). For purposes of this table, a person or group of persons is deemed to have “beneficial ownership” of any shares of common stock that such person or group has the right to acquire within sixty days after September 9, 2005. For purposes of computing the percentage of outstanding shares of common stock held by each person or group of persons named above, any security which such person or group has the right to acquire within sixty days after September 9, 2005, is deemed to be outstanding for the purpose of computing the percentage ownership of such person or group. At September 9,

2005, a total of 10,794,729 shares were outstanding. Options to acquire a total of 83,270 shares of common stock were exercisable within sixty days.

(5)          Includes an aggregate of (i) 4,097,694 shares owned directly by MWHC Holding, Inc., an entity controlled by Mr. Fox, of which Mr. Fox is also considered a beneficial owner (Mr. Fox has an indirect pecuniary interest in the MWHC shares); (ii) 171,901 shares held in the aggregate in the Brent A. Crabtree Trust, Brian T. Crabtree Trust and the Carrie L. Crabtree Trust (the “Crabtree Trusts”), for each of which Mr. Fox is the Trustee; and (iii) 106,857 shares held by the MaggieGeorge Foundation, for which certain family members of Mr. Fox are directors.  Mr. Fox disclaims beneficial ownership of the shares held in the Crabtree Trusts and by the MaggieGeorge Foundation within the meaning of Rule 13d-3 under the Exchange Act.

(6)          Information is based solely on a Schedule 13G/A filed with the Securities and Exchange Commission by Wellington Management Company, LLP (“Wellington”), on February 14, 2005, with respect to shares held as of December 31, 2004. The Schedule 13G indicates that Wellington has shared voting power with respect to 654,250 shares and shared dispositive power with respect to 858,250.

(7)          Information is based solely on a Schedule 13G filed with the Securities and Exchange Commission by Kayne Anderson Capital Advisors, L.P. and Richard A. Kayne, on February 10, 2005, with respect to shares held as of December 31, 2004. The Schedule 13G indicates that Kayne Anderson Capital Advisors, L.P. and Richard A. Kayne have shared voting power and dispositive power with respect to 714,850 shares.  The reported shares are owned by investment accounts managed, with discretion to purchase or sell securities, by Kayne Anderson Capital Advisors, L.P., as a registered investment advisor.  Kayne Anderson Capital Advisors, L.P. is the general partner of the limited partnerships and investment adviser to the other accounts.  Richard A. Kayne is the controlling shareholder of the corporate owner of Kayne Anderson Investment Management, Inc., the general partner of Kayne Anderson Capital Advisors, L.P.  Mr. Kayne is also a limited partner of each of the limited partnerships and a shareholder of the registered investment company.  Kayne Anderson Capital Advisors, L.P. disclaims beneficial ownership of the shares reported, except those shares attributable to it by virtue of its general partner interests in the limited partnerships.  Mr. Kayne disclaims beneficial ownership of the shares reported, except those shares held by him or attributable to him by virtue of his limited partnership interests in the limited partnerships, his indirect interest in the interest of Kayne Anderson Capital Advisors, L.P. in the limited partnership, and his ownership of common stock of the registered investment company.

MarkWest Energy GP, L.L.C.

The following table sets forth the beneficial ownership of the Partnership’s general partner as of September 9, 2005, held by the directors, each named executive officer and by all directors and officers of as a group.

Name of Beneficial Owner	Percentage of Limited Liability Company Interests Owned
John M. Fox (1)	91.3
Frank M. Semple	2.0
James G. Ivey	0.5
Randy S. Nickerson	1.6
John C. Mollenkopf	1.6
David L. Young	0.0
Donald D. Wolf	0.0
Donald C. Heppermann	1.0
William A. Kellstrom	0.0
William F. Wallace	0.0
Karen L. Rogers	0.0
Anne E. Mounsey	0.0
All directors and executive officers as a group (8 persons)	98.0
Other (2)	2.0

(1)          Includes a 1.6% ownership interest held directly by Mr. Fox and an 89.7% ownership interest held by MarkWest Hydrocarbon. As of December 31, 2004, Mr. Fox beneficially owned approximately 43% of the voting securities of MarkWest Hydrocarbon. Mr. Fox currently serves as MarkWest Hydrocarbon’s Chairman of the Board. As a result, Mr. Fox may be deemed to be the beneficial owner of the ownership interests owned by MarkWest Hydrocarbon.

(2)          Held by two officers and one former executive of MarkWest Hydrocarbon.

MarkWest Energy Partners, L.P.

The following table sets forth the beneficial ownership of the Partnership’s common and subordinated units as of September 9, 2005, held by Company directors, by each named executive officer listed in the summary compensation table included in this Form 10-K and by all directors and officers as a group.

Name of Beneficial Owner	Common Units Beneficially Owned(1)	Percentage of Common Units Beneficially Owned		Subordinated Units Beneficially Owned	Percentage of Subordinated Units Beneficially Owned		Percentage of Total Units Beneficially Owned
John M. Fox(2)	32,000		*	2,489,122	83.0%		23.7%
Frank M. Semple	5,750		*	5,000		*		*
James G. Ivey	2,500		*	—	—			*
Randy S. Nickerson	6,875		*	4,626		*		*
John C. Mollenkopf	2,650		*	4,626		*		*
David L. Young	1,000		*	—	—			*
Donald D. Wolf	5,250		*	—	—			*
Donald C. Heppermann	7,500		*	4,000		*		*
William A. Kellstrom	3,750		*	—	—			*
William L. Wallace	—		*	—	—			*
Karen L. Rogers	1,750		*	—	—			*
Anne E. Mounsey	—		*	—	—			*
All directors and executive officers as a group (11 persons)	69,025		*	2,507,374	83.6%		24.2%
Other (2)	1,500		*	3,000		*	*

*                 Less than 1%

(1)          Beneficial ownership for the purposes of the foregoing table is defined by Rule 13 d-3 under the Securities Exchange Act of 1934. Under that rule, a person is generally considered to be the beneficial owner of a security if he has or shares the power to vote or direct the voting thereof (“Voting Power”) or to dispose or direct the disposition thereof (“Investment Power”) or has the right to acquire either of those powers within sixty (60) days.

(2)          Includes 4,626 subordinated units owned directly by Mr. Fox, 2,469,496 subordinated units owned by MarkWest Hydrocarbon and its subsidiaries, and approximately 15,000 subordinated units owned by Tortoise MWEP, L.P. in which Mr. Fox owns an equity interest. As of December 31, 2004, Mr. Fox beneficially owned approximately 43% of the voting securities of MarkWest Hydrocarbon. Mr. Fox currently serves as MarkWest Hydrocarbon’s Chairman of the Board. As a result, Mr. Fox may be deemed to be the beneficial owner of the subordinated units owned by MarkWest Hydrocarbon.

(3)          Held by two key officers of MarkWest Hydrocarbon and our general partner for common and subordinated units, respectively.

Securities Authorized for Issuance under Equity Compensation Plans

The following table provides information about the shares of our common stock that may be issued upon the exercise of options, warrants and rights under all of the Company’s existing equity compensation plans, including the Stock Incentive Plan and Non-Employee Director Plan as of December 31, 2004.  We do not have equity plans that have not received stockholder approval.

Equity Compensation Plan Information

	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Plan category	(a)	(b)	(c)
Equity compensation plans approved by security holders	171,688	$8.43	409,935
Equity compensation plans not approved by security holders	—	—	—

Total	171,688	$8.43	409,935

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Investment with Affiliate

Through our wholly owned subsidiary, MarkWest Resources, Inc. (“Resources”), we held varied undivided interests in several exploration and production assets in which MAK-J Energy Partners Ltd. (“MAK-J”) also owns or owned an undivided interest, varying from 25% to 51%.  The general partner of MAK-J is a corporation owned and controlled by our former President and Chief Executive Officer and current Chairman of the Board of Directors.  Two former officers, both of who left the Company during 2003, were limited partners in MAK-J.  The properties were operated pursuant to joint operating agreements entered into between Resources and MAK-J.  Resources was the operator under such agreements.  The joint operating agreements were governed by a Participation and Operations Agreement, most recently amended June 2, 2003.  The joint property acquisitions and joint operating agreements were subject to the approval of the independent members of our Board of Directors.  As the operator, Resources was obligated to provide certain accounting and well operations services to the parties.  The Participation and Operations Agreement provided for a monthly fee ($2,000 per month) payable to Resources to offset the costs of accounting and well operations on a monthly basis.  As a part of the sale of our San Juan Basin oil and gas properties to a third party on June 30, 2003, the Participation and Operations Agreement was assigned to the purchasing third party.

From time to time, MarkWest Hydrocarbon entered into hedges with counterparties on behalf of MAK-J.  MarkWest Hydrocarbon billed or remitted to MAK-J, as circumstances dictated, its portion of transaction costs and settlements on a monthly basis.  As of July 2003, all such hedges had been settled.

Through our wholly owned subsidiary, Matrex, LLC, we hold interests in certain exploration and production assets in which MAK-J also owns interests.  Both parties are participants to joint operating agreements with third parties operators.

We have receivables due from MAK-J, representing its share of operating and capital costs generated in the normal course of business, of less than $0.1 million as of December 31, 2004 and 2003, respectively.  We also have payable to MAK-J, representing its share of revenues generated in the normal course of business, of less than $0.1 million as of December 31, 2004 and approximately $0.1 million as of December 31, 2003.

Mr. Fox has agreed that as long as he is an officer or director of MarkWest Hydrocarbon and for two years thereafter, he will not, directly or indirectly, participate in any future oil and gas exploration or production activities with us except and to the extent that our independent and unaffiliated directors deem it advisable and in our best interest to include one or more additional participants, which participants may include entities controlled by Mr. Fox.

Relationship of Directors with MarkWest Hydrocarbon

Donald D. Wolf, a member of the Board of Directors, was the Chairman and Chief Executive Officer of Westport Resources Corporation and William F. Wallace, also a member of the Board of Directors, was a director of Westport Resources Corporation until Westport’s merger with Kerr McKee Corporation in 2004.  Mr. Wallace is currently a director of the Kerr McKee Corporation.  Westport Resources Corporation was a party to certain 1997 contracts with indirect subsidiaries of MarkWest Hydrocarbon for transportation, treating and processing services in western Michigan.  No services were performed in the last year pursuant to these contracts.  The terms of these contracts were negotiated on an arm’s length basis prior to Mr. Wolf’s 1999 election and Mr. Wallace’s 2004 election to the Board of Directors.

Related Transactions

In February 2004, MarkWest Hydrocarbon entered into a Separation and Release Agreement with Arthur J. Denney, Senior Vice President, pursuant to which the Company agreed to pay Mr. Denney his base salary through February 28, 2006, or approximately $0.4 million.

In February 2004, MarkWest Hydrocarbon entered into a Separation and Release Agreement with Donald C. Hepperman, Chief Financial Officer, pursuant to which MarkWest Hydrocarbon agreed to pay Mr. Heppermann his base salary through August 31, 2004.

In March 2004, MarkWest Hydrocarbon entered into a Consulting Agreement with Donald C. Heppermann to advise MarkWest Hydrocarbon’s Board of Directors, chief executive officer, treasurer and controller on matters relating to banking, financing, mergers and acquisitions and general corporate strategy.  Pursuant to the agreement, MarkWest Hydrocarbon agreed to pay Mr. Heppermann $9,000 a month for his consulting services for up to a period of two years (or $0.2 million), unless given notice by MarkWest Hydrocarbon.

In March 2004, MarkWest Hydrocarbon entered into a Separation and Release Agreement with John M. Fox, Chief Executive Officer, pursuant to which MarkWest Hydrocarbon agreed to pay Mr. Fox his base salary through December 31, 2004 or approximately $0.4 million.

In April 2004, the Company entered into an agreement with a third party to buy Mr. Semple’s house as a part of his relocation to Denver, Colorado.  Under the agreement, MarkWest Hydrocarbon agreed to pay the value of Mr. Semple’s equity in the house and associated operating costs of $0.3 million to the third party until the house was subsequently sold to a buyer.  Upon the sale, the third party agreed to refund the equity paid by MarkWest Hydrocarbon to the extent that the proceeds covered the established value minus certain costs incurred to sell the home.  In 2005, the house was sold and the Company paid total costs of approximately $0.1 million.

Participation Plan

From time to time, MarkWest Hydrocarbon sells to certain of its executive officers and directors (i) a certain amount of the subordinated units the Company obtained during the formation of MarkWest Energy in May 2002 and (ii) a portion of its ownership interest in the general partner, which was also obtained by the Company during the formation of the Partnership.  These transactions are accounted for as compensatory arrangements, consistent with the guidance in APB No. 25, Accounting for Stock Issued to Employees and EITF No 95-16, Accounting for Stock Compensation Arrangements with Employer Loan Features under APB Opinion No. 25, which requires the Company to record compensation expense based on the market value of the subordinated Partnership units and the formula value of the general partner interests held by the employees and directors, at the end of each reporting period. The sales are governed by a purchase and sales agreement that outlines the terms and conditions.

Immediately after MarkWest Energy’s initial public offering on May 24, 2002, MarkWest Hydrocarbon sold an 8.6% interest in the general partner of the Partnership and 24,864 of its Partnership subordinated units, to certain officers of MarkWest Hydrocarbon for $0.2 million and $0.4 million, respectively.  The officers and executives paid approximately 30% of the purchase price in cash and financed the remainder with loans from MarkWest Hydrocarbon.  The loans are evidenced by non-recourse promissory notes requiring the principal balance to be repaid no later than June 30, 2009 and bearing interest at the rate of 7% per annum on the unpaid balance.   MarkWest Hydrocarbon has sold additional interests in the general partner to employees and directors of 3.9% for $0.2 million and Partnership subordinated units of 12,500 for $0.3 million.  In 2004, the Company sold interests aggregating 0.7% in the general partner of the Partnership to employees and directors for $0.2 million and 1,500 Partnership subordinated units for $0.1 million.  Outstanding notes receivable from officers pertaining to the loans made in May 2002 were approximately $0.2 million as of December 31, 2004 and 2003.  In the second quarter of 2005, one former director/executive re-paid his outstanding loan for less than $0.1 million. Outstanding notes receivable of approximately $0.1 million were payable by Mr. Mollenkopf and Mr. Nickerson at both December 31, 2004 and 2003.  In accordance with the Sarbanes-Oxley Act of 2002, the Company no longer grants loans to employees.

Future Transactions

The terms of any future transactions between us and our directors, officers, principal stockholders or other affiliates, or the decision to participate or not participate in transactions offered by our directors, officers, principal stockholders or other affiliates will be approved by a majority of our independent and unaffiliated directors. Our Board of Directors will use such procedures in evaluating their terms as are appropriate considering the fiduciary duties of the Board of Directors under Delaware law. In any such review the Board may use outside experts or consultants including independent legal counsel, secure appraisals or other market comparisons, refer to generally available statistics or prices or take such other actions as are appropriate under the circumstances. Although such procedures are intended to ensure that transactions with affiliates will be at least as favorable to the Company as an arm’s length transaction with an unaffiliated third party, though no assurance can be given that such procedures will produce such result.

ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND EXPENSES

KPMG LLP served as our principal accountants for the year ended December 31, 2004.  PricewaterhouseCoopers LLP served as our principal accountant for the year ended December 31, 2003.  Fees and expenses to our principal accountants for the year ended December 31, 2004 and 2003, KPMG LLP and PricewaterhouseCoopers LLP’s accounting fees and services (in thousands) were as follows:

	2004	2003
Audit fees	$2,945	$610
Audit-related fees(1)	110	998
Tax fees(2)	—	951
All other fees(3)	—	3

Total accounting fees and services	$3,055	$2,562

(1)          Audit related fees include fees for reviews of registration statements and issuances of consents, reviews of private placement offering documents, benefit plan audits, issuance of letter to underwriters, due diligence pertaining to potential business acquisitions and a review of risk management policies and procedures.

(2)          Tax fees include fees for tax return preparation and technical tax advice.

(3)   All other fees consist of a subscription to an on-line accounting research tool.

The Audit Committee pre-approved the performance of the services described above.  See also Item 10, Audit Committee Pre-Approval Policy.

PART IV

ITEM 15.  EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)          The following documents are filed as part of this report:

(1) Financial Statements:

Report of KPMG LLP, Independent Registered Public Accounting Firm

Report of PricewaterhouseCoopers, LLP, Independent Registered Public Accounting Firm

Consolidated Balance Sheets at December 31, 2004 and 2003

Consolidated Statements of Operations for each of the three years in the period ended December 31, 2004

Consolidated Statements of Comprehensive Income (Loss) for each of the three years in the period ended December 31, 2004

Consolidated Statements of Changes in Stockholders’ Equity for each of the three years in the period ended December 31, 2004

Consolidated Statements of Cash Flows for each of the three years in the period ended December 31, 2004

Notes to Consolidated Financial Statements

(2)                                  Financial Statement Schedules:  None required.

(3)                                  Exhibits:  See (b) below.

(b)         Exhibits required by Item 601 of Regulation S-K.

Exhibit Number	Exhibit Description

2.1(4)	Share Purchase Agreement between MarkWest Hydrocarbon Acquisition Corporation and Kaiser Energy, Ltd., dated as of August 10, 2001.

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

2.7(15)

Asset Purchase and Sale Agreement and addendum, thereto, dated as of July 1, 2004 by and between American Central Eastern Texas Gas Company Limited Partnership, ACGC Gathering Company, L.L.C. and MarkWest Energy East Texas Gas Company’s L.P.

3.1(1)	Certificate of Incorporation of MarkWest Hydrocarbon, Inc.

3.2(1)	Bylaws of MarkWest Hydrocarbon, Inc.

4.1(7)	Subordinated Unit Purchase Agreement among MarkWest Hydrocarbon, Inc. and Tortoise MWEP, L.P., dated as of November 20, 2002.

4.2(14)	Purchase Agreement dated as of June 13, 2003, by and among MarkWest Energy Partners, L.P. and Tortoise Capital Advisors, LLC as attorney-in-fact for the Purchasers.

4.3(14)	Registration Rights Agreement dated as of June 13, 2003, by and among MarkWest Energy Partners, L.P. and Tortoise Capital Advisors, LLC as attorney-in-fact for the Purchasers.

4.4(15)

Unit Purchase Agreement dated as of July 29, 2004 among MarkWest Energy Partners, L.P., and MarkWest Energy GP, L.L.C. and each of Kayne Anderson Energy Fund II, L.P., and MarkWest Energy GP, L.L.C. and each of Kayne Anderson Energy Fund II, L.P., Kayne Anderson Capital Income Partners, L.P., Kayne Anderson MLP Fund, L.P., Kayne Anderson Capital Income Fund, LTD., Kayne Anderson Income Partners, L.P., HFR RV Performance Master Trust, Tortoise Energy Infrastructure Corporation and Energy Income and Growth Fund as Purchasers.

4.5(15)

Registration Rights Agreement dated as of July 29, 2004 among MarkWest Energy Partners, L.P., and each of Kayne Anderson Energy Fund II, L.P., Kayne Anderson Capital Income Fund, LTD., Kayne Anderson Income Partners, L.P., HFR RV Performance Master Trust, Tortoise Energy Infrastructure Corporation and Energy Income and Growth Fund.

4.6(16)	Underwriting Agreement dated as of September 15, 2004 by and among the Partnership, the underwriters named therein and the other parties thereto related to the Common Units Offering.

4.7(16)	Purchase Agreement dated October 19, 2004, among MarkWest Energy Partners, L.P., MarkWest Energy Finance Corporation, the Guarantors named therein and the Initial Purchasers named therein.

4.8(16)	Registration Rights Agreement dated October 25, 2004, among MarkWest Energy Partners, L.P., MarkWest Energy Finance Corporation, the Guarantors named therein and the Initial Purchasers named therein.

4.9(16)	Indenture dated as of October 25, 2004, among MarkWest Energy Partners, L.P., MarkWest Energy Finance Corporation, the Guarantors named therein and Wells Fargo Bank, National Association, as Trustee.

4.10(16)	Form of 6.875% Series A Senior Notes due 2014 with attached notation of Guarantees (incorporated by Reference to Exhibits A and D of Exhibit 4.9 hereto).

10.1(2) Δ	1996 Incentive Compensation Plan.

10.2(1) Δ	1996 Stock Incentive Plan.

10.3(1) Δ	1996 Non-employee Director Stock Option Plan.

10.4(1)	Form of Non-Compete Agreement between John M. Fox and MarkWest Hydrocarbon, Inc.

10.5(3)	MarkWest Hydrocarbon, Inc., 1997 Severance and Non-Compete Plan.

10.6(5)	Amendment to Gas Processing Agreement (Maytown) dated as of March 26, 2002, between Equitable Production Company and MarkWest Hydrocarbon, Inc.

10.7(11)	Credit Agreement dated as of May 20, 2002, among MarkWest Energy Operating Company, L.L.C. (as borrower), MarkWest Energy Partners, L.P. (as a Guarantor), and various lenders.

10.8(5)

Contribution, Conveyance and Assumption Agreement dated as of May 24, 2002, among MarkWest Energy Partners, L.P.; MarkWest Energy Operating Company, L.L.C; MarkWest Energy GP, L.L.C.; MarkWest Michigan, Inc.; Markwest Energy Appalachia, L.L.C.; West Shore Processing Company, L.L.C.; Basin Pipeline, L.L.C.; and MarkWest Hydrocarbon, Inc.

10.9(6)	Fifth Amended and Restated Credit Agreement among MarkWest Hydrocarbon, Inc. and various lenders, dated as of May 24, 2002.

10.10(11)	Amended and Restated Canadian Credit Agreement among MarkWest Resources Canada Corp. and various lenders, dated as of May 24, 2002.

10.11(5)	Omnibus Agreement dated as of May 24, 2002, among MarkWest Hydrocarbon, Inc.; MarkWest Energy GP, L.L.C.; MarkWest Energy Partners, L.P.; and MarkWest Energy Operating Company, L.L.C.

10.12(5)+	Fractionation, Storage and Loading Agreement dated as of May 24, 2002, between MarkWest Energy Appalachia, L.L.C. and MarkWest Hydrocarbon, Inc.

10.13(5) +	Gas Processing Agreement dated as of May 24, 2002, between MarkWest Energy Appalachia, L.L.C. and Markwest Hydrocarbon, Inc.

10.14(5) +	Pipeline Liquids Transportation Agreement dated as of May 24, 2002, between Markwest Energy Appalachia, L.L.C. and MarkWest Hydrocarbon, Inc.

10.15(5)	Natural Gas Liquids Purchase Agreement dated as of May 24, 2002, between MarkWest Energy Appalachia, L.L.C. and MarkWest Hydrocarbon, Inc.

10.16(5) +	Gas Processing Agreement (Maytown) dated as of May 28, 2002, between Equitable Production Company and MarkWest Hydrocarbon, Inc.

10.17(9)	Purchase and Sale Agreement, dated as of June 5, 2003, by and among MarkWest Hydrocarbon, Inc., MarkWest Resources, Inc., and XTO Energy Inc.

10.18(10)	Purchase and Sale Agreement dated as of July 31, 2003, among Raptor Natural Plains Marketing LLC, Raptor Gas Transmission LLC, Power-Tex Joint Venture and MarkWest Pinnacle L.P.

10.19(11)	Amended and Restated Credit Agreement dated as of December 1, 2003, among MarkWest Energy Operating Company, L.L.C., as Borrower, Markwest Energy Partners,

L.P., as Guarantor, Royal Bank of Canada, as Administrative Agent, Bank One, NA, as Syndication Agent, and Fortis Capital Corp., as Documentation Agent, to the $140,000,000 Senior Credit Facility.

10.20(14) Δ	Executive Employment Agreement effective November 1, 2003 between MarkWest Hydrocarbon, Inc. and Frank Semple.

10.21(15)

Second Amended and Restated Credit Agreement dated as of July 30, 2004 among MarkWest Energy Operating Company, L.L.C., as Borrower, MarkWest Energy Partners, L.P., as Guarantor, Royal Bank of Canada, as Administrative Agent, Fortis Capital Corp., as Syndication Agent, Bank One, NA, as Documentation Agent and Societe Generale, as Documentation Agent to the $315,000,000 Senior Credit Facility.

10.22(15)

First Amendment to the Second Amended and Restated Credit Agreement dated as of August 20, 2004, among MarkWest Energy Operating Company, L.L.C., as Borrower, MarkWest Energy Partners, L.P., as Guarantor, Royal Bank of Canada, as Administrative Agent, Fortis Capital Corp., as Syndication Agent, Bank One, NA, as Documentation Agent and Societe Generale, as Documentation Agent.

10.23(17)

Third Amended and Restated Credit Agreement dated as of October 25, 2004 among MarkWest Energy Operating Company, L.L.C., as Borrower, MarkWest Energy Partners, L.P., as Guarantor, Royal Bank of Canada, as Administrative Agent, Bank One, N.A., as Syndication Agent, Fortis Capital Corp., as Documentation Agent, U.S. Bank National Association, as Documentation Agent, Societe Generale, as Documentation Agent, and Wachovia Bank, National Association, as Documentation Agent, RBC Capital Markets and J.P. Morgan Securities Inc., as Lead Arrangers and Joint Bookrunners, to the $200,000,000 Senior Credit Facility.

10.24(5) Δ	MarkWest Energy Partners, L.P. Long-Term Incentive Plan.

10.24(5) Δ	First Amendment to MarkWest Energy Partners, L.P. Long-Term Incentive Plan.

10.25(18)	Credit Agreement among MarkWest Hydrocarbon, Inc. as the Borrower, Royal Bank of Canada, as Administrative Agent and The Lenders Party Hereto to the $25,000,000 Senior Credit Facility.

10.26+	Purchase and Sale of Natural Gas Agreement dated as of September 24, 2004, between MarkWest Hydrocarbon, Inc. and Equitable Production Company.

10.27+	A Firm Natural Gas Processing Agreement dated as of September 24, 2004, between MarkWest Hydrocarbon, Inc. and Equitable Production Company.

10.28+	A Netting, Financial and Security Agreement dated as of September 24, 2004, between MarkWest Hydrocarbon, Inc. and Equitable Production Company.

11.1(13)	Statement regarding computation of earnings per share.

21.1 *	List of Subsidiaries of MarkWest Hydrocarbon, Inc.

23.1 *	Consent of PricewaterhouseCoopers LLP.

23.2 *	Consent of KPMG LLP.

31.1 *	Chief Executive Officer Certification Pursuant to Rule 13a-14(a) of the Securities Exchange Act.

31.2 *	Chief Accounting Officer Certification Pursuant to Rule 13a-14(a) of the Securities

Exchange Act.

31.3 *	Chief Financial Officer Pursuant to Rule 13a-14(a) of the Securities Exchange Act.

32.1 *	Certification of the Chief Executive Officer Pursuant to 18 U.S. C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2 *	Certification of the Chief Accounting Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.3 *	Certification of the Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(1)	Incorporated by reference to MarkWest Hydrocarbon, Inc.’s Registration Statement on Form S-1, Registration No. 333-09513, filed with the Commission on August 2, 1996.
(2)	Incorporated by reference to Amendment No. 1 to MarkWest Hydrocarbon Inc.’s Registration Statement on Form S-1, Registration No. 333-09513, filed with the Commission on September 13, 1996.
(3)	Incorporated by reference to MarkWest Hydrocarbon, Inc.’s Quarterly Report on Form 10-Q for the three months ended September 30, 1997, filed with Commission on November 13, 1997.
(4)	Incorporated by reference to MarkWest Hydrocarbon, Inc.’s Current Report on Form 8-K, filed with the Commission on August 27, 2001.
(5)	Incorporated by reference to MarkWest Energy Partners, L.P.’s Current Report on Form 8-K, filed with the Commission on June 7, 2002.
(6)	Incorporated by reference to MarkWest Hydrocarbon, Inc.’s Quarterly Report on Form 10-Q for the three months ended June 30, 2002, filed with the Commission on August 14, 2002.
(7)	Incorporated by reference to MarkWest Hydrocarbon, Inc.’s Current Report on Form 8-K, filed with the Commission on November 25, 2002.
(8)	Incorporated by reference to MarkWest Energy Partners, L.P.’s Current Report on Form 8-K, filed with the Commission on April 14, 2003.
(9)	Incorporated by reference to MarkWest Energy Partners, L.P.’s Current Report on Form 8-K, filed with the Commission on June 29, 2003.
(10)	Incorporated by reference to MarkWest Hydrocarbon, Inc.’s Current Report on Form 8-K, filed with the Commission on July 15, 2003.
(11)	Incorporated by reference to MarkWest Energy Partners, L.P.’s Current Report on Form 8-K, filed with the Commission on September 17, 2003.
(12)	Incorporated by reference to MarkWest Energy Partners, L.P.’s Current Report on Form 8-K, filed with the Commission on December 16, 2003.
(13)	Incorporated by reference to MarkWest Energy Partners, L.P.’s Current Report on Form 8-K, filed with the Commission on December 31, 2003.
(14)	Incorporated by reference to MarkWest Hydrocarbon, Inc.’s Annual Report on Form 10-K, filed with the Commission on March 30, 2004.
(15)	Incorporated by reference to MarkWest Energy Partners, L.P.’s Current Report on Form 8-K/A, filed with the Commission on September 13, 2004.
(16)	Incorporated by reference to MarkWest Energy Partners, L.P.’s Current Report on Form 8-K, filed with the Commission on October 25, 2004.
(17)	Incorporated by reference to MarkWest Energy Partners, L.P.’s Current Report on Form 8-K, filed with the Commission on October 29, 2004.
(18)	Incorporated by reference to MarkWest Hydrocarbon, Inc.’s Current Report on Form 8-K, filed with the Commission on October 29, 2004.
+

Application has been made to the Securities and Exchange Commission for confidential treatment of certain provisions of these exhibits. Omitted material for which confidential treatment has been requested has been filed separately with the Securities and Exchange Commission.

*	Filed herewith.
Δ	Identifies each management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

MarkWest Hydrocarbon, Inc.
(Registrant)

Date: October 20, 2005	By:	/s/ FRANK M. SEMPLE
Frank M. Semple
President and Chief Executive Officer
(Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Date: October 20, 2005	By:	/s/ FRANK M. SEMPLE
Frank M. Semple
President and Chief Executive Officer
(Principal Executive Officer)

Date: October 20, 2005	By:	/s/ TED S. SMITH
Ted S. Smith
Chief Accounting Officer
(Principal Accounting Officer)

Date: October 20, 2005	By:	/s/ JAMES G. IVEY
James G. Ivey
Chief Financial Officer

Date: October 20, 2005	By:	/s/ JOHN M. FOX
John M. Fox
Chairman of the Board and Director

Date: October 20, 2005	By:	/s/ DONALD C. HEPPERMANN
Donald C. Heppermann
Director

Date: October 20, 2005	By:	/s/ WILLIAM A. KELLSTROM
William A. Kellstrom
Director

Date: October 20, 2005	By:	/s/ ANNE E. MOUNSEY
Ann E. Mounsey
Director

Date: October 20, 2005	By:	/s/ KAREN L. ROGERS
Karen L. Rogers
Director

Date: October 20, 2005	By:	/s/ WILLIAM F. WALLACE
William F. Wallace
Director

Date: October 20, 2005	By:	/s/ DONALD D. WOLF
Donald D. Wolf
Director

Exhibit Number	Exhibit Index

2.1(4)	Share Purchase Agreement between MarkWest Hydrocarbon Acquisition Corporation and Kaiser Energy, Ltd., dated as of August 10, 2001.

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

2.7(15)

Asset Purchase and Sale Agreement and addendum, thereto, dated as of July 1, 2004 by and between American Central Eastern Texas Gas Company Limited Partnership, ACGC Gathering Company, L.L.C. and MarkWest Energy East Texas Gas Company’s L.P.

3.1(1)	Certificate of Incorporation of MarkWest Hydrocarbon, Inc.

3.2(1)	Bylaws of MarkWest Hydrocarbon, Inc.

4.1(7)	Subordinated Unit Purchase Agreement among MarkWest Hydrocarbon, Inc. and Tortoise MWEP, L.P., dated as of November 20, 2002.

4.2(14)	Purchase Agreement dated as of June 13, 2003, by and among MarkWest Energy Partners, L.P. and Tortoise Capital Advisors, LLC as attorney-in-fact for the Purchasers.

4.3(14)	Registration Rights Agreement dated as of June 13, 2003, by and among MarkWest Energy Partners, L.P. and Tortoise Capital Advisors, LLC as attorney-in-fact for the Purchasers.

4.4(15)

Unit Purchase Agreement dated as of July 29, 2004 among MarkWest Energy Partners, L.P., and MarkWest Energy GP, L.L.C. and each of Kayne Anderson Energy Fund II, L.P., and MarkWest Energy GP, L.L.C. and each of Kayne Anderson Energy Fund II, L.P., Kayne Anderson Capital Income Partners, L.P., Kayne Anderson MLP Fund, L.P., Kayne Anderson Capital Income Fund, LTD., Kayne Anderson Income Partners, L.P., HFR RV Performance Master Trust, Tortoise Energy Infrastructure Corporation and Energy Income and Growth Fund as Purchasers.

4.5(15)

Registration Rights Agreement dated as of July 29, 2004 among MarkWest Energy Partners, L.P., and each of Kayne Anderson Energy Fund II, L.P., Kayne Anderson Capital Income Fund, LTD., Kayne Anderson Income Partners, L.P., HFR RV

Performance Master Trust, Tortoise Energy Infrastructure Corporation and Energy Income and Growth Fund.

4.6(16)	Underwriting Agreement dated as of September 15, 2004 by and among the Partnership, the underwriters named therein and the other parties thereto related to the Common Units Offering.

4.7(16)	Purchase Agreement dated October 19, 2004, among MarkWest Energy Partners, L.P., MarkWest Energy Finance Corporation, the Guarantors named therein and the Initial Purchasers named therein.

4.8(16)	Registration Rights Agreement dated October 25, 2004, among MarkWest Energy Partners, L.P., MarkWest Energy Finance Corporation, the Guarantors named therein and the Initial Purchasers named therein.

4.9(16)	Indenture dated as of October 25, 2004, among MarkWest Energy Partners, L.P., MarkWest Energy Finance Corporation, the Guarantors named therein and Wells Fargo Bank, National Association, as Trustee.

4.10(16)	Form of 6.875% Series A Senior Notes due 2014 with attached notation of Guarantees (incorporated by Reference to Exhibits A and D of Exhibit 4.9 hereto).

10.1(2) Δ	1996 Incentive Compensation Plan.

10.2(1) Δ	1996 Stock Incentive Plan.

10.3(1) Δ	1996 Non-employee Director Stock Option Plan.

10.4(1)	Form of Non-Compete Agreement between John M. Fox and MarkWest Hydrocarbon, Inc.

10.5(3)	MarkWest Hydrocarbon, Inc., 1997 Severance and Non-Compete Plan.

10.6(5)	Amendment to Gas Processing Agreement (Maytown) dated as of March 26, 2002, between Equitable Production Company and MarkWest Hydrocarbon, Inc.

10.7(11)	Credit Agreement dated as of May 20, 2002, among MarkWest Energy Operating Company, L.L.C. (as borrower), MarkWest Energy Partners, L.P. (as a Guarantor), and various lenders.

10.8(5)

Contribution, Conveyance and Assumption Agreement dated as of May 24, 2002, among MarkWest Energy Partners, L.P.; MarkWest Energy Operating Company, L.L.C; MarkWest Energy GP, L.L.C.; MarkWest Michigan, Inc.; MarkWest Energy Appalachia, L.L.C.; West Shore Processing Company, L.L.C.; Basin Pipeline, L.L.C.; and MarkWest Hydrocarbon, Inc.

10.9(6)	Fifth Amended and Restated Credit Agreement among MarkWest Hydrocarbon, Inc. and various lenders, dated as of May 24, 2002.

10.10(11)	Amended and Restated Canadian Credit Agreement among MarkWest Resources Canada Corp. and various lenders, dated as of May 24, 2002.

10.11(5)	Omnibus Agreement dated as of May 24, 2002, among MarkWest Hydrocarbon, Inc.; MarkWest Energy GP, L.L.C.; MarkWest Energy Partners, L.P.; and MarkWest Energy Operating Company, L.L.C.

10.12(5)+	Fractionation, Storage and Loading Agreement dated as of May 24, 2002, between

MarkWest Energy Appalachia, L.L.C. and MarkWest Hydrocarbon, Inc.

10.13(5) +	Gas Processing Agreement dated as of May 24, 2002, between MarkWest Energy Appalachia, L.L.C. and MarkWest Hydrocarbon, Inc.

10.14(5) +	Pipeline Liquids Transportation Agreement dated as of May 24, 2002, between MarkWest Energy Appalachia, L.L.C. and MarkWest Hydrocarbon, Inc.

10.15(5)	Natural Gas Liquids Purchase Agreement dated as of May 24, 2002, between MarkWest Energy Appalachia, L.L.C. and MarkWest Hydrocarbon, Inc.

10.16(5) +	Gas Processing Agreement (Maytown) dated as of May 28, 2002, between Equitable Production Company and MarkWest Hydrocarbon, Inc.

10.17(9)	Purchase and Sale Agreement, dated as of June 5, 2003, by and among MarkWest Hydrocarbon, Inc., MarkWest Resources, Inc., and XTO Energy Inc.

10.18(10)	Purchase and Sale Agreement dated as of July 31, 2003, among Raptor Natural Plains Marketing LLC, Raptor Gas Transmission LLC, Power-Tex Joint Venture and MarkWest Pinnacle L.P.

10.19(11)

Amended and Restated Credit Agreement dated as of December 1, 2003, among MarkWest Energy Operating Company, L.L.C., as Borrower, MarkWest Energy Partners, L.P., as Guarantor, Royal Bank of Canada, as Administrative Agent, Bank One, NA, as Syndication Agent, and Fortis Capital Corp., as Documentation Agent, to the $140,000,000 Senior Credit Facility.

10.20(14) Δ	Executive Employment Agreement effective November 1, 2003 between MarkWest Hydrocarbon, Inc. and Frank Semple.

10.21(15)

Second Amended and Restated Credit Agreement dated as of July 30, 2004 among MarkWest Energy Operating Company, L.L.C., as Borrower, MarkWest Energy Partners, L.P., as Guarantor, Royal Bank of Canada, as Administrative Agent, Fortis Capital Corp., as Syndication Agent, Bank One, NA, as Documentation Agent and Societe Generale, as Documentation Agent to the $315,000,000 Senior Credit Facility.

10.22(15)

First Amendment to the Second Amended and Restated Credit Agreement dated as of August 20, 2004, among MarkWest Energy Operating Company, L.L.C., as Borrower, MarkWest Energy Partners, L.P., as Guarantor, Royal Bank of Canada, as Administrative Agent, Fortis Capital Corp., as Syndication Agent, Bank One, NA, as Documentation Agent and Societe Generale, as Documentation Agent.

10.23(17)

Third Amended and Restated Credit Agreement dated as of October 25, 2004 among MarkWest Energy Operating Company, L.L.C., as Borrower, MarkWest Energy Partners, L.P., as Guarantor, Royal Bank of Canada, as Administrative Agent, Bank One, N.A., as Syndication Agent, Fortis Capital Corp., as Documentation Agent, U.S. Bank National Association, as Documentation Agent, Societe Generale, as Documentation Agent, and Wachovia Bank, National Association, as Documentation Agent, RBC Capital Markets and J.P. Morgan Securities Inc., as Lead Arrangers and Joint Bookrunners, to the $200,000,000 Senior Credit Facility.

10.24(5) Δ	MarkWest Energy Partners, L.P. Long-Term Incentive Plan.

10.24(5) Δ	First Amendment to MarkWest Energy Partners, L.P. Long-Term Incentive Plan.

10.25(18)	Credit Agreement among MarkWest Hydrocarbon, Inc. as the Borrower, Royal Bank of

Canada, as Administrative Agent and The Lenders Party Hereto to the $25,000,000 Senior Credit Facility.

10.26+	Purchase and Sale of Natural Gas Agreement dated as of September 24, 2004, between MarkWest Hydrocarbon, Inc. and Equitable Production Company.

10.27+	A Firm Natural Gas Processing Agreement dated as of September 24, 2004, between MarkWest Hydrocarbon, Inc. and Equitable Production Company.

10.28+	A Netting, Financial and Security Agreement dated as of September 24, 2004, between MarkWest Hydrocarbon, Inc. and Equitable Production Company.

11.1(13)	Statement regarding computation of earnings per share.

21.1 *	List of Subsidiaries of MarkWest Hydrocarbon, Inc.

23.1 *	Consent of PricewaterhouseCoopers LLP.

23.2 *	Consent of KPMG LLP.

31.1 *	Chief Executive Officer Certification Pursuant to Rule 13a-14(a) of the Securities Exchange Act.

31.2 *	Chief Accounting Officer Certification Pursuant to Rule 13a-14(a) of the Securities Exchange Act.

31.3 *	Chief Financial Officer Pursuant to Rule 13a-14(a) of the Securities Exchange Act.

32.1 *	Certification of the Chief Executive Officer Pursuant to 18 U.S. C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2 *	Certification of the Chief Accounting Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.3 *	Certification of the Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(1)	Incorporated by reference to MarkWest Hydrocarbon, Inc.’s Registration Statement on Form S-1, Registration No. 333-09513, filed with the Commission on August 2, 1996.
(2)	Incorporated by reference to Amendment No. 1 to MarkWest Hydrocarbon Inc.’s Registration Statement on Form S-1, Registration No. 333-09513, filed with the Commission on September 13, 1996.
(3)	Incorporated by reference to MarkWest Hydrocarbon, Inc.’s Quarterly Report on Form 10-Q for the three months ended September 30, 1997, filed with Commission on November 13, 1997.
(4)	Incorporated by reference to MarkWest Hydrocarbon, Inc.’s Current Report on Form 8-K, filed with the Commission on August 27, 2001.
(5)	Incorporated by reference to MarkWest Energy Partners, L.P.’s Current Report on Form 8-K, filed with the Commission on June 7, 2002.
(6)	Incorporated by reference to MarkWest Hydrocarbon, Inc.’s Quarterly Report on Form 10-Q for the three months ended June 30, 2002, filed with the Commission on August 14, 2002.
(7)	Incorporated by reference to MarkWest Hydrocarbon, Inc.’s Current Report on Form 8-K, filed with the Commission on November 25, 2002.
(8)	Incorporated by reference to MarkWest Energy Partners, L.P.’s Current Report on Form 8-K, filed with the Commission on April 14, 2003.
(9)	Incorporated by reference to MarkWest Energy Partners, L.P.’s Current Report on Form 8-K filed with the Commission on June 29, 2003.
(10)	Incorporated by reference to MarkWest Hydrocarbon, Inc.’s Current Report on Form 8-K, filed with the Commission on July 15, 2003.
(11)	Incorporated by reference to MarkWest Energy Partners, L.P.’s Current Report on Form 8-K, filed with the Commission on September 17, 2003.

(12)	Incorporated by reference to MarkWest Energy Partners, L.P.’s Current Report on Form 8-K, filed with the Commission on December 16, 2003.
(13)	Incorporated by reference to MarkWest Energy Partners, L.P.’s Current Report on Form 8-K, filed with the Commission on December 31, 2003.
(14)	Incorporated by reference to MarkWest Hydrocarbon, Inc.’s Annual Report on Form 10-K filed with the Commission on March 30, 2004.
(15)	Incorporated by reference to MarkWest Energy Partners, L.P.’s Current Report on Form 8-K/A filed with the Commission on September 13, 2004.
(16)	Incorporated by reference to MarkWest Energy Partners, L.P.’s Current Report on Form 8-K filed with the Commission on October 25, 2004.
(17)	Incorporated by reference to MarkWest Energy Partners, L.P.’s Current Report on Form 8-K filed with the Commission on October 29, 2004.
(18)	Incoporated by reference to MarkWest Hydrocarbon, Inc.’s Current Report on Form 8-K filed with the Commission on October 29, 2004.
+

Application has been made to the Securities and Exchange Commission for confidential treatment of certain provisions of these exhibits. Omitted material for which confidential treatment has been requested has been filed separately with the Securities and Exchange Commission.

*	Filed herewith.
Δ	Identifies each management contract or compensatory plan or arrangement.