Form 10-Q
period 2005-03-31
MARKWEST HYDROCARBON INC
filed 2005-12-09
CIK 1019756

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2005

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

Yes   ☐    No  ☒

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

Yes   ☐    No  ☒

Indicate by check mark whether the registrant is a shell company (as defined in Exchange Act Rule 12b-2 of the Exchange Act)

Yes   ☐    No  ☒

The registrant had 10,798,407 shares of common stock, $0.01 per share par value, outstanding as of October 31, 2005.

PART I—FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements (unaudited)
Condensed Consolidated Balance Sheets at March 31, 2005 and December 31, 2004
Condensed Consolidated Statements of Operations for the Three Months Ended March 31, 2005 and 2004
Condensed Consolidated Statements of Comprehensive Income for the Three Months Ended March 31, 2005 and 2004
Condensed Consolidated Statements of Cash Flows for the Three Months Ended March 31, 2005 and 2004
Condensed Consolidated Statement of Changes in Stockholders’ Equity for the Three Months Ended March 31, 2005 (unaudited)
Notes to the Condensed Consolidated Financial Statements

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Item 3. Quantitative and Qualitative Disclosures about Market Risk
Item 4. Controls and Procedures

PART II—OTHER INFORMATION

Item 1. Legal Proceedings
Item 6. Exhibits

SIGNATURE

Glossary of Terms

Bbl/d	barrels of oil per day
Btu	British thermal units, an energy measurement
Gal/d	gallons per day
Mcf	thousand cubic feet of natural gas
Mcf/d	thousand cubic feet of natural gas per day
MMBtu	million British thermal units, an energy measurement
MMcf	million cubic feet of natural gas
MMcf/d	million cubic feet of natural gas per day
Net operating margin (non-GAAP financial measure)	revenues less purchased product costs
NGL	natural gas liquids, such as propane, butanes and natural gasoline

PART I—FINANCIAL INFORMATION

Item 1.  Condensed Consolidated Financial Statements

MARKWEST HYDROCARBON, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

(in thousands, except share and per share data)

	March 31, 2005	December 31, 2004
ASSETS
Current assets:

Cash and cash equivalents	$21,548	$12,844
Restricted cash	15,000	15,000
Marketable securities	20,544	14,815
Receivables, net (including related party receivables of $91 and $44, respectively, and allowance for doubtful accounts of $253 and $249, respectively)	45,146	64,856
Inventories	7,336	11,292
Prepaid replacement natural gas	4,058	10,245
Deferred income taxes	660	25
Other assets	1,854	1,898
Total current assets	116,146	130,975

Property, plant and equipment	357,856	342,636
Less: accumulated depreciation, depletion, amortization and impairment	(63,976)	(59,443)
Total property, plant and equipment, net	293,880	283,193

Other assets:
Investment in Starfish	41,688	—
Intangible assets, net of accumulated amortization of $5,714 and $3,640, respectively	159,907	162,001
Deferred financing costs, net of accumulated amortization of $6,275 and $5,541, respectively	13,259	13,849
Deferred contract costs, net of accumulated amortization of $156 and $78, respectively	3,094	3,172
Notes receivable from officers	207	207
Investment in and advances to other equity investee	179	177
Other assets	9	—
Total other assets	218,343	179,406

Total assets	$628,369	$593,574

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable (including related party payables of $22 and $30, respectively)	$41,664	$45,103
Accrued liabilities	28,391	30,908
Fair value of derivative instruments	1,946	1,057
Asset retirement obligation	450	—
Total current liabilities	72,451	77,068

Deferred income taxes	7,029	6,258
Senior notes	225,000	225,000
Long-term debt	40,000	—
Other long-term liabilities	8,856	7,487
Non-controlling interest in consolidated subsidiary	224,663	228,000

Commitments and contingencies (Note 13)

Stockholders’ equity:
Preferred stock, par value $0.01, 5,000,000 shares authorized, no shares outstanding	—	—
Common stock, par value $0.01, 20,000,000 shares authorized, 10,838,894 and 10,821,760 shares issued, respectively	108	108
Additional paid-in capital	51,553	51,455
Deferred compensation	(120)	—
Accumulated deficit	(84)	(1,623)
Accumulated other comprehensive income (loss), net of tax	(591)	246
Treasury stock, at cost; 59,027 and 63,586 shares, respectively	(469)	(425)
Total stockholders’ equity	50,370	49,761

Total liabilities and stockholders’ equity	$628,369	$593,574

The accompanying notes are an integral part of these condensed consolidated financial statements.

MARKWEST HYDROCARBON, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

(in thousands, except per share data)

	Three Months Ended March 31,
	2005	2004

Revenues	$138,353	$93,700

Operating expenses:
Purchased product costs	104,699	75,488
Facility expenses	9,260	6,086
Selling, general and administrative expenses	8,102	5,314
Depreciation	4,741	3,528
Amortization of intangible assets	2,095	34
Accretion of asset retirement and sublease obligations	10	—
Total operating expenses	128,907	90,450

Income from operations	9,446	3,250

Other income (expense):
Interest income	249	135
Interest expense	(3,704)	(1,130)
Amortization of deferred financing cost (a component of interest expense)	(536)	(307)
Dividend income	92	—
Other income	87	25

Income before non-controlling interest in net income of consolidated subsidiary and income taxes	5,634	1,973

Provision (benefit) for income taxes:
Current	—	(14)
Deferred	770	(42)
Provision (benefit) for income taxes	770	(56)

Non-controlling interest in net income of consolidated subsidiary	(3,325)	(1,309)

Net income	$1,539	$720

Net income per share:
Basic	$0.14	$0.07
Diluted	$0.14	$0.07

Weighted average number of outstanding shares of common stock:
Basic	10,766	10,577
Diluted	10,917	10,595

Cash dividend per common share	$0.075	$0.455

The accompanying notes are an integral part of these condensed consolidated financial statements.

MARKWEST HYDROCARBON, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(UNAUDITED)

(in thousands)

	Three Months Ended March 31,
	2005	2004

Net income	$1,539	$720

Other comprehensive income (loss), net of tax:
Risk management activities, net of income tax benefit of $542 and income tax provision of $543	(753)	872
Marketable securities, net of income tax benefit of $51 and income tax provision of $57, respectively	(84)	153
Total other comprehensive income (loss)	(837)	1,025

Comprehensive income	$702	$1,745

The accompanying notes are an integral part of these condensed consolidated financial statements.

MARKWEST HYDROCARBON, INC.

CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN

STOCKHOLDERS’ EQUITY

(UNAUDITED)

(in thousands)

	Shares of Common Stock	Shares of Treasury Stock	Common Stock	Additional Paid-In Capital	Deferred Compensation	Accumulated Earnings (Deficit)	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Total Stockholders’ Equity

Balance, December 31, 2004	10,822	(64)	$108	$51,455	$—	$(1,623)	$246	$(425)	$49,761

Stock option exercises	17	—	—	37	—	—	—	—	37

Issuance of restricted stock	—	7	—	77	(134)	—	—	57	—

Amortization of deferred compensation	—	—	—	—	14	—	—	—	14

Cashless stock options	—	—	—	720	—	—	—	—	720

Treasury stock acquired	—	(7)	—	—	—	—	—	(161)	(161)

Treasury stock reissued	—	5	—	72	—	—	—	33	105

Net income	—	—	—	—	—	1,539	—	—	1,539

Other comprehensive loss	—	—	—	—	—	—	(837)	—	(837)

Dividends paid	—	—	—	(808)	—	—	—	—	(808)

Balance, March 31, 2005	10,839	(59)	$108	$51,553	$(120)	$(84)	$(591)	$(496)	$50,370

The accompanying notes are an integral part of these condensed consolidated financial statements.

MARKWEST HYDROCARBON, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

(in thousands)

	Three Months Ended
	March 31,
	2005	2004
Cash flows from operating activities:
Net income	$1,539	$720
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	4,741	3,528
Amortization of deferred financing cost	536	307
Amortization of intangible assets	2,095	34
Amortization of gas purchase contract	78	—
Accretion of asset retirement and sublease obligations	10	—
Gain from sale of marketable securities	(60)	—
Restricted unit compensation expense	230	358
Restricted stock compensation expense	14	—
Stock option compensation expense	720	374
Participation Plan compensation expense	1,607	402
Contribution of treasury shares to 401(k) benefit plan	105	72
Equity in loss (gain) of other equity investee	(3)	5
Gain from sale of property, plant and equipment	(39)	(63)
Non-controlling interest in net income of consolidated subsidiary	3,325	1,309
Unrealized losses (gains) on derivative instruments	(766)	476
Deferred income taxes	770	(41)
Changes in operating assets and liabilities:
Decrease in receivables	19,710	5,096
Decrease in inventories	3,956	4,100
Decrease in prepaid replacement natural gas	6,187	5,925
Decrease (increase) in other current assets	44	(535)
Decrease in accounts payable and accrued liabilities	(5,548)	(4,694)
Increase in other long-term liabilities	225	—
Net cash flow provided by operating activities	39,476	17,373

Cash flows from investing activities:
Starfish acquisition	(41,688)	—
Purchase of marketable securities	(7,437)	(4,277)
Proceeds from the sale of marketable securities	1,634	—
Capital expenditures	(16,000)	(1,629)
Proceeds from sale of assets	39	94
Proceeds on financing lease receivable	—	133
Other	—	3
Net cash used in investing activities	(63,452)	(5,676)

Cash flows from financing activities:
Proceeds from long-term debt	40,000	—
Repayment of long-term debt	—	(42,000)
Payment of deferred financing costs and registration costs	(50)	—
Proceeds from MarkWest Energy Partners’ secondary public offering	—	44,102
Net proceeds from issuance of units of the Partnership	37	—
Distribution to MarkWest Energy Partners’ unitholders	(6,375)	(3,007)
Exercise of stock options	37	1,017
Acquisition of treasury shares	(161)	(36)
Payment of dividends	(808)	(4,802)
Net cash provided by (used in) financing activities	32,680	(4,726)

Net increase in cash and cash equivalents	8,704	6,971
Cash and cash equivalents at beginning of period	12,844	42,144

Cash and cash equivalents at end of period	$21,548	$49,115

The accompanying notes are an integral part of these condensed consolidated financial statements.

	Three Months Ended
	March 31,
	2005	2004
Supplemental cash flow information:
Construction projects in progress obligation	$3,401	$1,199
Cash paid for interest, net of amounts capitalized	$4,147	$1,459

The accompanying notes are an integral part of these condensed consolidated financial statements.

MARKWEST HYDROCARBON, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

1.  Organization

MarkWest Hydrocarbon, Inc. (“MarkWest Hydrocarbon” or the “Company”) manages MarkWest Energy Partners, L.P. (“MarkWest Energy Partners” or the “Partnership”), a publicly-traded master limited partnership engaged in the gathering, processing and transmission of natural gas; the transportation, fractionation and storage of natural gas liquids (“NGLs”); and the gathering and transportation of crude oil.   The Company also markets natural gas and NGLs. MarkWest Hydrocarbon and MarkWest Energy Partners provide services primarily in Appalachia, Michigan, East Texas, Western Oklahoma and other areas of the Southwest.  Through eight acquisitions completed by MarkWest Energy Partners from 2003 through November 2005, the Company has significantly expanded its natural gas activities.

2.  Basis of Presentation

The condensed consolidated financial statements include the accounts of MarkWest Hydrocarbon and its subsidiaries, including MarkWest Energy Partners (collectively “MarkWest Hydrocarbon” or the “Company”). Through consolidation, MarkWest Hydrocarbon has eliminated all significant intercompany accounts and transactions. Equity investments, in which the Company exercises significant influence but does not control and is not the primary beneficiary, are accounted for using the equity method. The Company regularly reviews its investments to determine whether a decline in fair value below the cost basis is other than temporary.  The Company’s accounting policy requires it to evaluate operating losses (if any), credit defaults and other factors that may be indicative of a decrease in value of the investment that may have occurred which is other than temporary.  The primary factors the Company considers in its determination of an impairment that is other than temporary are the length of time that the fair value of the investment is below the Company’s carrying value and the financial condition, operating performance and near-term prospects of the investee. In addition, the Company considers the reason for the decline in fair value, be it general market conditions, industry-specific or investee-specific; and the Company’s intent and ability to hold the investment for a period of time sufficient to allow for a recovery in fair value.  The Company evaluates fair value based on specific information (valuation methodologies, financial statements, estimates of appraisals, etc.). Due to a lack of a public market price for the Company’s current investments, it uses its best estimates and assumptions to arrive at the estimated fair value of such investment. If the decline in fair value is deemed to be other than temporary, the cost basis of the security is written down to fair value.  The Company’s assessment of the foregoing factors involves a high degree of judgment and, accordingly, actual results may differ materially from the Company’s estimates and judgments.

These financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial reporting.  The year-end consolidated balance sheet data was derived from audited financial statements.  In management’s opinion, we have made all adjustments necessary for a fair presentation of the Company’s results of operations, financial position and cash flows for the periods shown.  These adjustments are of a normal recurring nature. In addition to reviewing these condensed consolidated financial statements and accompanying notes, you should also consult the audited financial statements and notes that make up the Company’s December 31, 2004 Annual Report on Form 10-K.  Finally, results for the three months ended March 31, 2005 are not necessarily indicative of results for the full year 2005, or for any other future period.

3.     Recent Accounting Pronouncements

In December 2004, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (“SFAS”) No. 123 (revised 2004), Share-Based Payment (“SFAS 123(R)”).  This statement addresses the accounting for share-based payment transactions in which an enterprise receives employee services in exchange for (a) equity instruments of the enterprise, or (b) liabilities that are based on the fair value of the enterprise’s equity instruments or that may be settled by the issuance of such equity instruments.  SFAS No. 123(R) requires an entity to recognize the grant-date fair-value of stock options and other equity-based compensation issued to employees in the income statement.  The revised Statement generally requires that an entity account for those transactions using the fair-value-based method, and eliminates the intrinsic value method of accounting in Accounting Principles Board Opinion (“APB”) No. 25, Accounting for Stock Issued to Employees, which was permitted under SFAS No. 123, as originally issued.  The revised Statement requires entities to disclose information about the nature of the share-based payment transactions and the effects of those transactions on the financial statements.  SFAS 123(R) is effective for public companies for the first fiscal year beginning after December 15, 2005.  All public companies must use either the modified prospective or the modified retrospective transition method.  On March 29, 2005, the SEC staff issued Staff Accounting Bulletin (“SAB”) No. 107, “Share-Based Payment” to express the views of the staff regarding the interaction between SFAS No. 123(R) and certain SEC rules and regulations and to provide the staff’s views regarding the valuation of share-based payment arrangements for public companies.  The Company will take into consideration the additional guidance provided by SAB 107 in connection with the implementation of SFAS No. 123(R).  The Company has not yet evaluated the impact of the adoption of this pronouncement, which must be adopted in the first quarter of calendar year 2006.

In March 2005, the FASB issued FASB Interpretation (FIN) No. 47, Accounting for Conditional Asset Retirement Obligations, which clarifies the accounting for conditional asset retirement obligations as used in SFAS No. 143, Accounting for Asset Retirement Obligations.  A conditional asset retirement obligation is an unconditional legal obligation to perform an asset retirement activity in which the timing and (or) method of settlement are conditional on a future event that may or may not be within the control of the entity.   An entity is required to recognize a liability for the fair value of a conditional asset retirement obligation under SFAS No. 143 if the fair value of the liability can be reasonably estimated.  FIN 47 permits, but does not require, restatement of interim financial information.  The provisions of FIN 47 are effective for reporting periods ending after December 15, 2005.  The Company has not yet assessed the impact of adopting FIN 47 on its condensed consolidated financial statements.

In May 2005, the FASB issued SFAS No. 154, Accounting Changes and Error Corrections—a replacement of APB Opinion No. 20 and FASB Statement No. 3. SFAS No. 154 replaces Accounting Principles Board Opinion No. 20, Accounting Changes, and SFAS No. 3, Reporting Accounting Changes in Interim Financial Statements, and changes the requirements for the accounting for and reporting of a change in accounting principle. This statement applies to all voluntary changes in accounting principle and also applies to changes required by an accounting pronouncement in the unusual instance that the pronouncement does not include specific transition provisions. The statement is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. The Company will adopt the provisions of SFAS No. 154 beginning in calendar year 2006. Management believes that the adoption of the provisions of SFAS No. 154 will not have a material impact on the Company’s condensed consolidated financial statements.

4.     Stock and Unit Compensation

As permitted under Financial Accounting Standards Statement (SFAS) No. 123, Accounting for Stock-Based Compensation, the Company has elected to continue to measure compensation costs for stock-based and unit-based employee compensation plans as prescribed by Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, as permitted under SFAS No. 123, and SFAS No. 148, Accounting for Stock Based Compensation – Transition and Disclosure.  The Company has two fixed compensation plans and two variable plans, one of which is through our consolidated subsidiary, MarkWest Energy Partners.  The Company accounts for these plans using fixed and variable accounting as appropriate.

Stock options are issued under the Company’s 1996 Stock Incentive Plan and 1996 Non-employee Director Stock Option Plan.  The plans allow for the exercise of stock options using the cashless method, but only at the discretion of the Company.  Under a cashless exercise, the Company withholds those shares that otherwise would be issued upon the exercise of the option, the number of shares with a fair market value equal to the option exercise price and remits the remaining shares to the employees.  Prior to April 2004, the Company did not allow participants to exercise their stock options using the cashless method.  Accordingly, compensation expense was not recognized for stock options granted unless the options were granted at an exercise price less than the quoted market price of the Company on the grant date.  In April 2004, the Company changed its policy to allow participants to exercise their stock options using the cashless method.  Under APB 25, Accounting for Stock Issued to Employees, a fixed stock option plan that permits the use of a cashless exercise becomes variable if a pattern of exercising the stock options using the cashless method is demonstrated.  As a result, in April 2004, the Company was required to account for stock options issued under the plans as variable awards.  Compensation expense for stock options issued as variable awards is measured as the difference in the market value of the Company’s common stock and the exercise price of the stock options.  The difference is amortized into earnings over the period of service, adjusted quarterly for the change in the fair value of the unvested stock options awarded.  Increases or decreases in the market value of the Company’s common stock between April 2004 and the end of each reporting period, resulting in a change in the measure of compensation for vested awards, are reflected currently in operations.   The Company recorded compensation expense for options granted under the plans accounted for as variable awards of $0.7 million for the three months ended March 31, 2005.

During the three months ended March 31, 2005, recipients exercised their options to purchase an aggregate 24,895 of shares of the Company’s common stock.  Recipients exercised options for 19,947 shares using the cashless method, resulting in the net issuance of 12,182 shares of common stock.  During the three months ended March 31, 2004, two officers resigned from the Company.  As the former officers continued to serve on the Company’s Board of Directors, the Company agreed that the individual’s stock options would continue to vest and be exercisable in accordance with the original vesting and exercise provisions.  As a result of the modification to the stock options for these officers, the outstanding stock options are to be accounted for as variable awards, and, as a result, the Company recorded compensation expense of $0.4 million for the three months ended March 31, 2004, measured as the difference in the market value of the Company’s common stock on the date the officers’ status changed and the strike price of the outstanding stock options.  These charges are included in selling, general and administrative expenses.

The Company also issues restricted stock under the Company’s 1996 Stock Incentive Plan and 1996 Non-employee Director Stock Option Plan.  In accordance with APB No. 25, the Company applies fixed accounting for the plan. As a result, since the restricted stock is granted for no consideration, compensation expense is recognized on the date of grant equal to the market price of the Company’s common stock.  The fair value of the stock awarded is amortized into earnings over the period of service.  The restricted stock vests over a stated period.  During the three months ended March 31, 2005, the Company granted 6,973 shares of restricted stock.  The Company recorded compensation expense of less than $0.1 million for the three months ended March 31, 2005.  These charges are included in selling, general and administrative expenses.

The Company has also entered into arrangements with certain directors and employees of the Company.  These arrangements are referred to as the Participation Plan.  Under the Participation Plan, the Company sells subordinated partnership units of the Partnership and interests in the Partnership’s general partner to employees and directors of the Company under a purchase and sale agreement.  In accordance with the provisions of APB No. 25, Accounting for Stock Issued to Employees, and EITF No. 95-16, Accounting for Stock Compensation Arrangements with Employer Loan Features, the Participation Plan is accounted for as a variable plan.  Since the employee and director are 100% vested on the date they purchase the subordinated units or general partner interest, compensation expense for the subordinated units is measured as the difference in the market value of the subordinated Partnership units and the amount paid by those individuals.  Compensation related to the general partner interest is calculated as the difference in the formula value and the amount paid by those individuals.  The formula value is the amount MarkWest Hydrocarbon would have to pay the directors and employees to repurchase the general partners interests and is based on the current market value of the Partnership’s common units and the current quarterly distribution paid by the Partnership.  Increases or decreases in the market value of the subordinated units and the formula value of the general partner interests between the date they are acquired and the end of each reporting period result in a change in the measure of compensation, which is reflected currently in operations.  The Company recorded compensation expense under the Participation Plan of $1.6 million and $0.4 million for the three months ended March 31, 2005 and 2004, respectively.  These charges are included in selling, general and administrative expense.

The Partnership issues restricted units under the MarkWest Energy Partners, L.P. Long-Term Incentive Plan.  A restricted unit is a “phantom” unit that entitles the grantee to receive a common unit upon the vesting of the phantom unit, or, at the discretion of the Compensation Committee, cash equivalent to the market value of a common unit.  In accordance with APB No. 25, the Partnership applies variable accounting for the plan because a phantom unit is an award to an employee entitling the employee to increases in the market value of the Partnership’s units subsequent to the date of grant without issuing units to the employees, similar to a stock appreciation right.  As a result, the Partnership is required to mark to market the awards at the end of each reporting period.  Compensation expense is measured for the phantom unit grants using the market price of MarkWest Energy Partner’s common units on the date the units are granted.  The fair value of the units awarded is amortized into earnings over the period of service, adjusted quarterly for the change in the fair value of the unvested units granted.

The phantom units vest over a stated period.  For certain employees, vesting of Partnership units is accelerated if certain performance measures are met.  The accelerated vesting criteria provisions are based on annualized distribution goals.  If the Partnership’s distributions are at or above the goal for a certain number of consecutive quarters, vesting of the employee’s phantom units is accelerated.  However, the vesting of any phantom units may not occur until at least one year following the date of grant.  The general partner of the Partnership may also elect to accelerate the vesting of outstanding awards, which results in an immediate charge to operations for the unamortized portion of the award.  The Partnership recorded compensation expense under the Long-Term Incentive Plan of $0.2 million and $0.4 million for the three months ended March 31, 2005 and 2004, respectively.

Had compensation cost for the Company’s stock-based compensation plans been determined based on the fair value at the grant dates under those plans consistent with the method prescribed by SFAS No. 123, our net income and net income per share would have been revised to the pro forma amounts listed below:

	Three Months Ended March 31,
	2005	2004
	(in thousands, except per share data)

Net income, as reported	$1,539	$720
Add: compensation expense included in reported net income, net of related tax effect	1,712	1,229
Deduct: total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effect	(1,257)	(898)
Pro forma net income	$1,994	$1,051

Net income per share:
Basic:
As reported	$0.14	$0.07
Pro forma	$0.19	$0.10
Diluted:
As reported	$0.14	$0.07
Pro forma	$0.18	$0.10

5.     Marketable Securities

Marketable securities are classified as available for sale and stated at market, based on the closing price of the securities at the balance sheet date.  Accordingly, unrealized gains or temporary losses are reflected in other comprehensive income, net of applicable income taxes.  For losses that are other than temporary, the cost basis of the securities is written down to fair value and the amount of the write down is reflected in the statement of operations. The Company utilizes a first-in first-out cost basis to compute realized gains and losses.  Realized gains and losses, dividend and interest income, and the amortization of premiums and discounts, are reflected in earnings.

The following are the components of marketable securities (in thousands):

March 31, 2005	Cost Basis	Unrealized gains	Unrealized losses	Recorded Basis
Equity securities:
Master limited partnership unit securities	$5,174	$845	$(6)	$6,013
Equity securities	5,174	845	(6)	6,013
Fixed maturities:
Mortgage backed securities (due after one year through five years)	14,688	—	(157)	14,531
Mortgage backed securities	14,688	—	(157)	14,531
Total marketable securities classified as current	$19,862	$845	$(163)	$20,544

December 31, 2004	Cost Basis	Unrealized gains	Unrealized losses	Recorded Basis
Equity securities:
Master limited partnership units	$5,248	$872	$(19)	$6,101
Equity securities	5,248	872	(19)	6,101
Fixed maturities:
Mortgage backed securities (due after one year through five years),	8,750	10	(46)	8,714
Mortgage backed securities	8,750	10	(46)	8,714
Total marketable securities classified as current	$13,998	$882	$(65)	$14,815

At March 31, 2005, unrealized gains of $0.8 million relate primarily to investments in equity securities of domestic energy partnerships.  Unrealized losses of $0.2 million relate primarily to mortgage backed securities and are primarily attributable to changes in interest rates.  Net unrealized gains on marketable securities of $0.7 million, net of the related tax effect of $0.3 million, are reflected as a component of accumulated other comprehensive loss at March 31, 2005.

At December 31, 2004, unrealized gains of $0.9 million relate primarily to investments in equity securities of domestic energy partnerships.  Unrealized losses of $0.1 million relate primarily to mortgage backed securities and are primarily attributable to changes in interest rates.  Net unrealized gains on marketable securities of $0.8 million, net of the related tax effect of $0.3 million, are reflected as a component of accumulated other comprehensive income at December 31, 2004.

6.     Income Taxes

The Company accounts for income taxes under the asset and liability method pursuant to SFAS No. 109, Accounting for Income Taxes. Under SFAS No. 109, deferred income taxes are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax basis and net operating loss and credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect of any tax rate change on deferred taxes is recognized as income in the period that includes the enactment date of the tax rate change.  Realizability of deferred tax assets is assessed and, if not more likely than not, a valuation allowance is recorded to write down the deferred tax assets to their net realizable value. The Company bases the effective corporate tax rate for interim periods on the estimated annual effective corporate tax rate.  Income tax expense totaled $0.8 million for the first three months of

2005 and an income tax benefit of $0.1 million for the same period in 2004, resulting in effective income tax rates of 33.4% and (8.4)% for each respective period.

7.     MarkWest Energy Partners’ Acquisitions

Starfish Acquisition

On March 31, 2005, MarkWest Energy Partners completed the acquisition of a 50% non-operating membership interest in Starfish Pipeline Company, LLC, (“Starfish”) from an affiliate of Enterprise Products Partners L.P. for $41.7 million.  Starfish is a joint venture with Enbridge Offshore Pipelines LLC, which we account for using the equity method.  Starfish owns the FERC-regulated Stingray natural gas pipeline and the unregulated Triton natural gas gathering system and West Cameron dehydration facility, all located in the Gulf of Mexico and Southwestern Louisiana.

East Texas System Acquisition

On July 30, 2004, MarkWest Energy Partners completed the acquisition of American Central Eastern Texas’ Carthage gathering system located in East Texas (the “East Texas System”) for approximately $240.7 million.  The Company’s condensed consolidated financial statements include American Central Eastern Texas’ results of operations from July 30, 2004.  The assets acquired consist of gathering systems, compressor stations and a processing facility currently under construction, as well as an NGL pipeline being constructed in 2005.

The total adjusted purchase price was $240.7 million, and was allocated as follows (in thousands):

Acquisition costs:
Cash consideration	$240,269
Direct acquisition costs	457
Total	$240,726

Allocation of acquisition costs:
Customer contracts	$165,379
Property, plant and equipment	76,012
Inventory	65
Imbalance payable	(337)
Property taxes payable	(393)
Total	$240,726

Pro Forma Results of Operations (unaudited)

The following table reflects the unaudited pro forma consolidated results of operations for the comparable period presented, as though the East Texas and Starfish acquisitions had occurred on January 1, 2004.  The unaudited pro forma results have been prepared for comparative purposes only and may not be indicative of future results.

	Three Months Ended March 31, 2005
	MarkWest Hydrocarbon	Starfish	Adjustments(1)	Total
	(in thousands, except per share data)
Revenue	$138,353	$—	$—	$138,353
Net income	$1,539	$984	$(1,002)	$1,521
Basic net income per share	$0.14			$0.14
Diluted net income per share	$0.14			$0.14

	Three Months Ended March 31, 2004
	MarkWest Hydrocarbon	East Texas	Starfish	Adjustments(1)	Total
	(in thousands, except per share data)
Revenue	$93,700	$7,857	$—	$—	$101,557
Net income	$720	$3,859	$1,074	$(5,267)	$386
Basic net income per share	$0.07				$0.04
Diluted net income per share	$0.07				$0.04

(1)           Adjustments primarily for amortization and financing costs.

8.     Related Party Transactions

Through the Company’s wholly owned subsidiary, Matrex, LLC, the Company holds interests in certain exploration and production assets in which MAK-J Energy Partners Ltd. (“MAK-J”) also owns interests.  The general partner of MAK-J is a corporation owned and controlled by the Company’s former President and Chief Executive Officer and current Chairman of the Board of Directors.  Two former officers, both of whom left the Company during 2003, were limited partners in MAK-J.  Both parties are participants in joint operating agreements involving other third parties.  Matrex, LLC, was sold by the Company in October 2005.

The Company has receivables due from MAK-J, representing its share of operating and capital costs generated in the normal course of business, of $0.1 million and less than $0.1 million as of March 31, 2005 and December 31, 2004, respectively. The Company also has payables to MAK-J, representing its share of revenues generated in the normal course of business, of less than $0.1 million as of both March 31, 2005 and December 31, 2004.

9.     Asset Retirement Obligations

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

The Partnership reviewed current laws and regulations governing obligations for asset retirements as well as leases.  Based on that review, the Partnership identified certain land leases in East Texas that contain provisions requiring the Partnership to return the land to its original condition upon the termination of the lease.  Based on the review of the leases, the Partnership recorded an asset retirement obligation of $0.4 million during the year ended December 31, 2004, using an estimated average term of the leases of 25 years.  Accretion expense for the three months ended March 31, 2005 was less than $0.1 million.  At March 31, 2005, the asset retirement obligation was $0.4 million.

In accordance with SFAS No. 143, the Partnership has identified certain assets that have an indeterminate life, and thus a future retirement obligation is not determinable.  These assets include certain pipelines and processing plants.  A liability for these asset retirement obligations will be recorded when a fair value is determinable.

The asset retirement obligation associated with the Partnership’s remaining facilities was insignificant and was not recognized in the financial statements.

In October 2003, the Board of Directors of the Company’s general partner approved a plan to shut down the Partnership’s existing Cobb processing facility and construct a replacement facility. Construction of the new facility was completed in the first quarter of 2005.  During the fourth quarter of 2003, the Partnership estimated the amount of the asset retirement obligation associated with the decommissioning and dismantlement of the old Cobb facility to be $0.5 million and, accordingly, the Partnership recorded a related current liability.  The Partnership expects to complete the decompressing and dismantelment of the old Cobb facility in the fourth quarter of 2005.  At March 31, 2005, the asset retirement obligation was $0.5 million.

At March 31, 2005 and 2004, there were no assets legally restricted for purposes of settling asset retirement obligations.

The following is a reconciliation of the Company’s asset retirement obligation activity for the three months ended March 31, 2005 (in thousands):

Asset retirement obligation as of December 31, 2004	$892
Accretion	9
Asset retirement obligation as of March 31, 2005	$901

Current	$450
Long-term	451
Asset retirement obligation	$901

10.  Property, Plant and Equipment

Property, plant and equipment consists of:

	March 31,	December 31,
	2005	2004
	(in thousands)
Property, plant and equipment:
Gas gathering facilities	$179,771	$160,763
Gas processing plants	58,499	56,239
Fractionation and storage facilities	22,721	22,112
Natural gas pipelines	38,167	38,167
Crude oil pipelines	19,447	18,499
NGL transportation facilities	4,381	4,381
Land, buildings and other equipment	9,683	9,418
Furniture, office equipment and other	3,985	4,113
Construction in progress	21,202	28,944
	357,856	342,636
Less: Accumulated depreciation	(63,976)	(59,443)
Total property, plant and equipment, net	$293,880	$283,193

For the three months ended March 31, 2005 and 2004, we capitalized interest on construction in progress, including amortization of deferred financing costs, of $0.6 million and less than $0.1 million, respectively.

11.  Dividends to Shareholders

On April 28, 2005, the Company’s Board of Directors declared a quarterly cash dividend of $0.10 per share, an increase of $0.075 per share from the same period of 2004, payable on May 23, 2005 to the stockholders of record as of the close of business on May 16, 2005.  The ex-dividend date was May 12, 2005.   The Board continues to support its objective of maintaining a regular quarterly dividend, but cautions that any such future declaration will be dependent upon the Company’s financial performance.

12.  Segment Information

Our operations are classified into two reportable segments:

(1)   MarkWest Energy Partners—The Partnership is engaged in the gathering, processing and transmission of natural gas; the transportation, fractionation and storage of natural gas liquids; and the gathering and transportation of crude oil.

(2)   MarkWest Hydrocarbon Standalone—The Standalone Company sells its equity and third-party NGLs, purchases third-party natural gas and sells its equity and third-party natural gas.  Since February 2004, the Standalone Company is also engaged in the wholesale marketing of propane. MarkWest Hydrocarbon Standalone operates MarkWest Energy Partners, a publicly-traded limited partnership.

The accounting policies the Company applies in the preparation of business segment information are generally the same as those described in Note 2 to the Consolidated Financial Statements in our December 31, 2004, Annual Report on Form 10-K, except that certain items below the “Income before non-controlling interest in net income of consolidated subsidiary and income taxes” line are not allocated to business segments as they are not considered by management in its evaluation of business unit performance.

The table below presents information about income before non-controlling interest in net income of consolidated subsidiary and income taxes for the reported segments for the three months ended March 31, 2005 and 2004. Selling, general and administrative expenses are allocated to the segments based on direct expenses incurred by the segments or allocated based on the percent of time that employees devote to the segment in accordance with the Partnership’s services agreement with the Company.

	MarkWest Hydrocarbon Standalone	MarkWest Energy Partners	Eliminating Entries	Total
	(in thousands)
Three Months Ended March 31, 2005:
Revenues	$64,521	$89,637	$(15,805)	$138,353
Purchased product costs	53,821	60,785	(9,907)	104,699
Facility expenses	5,827	9,331	(5,898)	9,260
Selling, general and administrative expenses	3,463	4,639	—	8,102
Depreciation	415	4,326	—	4,741
Amortization of intangible assets	—	2,095	—	2,095
Accretion of asset retirement and sublease obligations	—	10	—	10
Income from operations	995	8,451	—	9,446

Interest income	182	67	—	249
Interest expense	(30)	(3,674)	—	(3,704)
Amortization of deferred financing costs (a component of interest expense)	(61)	(475)	—	(536)
Dividend income	92	—	—	92
Other income (expense)	191	(104)	—	87
Income before non-controlling interest in net income of consolidated subsidiary and income taxes	$1,369	$4,265	$—	$5,634
March 31, 2005:
Cash, cash equivalents and restricted cash	$21,364	$15,184	$—	$36,548
Marketable securities	20,544	—	—	20,544
Current assets	64,915	51,231	—	116,146
Current liabilities	17,840	54,611	—	72,451
Total assets	70,541	557,828	—	628,369
Total debt	—	265,000	—	265,000

Three Months Ended March 31, 2004:
Revenues	$44,392	$63,825	$(14,517)	$93,700
Purchased product costs	35,851	47,853	(8,216)	75,488
Facility expenses	6,097	6,290	(6,301)	6,086
Selling, general and administrative expenses	2,416	2,898	—	5,314
Depreciation	383	3,145	—	3,528
Amortization of intangible assets	—	34	—	34
Income (loss) from operations	(355)	3,605	—	3,250

Interest income	128	7	—	135
Interest expense	(1)	(1,129)	—	(1,130)
Amortization of deferred financing cost (a component of interest expense)	1	(308)	—	(307)
Other income (expense)	39	(14)	—	25
Income (loss) before non-controlling interest in net income of consolidated subsidiary and income taxes	$(188)	$2,161	$—	$1,973
March 31, 2004:
Cash, cash equivalents and restricted cash	$37,899	$11,216	$—	$49,115
Marketable securities	4,430	—	—	4,430
Current assets	55,920	27,610	—	83,530
Current liabilities	14,360	23,512	—	37,872
Total assets	59,759	214,992	—	274,751
Total debt	—	84,200	—	84,200

13.  Commitments and Contingencies

Legal

The Company and several of its affiliates were served earlier this year with two lawsuits presently under the jurisdiction of the U.S. District Court for the Eastern District of Kentucky, Pikeville Division, and in early November 2005, were served with an additional lawsuit filed in Floyd County Circuit Court, Kentucky, adding five new claimants, essentially alleging the same facts and claims as the earlier two suits.  These suits are for third-party claims of property and personal injury damages sustained as a consequence of a NGL pipeline leak and an ensuing explosion and fire that occurred on November 8, 2004 from a natural gas pipeline, owned by an unrelated business entity, and leased and operated by the Partnership’s subsidiary, MarkWest Energy Appalachia, LLC.  The pipeline transports NGLs from the Maytown gas processing plant to the Partnership’s Siloam fractionator. An ignition and fire from the leaked vapors resulted in property damage to five homes and injuries to some of the residents.  The cause of the pipeline split, resulting leak, explosion, and fire is being investigated by the pipeline owner, the U.S. Department of Transportation, Office of Pipeline Safety (“OPS”), and the Partnership.

The Company and the Partnership have timely notified their general liability insurance carriers of the incident and of the filed Kentucky actions and are coordinating the defense of these third-party lawsuits with the insurers.  At this time, the Company and the Partnership believe that they have adequate general liability insurance coverage for third-party property damage and personal injury liability resulting from the incident.  To date, the Company and the Partnership have settled with several of the claimants for third-party property damage claims (damage to residences and personal property) related to this incident, in addition to reaching settlement for some of the personal injury claims related to the pipeline explosion and fire.  These settlements have been paid for or reimbursed under the Partnership’s general liability insurance.  As a result, the Company has not provided for a loss contingency.

Pursuant to OPS regulation mandates and to a Corrective Action Order issued by the OPS immediately after the incident, pipeline and valve integrity evaluation, testing, and repair efforts were required and conducted on the affected pipeline segment before service could be resumed.  Partial return to service of the affected pipeline occurred in October 2005.  The Company and the Partnership have filed an independent action against their All-Risk Property and Business Interruption insurance carriers as a result of their refusal to honor their insurance coverage obligation for providing the Company and the Partnership insurance payments for certain expenses.  These expenses related to the Partnership’s internal expenses and costs incurred for damage to, and loss of use of, the pipeline, equipment, products, the extra transportation costs incurred for transporting the liquids while the pipeline was out of service, the reduced volumes of liquids that could be processed, and the costs of complying with the OPS Corrective Action Order (hydrostatic testing, repair/replacement and other pipeline integrity assurance measures).  These expenses and costs have been expensed as incurred and any potential recovery from the All-Risks Property and Business Interruption insurance carriers will be treated as “other income” if they are received.  The Company has not provided for a receivable related to these claims because of the uncertainty as to whether and how much the Partnership will ultimately recover under the All-Risks Property and Business Interruption insurance policies.  The Company and the Partnership have also asserted that the costs associated with such testing, replacement and repair are also subject to an equitable sharing arrangement with the owner of the pipeline, pursuant to the terms of the pipeline lease agreement.

The Company has also been involved in a lawsuit captioned Ross Bros. Construction v. MarkWest Hydrocarbon, Inc., (U.S. District Court Eastern District of Kentucky, Ashland Division, Civ. Action No. 01-CV-205).  This lawsuit involved the construction of the Siloam, Kentucky plant and a dispute as to the monetary value of additional work beyond the contract’s lump sum price performed by the contractor.  This lawsuit involved a claim of approximately $0.7 million in extra costs.  The Company was recently granted Summary Judgment on its defense asserting accord and satisfaction.  In August 2005, Plaintiffs filed an appeal of the Summary Judgment to the U.S. Court of Appeals for the 6th Circuit.  The Company believes that while it is not able to predict the ultimate outcome of this matter, based on the Court’s discussion on the grant of the summary judgment and denial of Ross Brothers’

motion for reconsideration, it is probable that the Company will prevail in the appeal. As a result, the Company has not provided for a loss contingency.

The Company has also been involved in an arbitration proceeding captioned Kevin Stowe and Scott Daves v. MarkWest Hydrocarbon, Inc., Arbitration, Denver, Colorado, 2005.  Claimants filed an arbitration proceeding against the Company seeking further payments out of a dispute and settlement over interests in certain natural gas wells in Colorado.  The Company had transferred, via a purchase and sale agreement, any liability for any payments out of the settlement it had reached with claimants to a third-party in the sale of certain of the Company’s oil and gas property interests.  The Company has been in communication with the third-party purchaser ,and the third-party purchaser has admitted it has those liabilities under the purchase and sale agreement, and the Company does not believe there are material liabilities associated with this claim.  As a result, the Company has not provided for a loss contingency.

In September 2005, a lawsuit was served on the Partnership’s subsidiary, MarkWest Pinnacle, L.P., filed in the District Court of Midland, Texas, 285th Judicial District, alleging breach of contract, fraud and breach of implied duty of good faith with respect to a dispute on volumes of gas purchased by the Partnership under a gas purchase agreement.  Under the gas purchase agreement, MarkWest Energy Partners paid the Plaintiff based on volumes of gas measured at the wellhead (delivery point).  Plaintiff claims that it is entitled to a prorated portion of any system gain, that is to be paid for more gas than it actually sold and delivered to the Partnership.  MarkWest Energy Partners has filed an Answer to the Complaint, denying Plaintiff’s allegations and has asserted a counter-claim for declaratory judgment on the contract terms as being clear and unambiguous as to payment being limited to those volumes measured at the wellhead, that Plaintiff’s claims are without merit, and that the Partnership also may have overpaid Plaintiff based on, among other things, the wet versus dry Btu measurements.  Discovery has not yet begun and, at this time, the Partnership is not able to predict the ultimate outcome of this matter.  As a result, the Partnership has not provided for a loss contingency.

In the ordinary course of business, the Company is a party to various other legal actions.  In the opinion of management, none of these actions, either individually or in the aggregate, will have a material adverse effect on the Company’s financial condition, liquidity, or results of operations.

Lease Obligations

The Company has various non-cancelable operating lease agreements for equipment and office space expiring at various times through fiscal 2015. The Company’s minimum future lease payments under these operating leases as of March 31, 2005 are as follows (in thousands):

2005	$3,317
2006	3,345
2007	2,043
2008	1,459
2009	1,377
2010 and thereafter	826
Total	$12,367

The Company also has a commitment to purchase equipment of $3.6 million at March 31, 2005.

14.          Subsequent Event – Javelina

On November 1, 2005, MarkWest Energy Partners completed the acquisition of 100% of the interests in the Javelina gas processing and fractionation facility, and related pipeline facilities located in Corpus Christi, Texas, from El Paso Corporation, Kerr-McGee Corporation, and Valero Energy Corporation for approximately $355.0 million (the “Javelina Acquisition”) plus working capital of approximately $45.0 million.

The gas processing facility was constructed in 1989 to process off-gas from six refineries in the Corpus Christi area, recovering up to 28,000 barrels per day of natural gas liquids, as well as hydrogen.  The Javelina facility currently processes 125 to 130 MMcf/d of inlet gas.

MarkWest Energy Partners financed the Javelina acquisition through borrowing under its amended and restated credit agreement as more thoroughly discussed in Note 15 below.  The amended and restated credit agreement provided for a $100.0 million revolving credit facility and a $400.0 million term loan.  In addition to financing the acquisition, proceeds were used to retire the outstanding debt and provide for future liquidity requirements of the Partnership.  The loans mature on October 31, 2006.  The Partnership intends to refinance the debt incurred to complete the Javelina acquisition, as well as its growth capital projects, with a combination of private and public equity and long-term debt over the next several months.  Permanent capital will be issued in amounts designed to bring the Partnership’s capital structure in line with its stated goal of less than 50% debt.

On November 9, 2005, the Partnership completed a private placement of 1,644,065 common units.  The units were issued at a purchase price of $44.21 per unit, raising approximately $74.0 million, including the general partner’s contribution.  Proceeds from the equity placement were used to reduce borrowing under the revolver and to reduce the size of the term loan.

15.          Subsequent Event –Debt

In October 2004, the Company entered into a $25.0 million senior credit facility with a term of one year.  The $25.0 million revolving facility has a variable interest rate based on the base rate, which is equal to the higher of a) the Federal Funds Rate plus ½ of 1%, and b) the rate of interest in effect for such day as publicly announced from time to time by the Administrative Agent as its prime rate, plus the applicable rate, which is based on a utilization percentage.  In October and November 2005, the Company entered into the first and second amendment to the credit agreement.  The first amendment extended the term of the original agreement to November 15, 2005.  The second amendment reduced the lending amount from $25.0 million to $16.0 million, of which $6.0 million of availability is committed to a letter of credit, leaving $10.0 million available for revolving loans.  The second amendment also extended the term of the revolving credit to December 30, 2005.  If the revolving credit is converted into a term loan, the term will be extended to December 29, 2006.

In connection with the credit facility, the Company is subject to a number of restrictions on its business, including restrictions on its ability to grant liens on assets; merge, consolidate or sell assets; incur indebtedness; make acquisitions; engage in other businesses; enter into operating leases; enter into certain swap contracts; engage in transactions with affiliates; make dispositions; make restricted payments, distributions and redemptions and other usual and customary covenants.  As of March 31, 2005, the Company had no outstanding borrowings from the credit facility.  At November 15, 2005, the Company had a borrowing capacity of $10.0 million.  The credit facility also contains covenants requiring the Company to maintain a minimum net worth of $40.0 million plus 50% of proceeds of equity issued subsequent to October 25, 2004.

MarkWest Energy Partners

On November 1, 2005, the Partnership entered into the fourth amended and restated credit agreement (“Partnership Credit Facility”), which provides for a maximum lending limit of  $500.0 million for a term of one year.  The credit facility includes a revolving facility of $100.0 million and a $400.0 million term loan.  The credit facility is guaranteed by the Partnership and all of the Partnership’s subsidiaries and is collateralized by substantially all of the Partnership’s assets and those of its subsidiaries.  The borrowings under the credit facility bear interest at a variable interest rate plus basis points that correspond to the ratio of the Partnership’s Consolidated Senior Debt (as defined in the Partnership Credit Facility) to Consolidated EBITDA (as defined in the Partnership Credit Facility), ranging from 1.25% to 2.00% for Base Rate loans, and 2.25% to 3.00% for Eurodollar Rate loans.  The basis points will increase by 0.25% in May 2006 and August 2006, for a total increase of 0.50%.  Borrowings under the Partnership Credit Facility were used to finance, in part, the Javelina acquisition discussed in Note 14 above.

Under the provisions of the Partnership Credit Facility, the Partnership is subject to a number of restrictions on its business, including restrictions on its ability to grant liens on assets; make or own certain investments; enter into any swap contracts other than in the ordinary course of business; merge, consolidate or sell assets; incur indebtedness (other than subordinated indebtedness); make distributions on equity investments; declare or make, directly or indirectly, any restricted payments.

The Partnership Credit Facility also contains covenants requiring the Partnership to maintain:

•      a ratio of not less than 2.00 to 1.00 of consolidated EBITDA to consolidated interest expense for any fiscal quarter-end through and including March 31, 2006 and 3.00 to 1.00 for any fiscal quarter-end thereafter;

•      a ratio of not more than 7.00 to 1.00 of total consolidated debt to consolidated EBITDA for any fiscal quarter-end through and including March 31, 2006 and 5.00 to 1.00 for any fiscal quarter-end thereafter;

•      a ratio of not more than 5.00 to 1.00 of Consolidated senior debt to consolidated EBITDA for any fiscal quarter-end through and including March 31, 2006 and 3.50 to 1.00 for any fiscal quarter-end thereafter; and

•      a minimum net worth of $200.0 million plus 50% of proceeds from partnership interests.

These covenants are used to calculate the available borrowing capacity on a quarterly basis.  The Partnership incurs a commitment fee on the unused portion of the credit facility at 50.0 basis points based upon the ratio of Consolidated Senior Debt (as defined in the Partnership Credit Facility) to Consolidated EBITDA (as defined in the Partnership Credit Facility).  The Partnership Credit Facility matures on October 31, 2006.  At that time, the Partnership Credit Facility terminates and all outstanding amounts thereunder are due and payable.

Item 2.   Management’s Discussion and Analysis of Financial Condition and Results of Operations

Management’s Discussion and Analysis (“MD&A”) contains statements that are forward-looking.  These statements are based on current expectations and assumptions that are subject to risks and uncertainties.  Actual results could differ materially from those expressed or implied in the forward-looking statements.

Management Overview of the Quarter Ended March 31, 2005

The Company reported net income of $1.5 million, or $0.14 per diluted share for the three months ended March 31, 2005, compared to net income of $0.7 million, or $0.07 per diluted share for the first quarter of 2004.

MarkWest Hydrocarbon Standalone Results

Income from continuing operations before non-controlling interest in net income of consolidated subsidiary and income taxes was $1.4 million for the three months ended March 31, 2005, compared to a loss from continuing operations before non-controlling interest in net income of consolidated subsidiary and income taxes of $0.2 million for the corresponding quarter of 2004.  The increase is primarily due to a decrease in hedge losses realized in the first quarter of 2005 of $0.3 million compared to $2.2 million in the first quarter of 2004.  The loss in 2004 was the result of an unfavorable hedging program that settled in April 2004.  This was offset in part by an increase in selling, general and administrative expenses as a result of additional compensation expense of $0.8 million recognized under the Company’s Participation Plan and the 1996 Stock Incentive Plan and 1996 Non-employee Director Stock Option Plan.

MarkWest Hydrocarbon’s Standalone primary source of growth is from the marketing of natural gas and NGLs, as well as quarterly distributions received from MarkWest Energy Partners.  The Company owns 89% of the general partner of MarkWest Energy Partners.  The general partner of MarkWest Energy Partners owns the 2% general partner interest and all of the incentive distribution rights.  The incentive distribution rights entitle the Company to receive an increasing percentage of cash distributed by the Partnership as certain target distribution levels are reached.  For the three months ended March 31, 2005, the Company received $1.9 million in distributions for its subordinated units, and the general partner received $1.0 million, including $0.8 million representing payments on incentive distribution rights.  For the three months ended March 31, 2004, the Company received $2.0 in distributions for its subordinated units, and the general partner received $0.3 million, including $0.2 representing payments on incentive distribution rights.

MarkWest Energy Partners Results

The increase in the first quarter income from continuing operations before non-controlling interest in net income of consolidated subsidiary and income taxes of $2.1 million over the comparable period in 2004 is primarily attributable to the contribution of the East Texas system acquisition from July 2004.  This acquisition increased operating income by approximately $5.3 million compared to the three months ended March 31, 2004.  Operating income before selling, general, and administrative expenses from MarkWest Energy Partners’ Oklahoma segment also increased by $2.7 million as a result of higher volumes and processing margins.  This was offset somewhat by an increase in interest expense and amortization of deferred financing costs of $2.7 million due to an increase in debt levels and financing costs, resulting from the Partnership’s 2004 acquisitions.  MarkWest Energy Partners was also impacted by a decrease in operating income contributed by its Appalachia and Michigan segments, primarily as a result of reduced volumes as well as an increase in transportation costs and pipeline testing, repair and improvements costs incurred as a result of the November 2004 pipeline failure and resulting fire and explosion that occurred on a section of one of the Partnership’s leased pipelines in Appalachia.  Testing and repair of the Appalachia pipeline commenced in the first quarter of 2005 and will continue through the fourth quarter of 2005.  The Partnership’s current estimate is that the full cost of pipeline testing, repair and improvements will be approximately $5.5 million, of which approximately $1.3 million will be capitalized.  Through September 30, 2005, the Partnership has incurred pipeline testing, refurbishment and replacement costs of approximately $5.1 million, of which $1.3 million has been capitalized.  First quarter testing and repair costs incurred were $0.2 million, and second quarter costs were approximately $1.5 million.  Increased transportation costs have been approximately $0.6 million per quarter.  The Partnership is seeking recovery under its business interruption insurance and has asserted that the costs associated with such testing, repairs and improvements are subject to a sharing arrangement with the owner of the pipeline pursuant to the terms of the pipeline lease agreement. These expenses and costs have been expensed as incurred and any potential recovery from the All-Risks Property and Business Interruption insurance carriers will be treated as “other income” if they are received.

Selling, general and administrative expenses also increased by $2.8 million over the comparable period in 2004 as a result of costs of Sarbanes-Oxley implementation and additional compensation of $0.7 million expense recognized under the Company’s Participation Plan.

On March 31, 2005, MarkWest Energy Partners acquired a 50% non-operating membership interest in Starfish Pipeline Company, LLC, from an affiliate of Enterprise Products Partners, L.P. for $41.7 million.  Starfish owns the FERC-regulated Stingray natural gas pipeline and the unregulated Triton natural gas gathering system and West Cameron dehydration facility, all located in the Gulf of Mexico and Southwestern Louisiana.  The acquisition was financed through the Partnership’s existing credit facility.

Cash Dividend

On April 28, 2005, our Board of Directors declared a quarterly cash dividend of $0.10 per share, an increase of $0.075 per share from the same period of 2004, payable on May 23, 2005 to the stockholders of record as of the close of business on May 16, 2005.  The ex-dividend date is May 12, 2005.   The Board continues to support its objective of maintaining a regular quarterly dividend, but cautions that any such future declaration will be dependent upon our financial performance.

Our Business

We were founded in 1988 as a partnership and later incorporated in Delaware.  We completed our initial public offering in 1996.

We are an energy company primarily focused on increasing shareholder value by growing MarkWest Energy Partners, our consolidated subsidiary and a publicly-traded master limited partnership engaged in the gathering, processing and transmission of natural gas; the transportation, fractionation and storage of natural gas liquids; and the gathering and transportation of crude oil. We also market natural gas and natural gas liquids (NGLs). We discontinued our exploration and production activities in 2003.

Our assets consist primarily of partnership interests in MarkWest Energy Partners.  As of March 31, 2005, our partnership interests consisted of the following:

•      2,469,496 subordinated units, representing a 23% limited partner interest in the Partnership; and

•      An 89% ownership interest in MarkWest Energy GP, L.L.C., the general partner of the Partnership, which owns a 2% general partner interest and all of the incentive distribution rights in the Partnership.

To better understand our business and the results of operations discussed below, it is important to have an understanding of three factors:

•      The nature of our relationship with MarkWest Energy Partners;

•      The nature of the contracts from which we derive our revenues and from which MarkWest Energy Partners derives its revenues; and

•      The lack of comparability within our results of operations across periods because of MarkWest Energy Partners’ significant and recent acquisition activity.

Our Relationship with MarkWest Energy Partners

We spun off the majority of our then-existing natural gas gathering and processing and NGL transportation, fractionation and storage assets into MarkWest Energy Partners in May 2002, just before the Partnership completed its initial public offering. At the time of its formation and initial public offering, we entered into four contracts with MarkWest Energy Partners whereby MarkWest Energy Partners provides midstream services in Appalachia for a fee. Additionally, MarkWest Energy Partners receives 100% of all fee and percent-of-proceeds consideration for the first 10 MMcf/d that it gathers and processes in Michigan. MarkWest Hydrocarbon retains a 70% net profits interest in the gathering and processing income earned on quarterly pipeline throughput in excess of 10 MMcf/d. In accordance with generally accepted accounting principles, MarkWest Energy Partners’ financial results are included in our condensed consolidated financial statements.  All intercompany accounts and transactions are eliminated during consolidation. You should read Note 12 to our Condensed Consolidated Financial Statements, appearing earlier in this Form 10-Q, for further information regarding our two business segments: (i) MarkWest Energy Partners and (ii) MarkWest Hydrocarbon Standalone.

As a result of our contracts with MarkWest Energy Partners mentioned above, we accounted for 18% of the Partnership’s revenues and 23% of its net operating margin (a non-GAAP financial measure) for the three months ended March 31, 2005. This represents a decrease from the year ended December 31, 2004, during which MarkWest Hydrocarbon Standalone accounted for 20% of the Partnership’s revenues and 33% of its net operating margin (a non-GAAP financial measure).  We expect to account for less of MarkWest Energy Partners’ business in the future as it continues to acquire assets and increase its customer and business diversification.

Also, at the time of the initial public offering, we entered into an Omnibus Agreement with MarkWest Energy Partners and related parties that govern potential competition and indemnification obligations among the parties.

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

Our Contracts

Excluding the revenues and net operating margin (a non-GAAP financial measure) derived from MarkWest Energy Partners, we generate the majority of our revenues and net operating margin (a non-GAAP financial measure) from the marketing of NGLs and, to a lesser extent, natural gas. As compensation for providing processing services to our Appalachian producers (we have since outsourced these services to MarkWest Energy Partners as discussed below), we earn a fee and receive title to the NGLs produced. In return, we are required to replace, in dry natural gas, the Btu value of the NGLs extracted. This Btu replacement obligation is referred to in the industry as a “keep-whole” arrangement. In keep-whole arrangements, our principal cost is the replacement of the Btus extracted from the gas stream in the form of NGLs or consumed as fuel during processing with dry gas of an equivalent Btu content. The spread between the NGL product sales price and the purchase price of natural gas with an equivalent Btu content is called the “frac spread.” Generally, the frac spread and, consequently, the net operating margins, (non-GAAP financial measure) are positive under these contracts. In the event natural gas becomes more expensive on a Btu equivalent basis than NGL products, the cost of keeping the producer “whole” results in operating losses.

At the closing of MarkWest Energy Partners’ initial public offering on May 24, 2002, we outsourced our midstream services to the Partnership. Pursuant to the terms of the operating agreements, we retained all the benefits and associated risks of our keep-whole contracts with producers. Our NGL and gas marketing operations were retained by us and not contributed to MarkWest Energy Partners.

Our keep-whole contracts expose us to commodity price risk, both on the sales side (of NGLs) and on the purchase side (of natural gas), which may increase the volatility of our marketing results and cash flows. We attempt to mitigate our commodity price risk through our hedging program.  You should read Item 3, “Quantitative and Qualitative Disclosures about Market Risk” for further details about our commodity price risk management program.

MarkWest Energy Partners’ Contracts

The Partnership generates the majority of its revenues and net operating margin from natural gas gathering, processing and transmission, NGL transportation, fractionation and storage, and crude oil gathering and transportation. While all of these services constitute midstream energy operations, the Partnership provides its services pursuant to the following five different types of contracts.

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

•      Percent-of-proceeds contracts.  Under percent-of-proceeds contracts, MarkWest Energy Partners generally gathers and processes natural gas on behalf of producers, sells the resulting residue gas and NGLs at market prices and remits to producers an agreed-upon percentage of the proceeds based on an index price. In other cases, instead of remitting cash payments to the producer, the Partnership delivers an agreed-upon percentage of the residue gas and NGLs to the producer and sells the volumes it keeps to third parties at market prices. Under these types of contracts, MarkWest Energy Partners’ revenues and net operating margins increase as natural gas prices and NGL prices increase, and its revenues and net operating margins decrease as natural gas prices and NGL prices decrease.

•      Percent-of-index contracts.  Under percent-of-index contracts, the Partnership generally purchases natural gas at either (1) a percentage discount to a specified index price, (2) a specified index price less a fixed amount or (3) a percentage discount to a specified index price less an additional fixed amount. MarkWest Energy Partners then gathers and delivers the natural gas to pipelines where it resells the natural gas at the index price, or at a different percentage discount to the index price. With respect to (1) and (3) above, the net operating margins the Partnership realizes under the arrangements decrease in periods of low natural gas prices because these net operating margins are based on a percentage of the index price. Conversely, MarkWest Energy Partners’ net operating margins increase during periods of high natural gas prices.

•      Keep-whole contracts.  Under keep-whole contracts, the Partnership gathers natural gas from the producer, processes the natural gas and sells the resulting NGLs to third parties at market prices. Because the extraction of the NGLs from the natural gas during processing reduces the Btu content of the natural gas, MarkWest Energy Partners must either purchase natural gas at market prices for return to producers or make cash payment to the producers equal to the value of this natural gas. Accordingly, under these arrangements, the Partnership’s revenues and net operating margins increase as the price of NGLs increases relative to the price of natural gas, and its revenues and net operating margins decrease as the price of natural gas increases relative to the price of NGLs.

•      Other Gathering Arrangements.  Under these contracts, the Partnerships gather volumes under contracts with fee arrangements, which are unique to each system.  These contracts typically contain one or more of the following revenue components:

•      Fixed gathering and compression fees.  Typically, gathering and compression fees are comprised of a fixed-fee portion in which producers pay a fixed rate per unit to transport their natural gas through the gathering system.  Under the majority of these arrangements, fees are adjusted annually based on the Consumer Price Index.

•      Settlement margin.  Typically, the terms of the Partnership’s gathering arrangements specify that they are allowed to retain a fixed percentage of the volume gathered to cover the compression fuel charges and deemed line losses.  To the extent the gathering system is operated more efficiently than specified per contract allowance, the Partnership is entitled to retain the difference for its own account.

•      Condensate sales.  During the gathering process, thermodynamic forces contribute to changes in operating conditions of the natural gas flowing through the pipeline infrastructure.  As a result, hydrocarbon dew points are reached, causing condensation of hydrocarbons in the high-pressure pipelines.  The Partnership sells 100% of the condensate collected in the system at a monthly crude-oil index-based price and it retains the proceeds.

In its current areas of operations, MarkWest Energy Partners has a combination of contract types and a limited number of keep-whole arrangements.  In many cases, the Partnership provides services under contracts that contain a combination of more than one of the arrangements described above.  The terms of the Partnership’s contracts vary based on gas quality conditions, the competitive environment at the time the contracts are signed, and customer requirements.  The Partnership’s contract mix and, accordingly, our exposure to natural gas and NGL prices, may change as a result of changes in producer preferences, the Partnership’s expansion in regions where some types of contracts are more common, and other market factors.  Any change in mix will impact our financial results.

                At March 31, 2005, MarkWest Energy Partners’ primary exposure to keep-whole contracts was limited to its Arapaho (Oklahoma) processing plant and its East Texas processing contracts.  At the Arapaho plant inlet, the Btu content of the natural gas meets the downstream pipeline specification; however, the Partnership has the option of extracting NGLs when the processing margin environment is favorable.  In addition, approximately half, as measured in volumes, of the related gas gathering contracts include additional fees to cover plant operating costs, fuel costs and shrinkage costs in a low-processing-margin environment.  Because of the Partnership’s ability to operate the plant in several recovery modes, including turning it off, coupled with the additional fees provided for in the gas gathering contracts, the Partnership’s overall keep-whole contract exposure is limited to a portion of the operating costs of the plant.  In East Texas, approximately 18% of the inlet volume is processed pursuant to keep-whole contracts.

Management evaluates contract performance on the basis of net operating margin (a non-GAAP financial measure), which is defined as income (loss) from operations, excluding facility cost, selling, general and administrative expense, depreciation, amortization, impairments and accretion of asset retirement.  These charges have been excluded for the purpose of enhancing the understanding by both management and investors of the underlying baseline operating performance of our contractual arrangements, which management uses to evaluate our financial performance for purposes of planning and forecasting future periods.  Net operating margin (a non-GAAP financial measure) does not have any standardized definition and therefore is unlikely to be comparable to similar measures presented by other reporting companies.  Net operating margin (a non-GAAP financial measure) results should not be evaluated in isolation of, or as a substitute for, our financial results prepared in accordance with United States GAAP.  Our usage of net operating margin, and the underlying methodology in excluding certain charges, is not necessarily an indication of the results of operations that may be expected in the future, or that we will not, in fact, incur such charges in future periods.

For the three months ended March 31, 2005, the Partnership generated the following percentages of its revenues and net operating margin from the following types of contracts:

	Fee-Based	Percent-of- Proceeds(1)	Percent-of- Index(2)	Keep-Whole(3)	Total
Revenues	18%	13%	30%	39%	100%
Net operating margin	54%	5%	31%	10%	100%

(1)   Includes other types of contracts tied to NGL prices.

(2)   Includes other types of contracts tied to natural gas prices.

(3)   Includes other types of contracts tied to both NGL and natural gas prices.

Internal management uses the term “net operating margin” (a non-GAAP measure) as a unit of performance measurement.  We calculate net operating margin (a non-GAAP financial measure) as the sum of income from operations, facility costs, selling, general and administrative costs, depreciation, amortization of intangible assets, impairments and accretion of asset retirement and sublease obligations.  The following is a reconciliation to the most comparable GAAP financial measure of this non-GAAP financial measure for the Company (in thousands):

March 31, 2005
Revenues	$138,353

Purchased product costs	104,699

Net operating margin	$33,654

Facility expenses	9,260
Selling, general and administrative expenses	8,102
Depreciation	4,741
Amortization of intangible assets	2,095
Accretion of asset retirement and sublease obligation	10
Income from operations	$9,446

Items Impacting Comparability of Financial Results

Recent MarkWest Energy Partners Acquisition Activity

In reading the discussion of our historical results of operations, you should be aware of the impact of MarkWest Energy Partners’ recent significant acquisitions, which impact the comparability of our results of operations for the periods discussed.

Through March 31, 2005, the Partnership has completed seven acquisitions for an aggregate purchase price of approximately $396.1 million.  Four of these acquisitions occurred in 2003 and are included in the results of operations for both the three months ending March 31, 2005 and 2004, respectively.  These four acquisitions include:

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

•      The Western Oklahoma acquisition, which closed December 1, 2003, for consideration of $38.0 million; and

•      The Michigan Crude Pipeline acquisition, which closed December 18, 2003, for consideration of $21.3 million.

Two acquisitions occurred after the first quarter of 2004.  Therefore, our historic results of operations for the three months ended March 31, 2004, do not reflect the impact of these acquisitions.

•      The Hobbs Pipeline acquisition, which closed on April 1, 2004, for consideration of $2.3 million; and

•      The East Texas acquisition, which closed on July 30, 2004, for consideration of $240.7 million.

The Starfish acquisition closed on March 31, 2005, for consideration of $41.7 million.  As a result, the acquisition did not affect our results of operations in the first quarters of 2005 and 2004.

Results of Operations

Operating Data

	Three Months Ended March 31,
	2005	2004	% Change

Marketing
NGL product sales (gallons)	52,164,000	51,525,000	1%

Wholesale
NGL product sales (gallons)(1)	19,672,332	888,665	2,114%

MarkWest Energy Partners
Southwest:
East Texas (2)
Gathering system throughput (Mcf/d)	287,000	NA	NA
NGL product sales	27,612,000	NA	NA
Oklahoma
Foss Lake gathering system throughput (Mcf/d)	67,000	55,000	22%
Arapaho NGL product sales (gallons)	15,217,000	10,459,000	45%
Other
Appleby gathering system throughput (Mcf/d)	28,000	24,000	17%
Other gathering systems throughput (Mcf/d)	17,000	18,000	(6)%
Lateral throughput (Mcf/d) (3)	52,000	61,000	(15)%

Appalachia:
Natural gas processed for a fee (Mcf/d)	210,000	207,000	1%
NGLs fractionated for a fee (Gal/d)	462,000	462,000	0%
NGL product sales (gallons)	10,765,000	10,926,000	(1)%

Michigan:
Natural gas volumes transported (Mcf/d) (4)	6,900	13,900	(50)%
NGL product sales (gallons)	1,563,000	2,714,000	(42)%
Crude oil transported (Bbl/d)	14,100	14,600	(3)%

NA – Not applicable.

(1)   Represents sales from our wholesale business.  Volumes are from the period since the Company started the line of business in February 2004.

(2)   We acquired our East Texas System in late July 2004.  Volumes are for the period of time since acquiring the facility.

(3)   We acquired our Lubbock pipeline (a/k/a the Power-Tex lateral pipeline) in September 2003 and our Hobbs lateral pipeline in April 2004.  The Lubbock and Hobbs pipelines are the only laterals we own that produce revenue on a per-unit-of-throughput basis.  We receive a flat fee from our other lateral pipelines and, consequently, the throughput data from these lateral pipelines is excluded from this statistic.

(4)   Includes throughput from the Kenova, Cobb, and Boldman processing plants.

Segment Reporting

The Company’s operations are classified into two reportable segments:

(1)   MarkWest Energy Partners—The Partnership is engaged in the gathering, processing and transmission of natural gas, the transportation, fractionation and storage of natural gas liquids, and the gathering and transportation of crude oil.

(2)   MarkWest Hydrocarbon Standalone —The Standalone Company sells its equity and third-party NGLs, purchases third-party natural gas and sells its equity and third-party natural gas.  Since February 2004, MarkWest Hydrocarbon Standalone

is also engaged in the wholesale marketing of propane. MarkWest Hydrocarbon Standalone operates MarkWest Energy Partners, a publicly-traded limited partnership.

Three Months Ended March 31, 2005 Compared to the Three Months Ended March 31, 2004

	MarkWest Hydrocarbon Standalone	MarkWest Energy Partners	Eliminating Entries	Total
	(in thousands)
Three Months Ended March 31, 2005:
Revenues	$64,521	$89,637	$(15,805)	$138,353
Purchased product costs	53,821	60,785	(9,907)	104,699
Facility expenses	5,827	9,331	(5,898)	9,260
Selling, general and administrative expenses	3,463	4,639	—	8,102
Depreciation	415	4,326	—	4,741
Amortization of intangible assets	—	2,095	—	2,095
Accretion of asset retirement and sublease obligations	—	10	—	10
Income from operations	995	8,451	—	9,446

Interest income	182	67	—	249
Interest expense	(30)	(3,674)	—	(3,704)
Amortization of deferred financing costs (a component of interest expense)	(61)	(475)	—	(536)
Dividend income	92	—	—	92
Other income (expense)	191	(104)	—	87
Income before non-controlling interest in net income of consolidated subsidiary and income taxes	$1,369	$4,265	$—	$5,634

Three Months Ended March 31, 2004:
Revenues	$44,392	$63,825	$(14,517)	$93,700
Purchased product costs	35,851	47,853	(8,216)	75,488
Facility expenses	6,097	6,290	(6,301)	6,086
Selling, general and administrative expenses	2,416	2,898	—	5,314
Depreciation	383	3,145	—	3,528
Amortization of intangible assets	—	34	—	34
Income (loss) from operations	(355)	3,605	—	3,250

Interest income	128	7	—	135
Interest expense	(1)	(1,129)	—	(1,130)
Amortization of deferred financing cost (a component of interest expense)	1	(308)	—	(307)
Other income (expense)	39	(14)	—	25
Income (loss) before non-controlling interest in net income of consolidated subsidiary and income taxes	$(188)	$2,161	$—	$1,973

	Three Months Ended March 31,
	2005	2004
	(in thousands)
Income from continuing operations before non-controlling interest in net income of consolidated subsidiary and income taxes	$5,634	$1,973
Provision (benefit) for income taxes	770	(56)
Non-controlling interest in net income of consolidated subsidiary	(3,325)	(1,309)
Net income	$1,539	$720

MarkWest Hydrocarbon Standalone

Revenues.  Revenues increased $20.1 million, or 45%, in the first quarter of 2005 compared to 2004 primarily due to an increase in our wholesale propane marketing business revenue of $14.6 million.  The commencement of the wholesale propane marketing business began at the end of the first quarter of 2004.  The increase is also due to a decrease in hedge losses realized in the first quarter of 2005 of $0.3 million compared to $2.2 million in the first quarter of 2004.  The loss in 2004 was the result of an unfavorable hedging program that settled in April 2004.  Revenue also increased due to an increase in NGL product sale prices and volumes in Appalachia.

Purchased Product Costs.  Purchased product costs increased $18.0 million, or 50%, in the first quarter of 2005 compared to 2004 primarily due to costs from our wholesale propane marketing business introduced in February 2004 adding $14.6 million and an increase in product costs from our Appalachian natural gas liquids business of $3.1 million as a result of an increase in volume and an increase in price.

Facility Expenses.  Facility expenses decreased by approximately $0.3 million, or 4%, during the first quarter of 2005 compared to first quarter 2004 primarily as a result of favorable fuel reimbursement at our Kenova, Cobb and Boldman facilities.

Selling, General and Administrative Expenses.  Selling, general and administrative expenses increased by $1.0 million, or 43%, as a result of the increase in compensation expense attributed to the Participation Plan and the 1996 Stock Incentive Plan and 1996 Non-employee Director Stock Option Plan.

Depreciation.  The increase in depreciation expense of less than $0.1 million, or 8%, was principally due to the increase in software and hardware additions associated with the upgrade of our information technology infrastructure as well as the acceleration of depreciation of our facilities in Michigan to more closely match our declining reserves.

Interest Income.  Interest income increased during 2005 relative to the same period in 2004, primarily due to an increase in interest earned on cash equivalents.

Interest Expense.  Interest expense increased by less than $0.1 million primarily due to commitment fees related to the October 2004 credit facility.

Amortization of Deferred Financing Costs.  The Company amortized less than $0.1 million of deferred financing costs in the first quarter of 2005 related to debt issuance costs incurred from the October 2004 credit facility.  The increase in 2005 relative to the same period in 2004 is attributable to debt refinancing completed in the last half of 2004.  Deferred financing costs are being amortized over the terms of the related obligations, which approximates the effective interest method.

Dividend Income.  Dividend income increased by approximately $0.1 million as a result of the Company’s investments in master limited partnerships beginning in the first quarter of 2004.  The Company began receiving distributions on the master limited partnerships in the second quarter of 2004.

MarkWest Energy Partners

Revenues.  2005 first quarter revenues were higher than our 2004 first quarter revenues primarily due to the Partnership’s East Texas acquisition that added $14.7 million to the Partnership’s 2005 revenue. Revenue also increased during the first three months of 2005 relative to the same time period in 2004 due to increased well volumes contracted to the gathering system, higher crude oil prices positively impacting condensate sales and higher processing margins in western Oklahoma.

Purchased Product Costs.  Purchased product costs were higher in 2005 by $12.9 million primarily as a result of an increase in purchased volumes and price increases in western Oklahoma and Appalachia.  The remainder of the increase is due to the Partnership’s late 2004 acquisition, which increased its purchased product costs by $3.6 million.

Facility Expenses.  Facility expenses increased approximately $3.0 million during 2005 relative to the same period in 2004 primarily due to the Partnership’s 2004 acquisitions, which added $2.3 million.  The remainder of the increase is due to increased pipeline repair and maintenance costs, salary and utility expenses.

Selling, General and Administrative Expenses.  Selling, general and administrative expenses increased by $1.7 million during the first quarter of 2005 compared to 2004, primarily as a result of the increase in compensation expense attributed to the Participation Plan.

Depreciation.  Depreciation expense increased during the first quarter of 2005 primarily due to the Partnership’s July 2004 East Texas system acquisitions.

Amortization of Intangible Assets.  Amortization expense increased during 2005 primarily due to the East Texas System acquisition in July 2004.  On July 30, 2004, the Partnership completed the acquisition of American Central Eastern Texas’ Carthage gathering system and gas processing assets located in East Texas for approximately $240.7 million.  Of the total purchase price, $165.4 million was allocated to customer contracts, of which $2.1 million was amortized during the first quarter of 2005.

Accretion of Asset Retirement and Sublease Obligations.  Accretion of asset retirement and sublease obligations increased by less than $0.1 million as a result of the recording of an asset retirement obligation in the third quarter of 2004 for new land leases in East Texas that require the Partnership to return the land to its original condition.

Interest Income.  Interest income increased during the first quarter of 2005 relative to the same period in 2004, primarily due to an increase in interest earned on cash equivalents.

Interest Expense.  Interest expense was $3.7 million for the three months ended March 31, 2005, compared to $1.1 million for the three months ended March 31, 2004, an increase of $2.6 million, or 236%. The increase was principally attributable to MarkWest Energy Partners’ increased outstanding debt levels, a function of financing its 2004 acquisitions. In October 2004, the Partnership issued $225.0 million in senior notes.

Amortization of Deferred Financing Costs.  The Partnership amortized approximately $0.5 million of deferred financing costs related to debt issuance costs incurred to finance its 2004 acquisitions.  The increase in the first quarter of 2005 relative to the same period in 2004 is attributable to debt refinancing completed in the last half of 2004, as well as an increase in deferred financing costs as a result of the increase in the Partnership’s debt level.  Deferred financing costs are being amortized over the terms of the related obligations, which approximates the effective interest method.

Other

Income Tax Provision (Benefit).  Income tax provision increased $0.9 million for the three months ended March 31, 2005, compared to the same period in 2004, due primarily to the increase in net income before taxes.  The Company bases the effective corporate tax rate for interim periods on the estimated annual effective corporate tax rate.  Income tax expense totaled $0.8 million for the first three months of 2005 and an income tax benefit of $0.1 million for the same period in 2004, resulting in effective income tax rates of 33.4% and (8.4)% for each respective period.

Non-controlling Interest in Net Income of Consolidated Subsidiary.  Non-controlling interest in net income of consolidated subsidiary increased by $2.0 million, or 154%, as a result of the increase in earnings of MarkWest Energy Partners and an increase in ownership of non-controlling interests commensurate with private placements and public offerings to finance acquisitions.

Liquidity and Capital Resources

MarkWest Hydrocarbon

Our primary source of liquidity to meet operating expenses and fund capital expenditures is cash flow from operations, principally from the marketing of natural gas and NGLs, and quarterly distributions received from MarkWest Energy Partners.  Based on current volume, price and expense assumption, we expect cash flow from operations and distributions from the Partnership to fund our operations and capital expenditures in 2005.  Most of our future capital expenditures are discretionary in nature.  During 2005, we have budgeted $0.8 million for capital expenditures, consisting principally of computer hardware and software.

We had $6.4 million in unrestricted cash on hand and $20.5 million in marketable securities at March 31, 2005, exclusive of MarkWest Energy Partner’s $15.2 million unrestricted cash on hand.  In November 2005, the Company entered into the second amendment to its credit facility.  The amendment released the Company from the $15.0 million restriction on cash.  Exclusive of MarkWest Energy Partner’s debt, we had no outstanding debt during the nine months ended September 30, 2005.  On January 21, 2005, our Board of Directors announced that it declared a quarterly cash dividend of $0.075 per share of our common stock.  The dividend was paid on February 21, 2005, to the stockholders of record as of the close of business on February 9, 2005.  We disbursed $0.8 million to pay this dividend.  On April 28, 2005, our Board of Directors announced that it declared a quarterly cash dividend of $0.10 per share of our common stock.  The dividend was paid on May 23, 2005, to the stockholders of record as of the close of business on May 16, 2005.  We disbursed $1.1 million to pay this dividend.  On July 22, 2005, our Board of Directors announced that it declared a quarterly cash dividend of $0.10 per share of our common stock.  The dividend was paid on August 22, 2005 to the stockholders of record as of the close of business on August 15, 2005.  We disbursed $1.1 million to pay this dividend.  On October 27, 2005, our Board of Directors announced that it declared a quarterly cash dividend of $0.125 per share of our common stock.  The dividend was paid on November 22, 2005 to the stockholders of record as of the close of business on November 15, 2005.  We disbursed approximately $1.4 million to pay this dividend.

We own 89% of the general partner of MarkWest Energy Partners.  The general partner of MarkWest Energy Partners owns the 2% general partner interest and all of the incentive distribution rights.  The incentive distribution rights entitle us to receive an increasing percentage of cash distributed by the Partnership as certain target distribution levels are reached.  Specifically, they entitle us to receive 13% of all cash distributed in a quarter after each unit has received $0.55 for that quarter, 23% of all cash distributed after each unit has received $0.625 for that quarter and 48% of all cash distributed after each unit has received $0.75 for that quarter.  For the three months ended March 31, 2005, we received $1.9 million in distributions for our subordinated units, and the general partner received $1.0 million, including $0.8 million representing payments on incentive distribution rights.  For the year ended December 31, 2005, we expect to receive $7.9 million in distributions for our subordinated and common units and we expect the general partner to receive $4.9 million.

Cash flows generated from our marketing operations are subject to volatility in energy prices, especially prices for NGLs and natural gas.  Our cash flows are enhanced in periods when the prices received for NGLs are high relative to the price of natural gas we purchase to satisfy our “keep-whole” contractual arrangements in Appalachia, and are reduced in periods when the prices received for NGLs are low relative to the price of natural gas we purchase to satisfy such contractual arrangements.  Under “keep-whole” contracts, we retain and sell the NGLs produced in our processing operations for third-party producers, and then reimburse or “keep whole” the producers for the energy content of the NGLs removed through the re-delivery to the producers of an equivalent amount (on a Btu basis) of dry natural gas.  Generally, the value of the NGLs extracted is greater than the cost of replacing those Btus with dry gas, resulting in positive operating margins under these contracts.  Periodically, when natural gas becomes more expensive, on a Btu equivalent basis, than NGL products, the cost of keeping the producer “whole” can result in operating losses.  We entered into several new and amended agreements in September 2004 with one of the largest Appalachia producers that allow us to significantly reduce our exposure to commodity price risk for approximately 25% of our keep-whole gas volumes.  Under these agreements, the Company is limited on the amount of costs it would have to pay to the producer in the event natural gas becomes more expensive on a per btu basis than the relative NGL product sales prices, thereby mitigating the risk of incurring operating losses.  In connection with these agreements, we paid $3.3 million of consideration to the producer that is being amortized as additional purchased product costs over the term of the contracts, October 1, 2004 through February 9, 2015.

Debt

In October 2004, the Company entered into a $25.0 million senior credit facility with a term of one year.  The $25.0 million revolving facility has a variable interest rate based on the base rate, which is equal to the higher of a) the Federal Funds Rate plus ½ of 1%, and b) the rate of interest in effect for such day as publicly announced from time to time by the Administrative Agent as its prime rate, plus the applicable rate, which is based on a utilization percentage.  In October and November 2005, the Company entered into the first and second amendment to the credit agreement.  The first amendment extended the term of the original agreement to November 15, 2005.  The second amendment reduced the lending amount from $25.0 million to $16.0 million, of which $6.0 million of availability is committed to a letter of credit, leaving $10.0 million available for revolving loans.  The second amendment also extended the term of the revolving credit to December 30, 2005.  If the revolving credit is converted into a term loan, the term will be extended to December 29, 2006.

In connection with the credit facility, the Company is subject to a number of restrictions on its business, including restrictions on its ability to grant liens on assets; merge, consolidate or sell assets; incur indebtedness; make acquisitions; engage in other businesses; enter into operating leases; enter into certain swap contracts; engage in transactions with affiliates; make dispositions; make restricted payments, distributions and redemptions and other usual and customary covenants.  As of March 31, 2005, the Company had no outstanding borrowings.  At November 15, 2005, the Company had a borrowing capacity of $10.0 million.  The credit facility also contains covenants requiring the Company to maintain a minimum net worth of $40.0 million plus 50% of proceeds of equity issued subsequent to October 25, 2004.

Liquidity Requirements

We have spent $0.3 million for capital expenditures through September 30, 2005.  The Company has budgeted $0.2 million for the fourth quarter of 2005, consisting principally of computer hardware and software.  We believe that cash on hand, cash received from quarterly distributions (including the incentive distribution rights) from MarkWest Energy Partners, and projected cash generated from our marketing operations will be sufficient to meet our working capital requirements and fund our required capital expenditures, if any, for the next twelve months.  Cash generated from our marketing operations will depend on our operating performance, which will be affected by prevailing commodity prices and other factors, some of which are beyond our control.

MarkWest Energy Partners

Overview

The Partnership’s primary source of liquidity to meet operating expenses and fund capital expenditures (other than for larger acquisitions) is cash flow generated by operations.  The public and institutional markets have been the Partnership’s principal source of capital to finance a significant amount of its growth (including acquisitions).  During the first quarter of 2005, the Partnership borrowed $40.0 million from its credit facility to finance the acquisition of a 50% non-operating membership interest in Starfish Pipeline Co. LLC.  Starfish owns the FERC-regulated Stingray natural gas pipeline and the unregulated Triton natural gas gathering system and West Cameron dehydration facility, all located in the Gulf of Mexico and Southwestern Louisiana.  During the nine months ended September 30, 2005, we spent $50.2 million on capital expenditures, primarily for the construction of a new processing plant and gathering systems in East Texas, to handle future contractual commitments.  On November 1, 2005, we acquired a 100% interest in the Javelina gas processing and fractionation facility in Corpus Christi, Texas for approximately $355.0 million.  We borrowed approximately $500.0 million, $355.0 million to finance Javelina, $45.0 million for working capital adjustments and $100.0 million to retire long-term debt from the MarkWest Energy Partner’s revolving credit facility.  On November 1, 2005, the available borrowing capacity under the Partnership Credit Facility was $43.0 million.

As of September 30, 2005, the Partnership has spent $50.2 million on capital expenditures, exclusive of any acquisitions.  As of September 30, 2005 the Partnership has budgeted $23.2 million for capital expenditures for the remainder of 2005, exclusive of any acquisitions, consisting of $22.6 million for expansion capital and $0.6 million for sustaining capital.  Expansion capital includes expenditures made to expand or increase the efficiency of the existing operating capacity of the Partnership’s assets, or facilitate an increase in volumes within operations, whether through construction or acquisition.  Sustaining capital includes expenditures to replace partially or fully depreciated assets in order to extend their useful lives.

Equity

On November 9, 2005, the Partnership completed a private placement of 1,644,065 common units.  The units were issued at a purchase price of $44.21 per unit, raising approximately $74.0 million, including the general partner’s contribution.  This permanent capital was issued as a first step toward bringing the Partnership’s capital structure in line with the Partnership’s stated goal of less than 50% debt.

The inability of the Partnership to file its Annual Report on Form 10-K for the year ended December 31, 2004 and its quarterly report on Form 10-Q for the quarterly period ending March 31, 2005 on time may impact the timing of the Partnership’s efforts to raise equity in the future.  The Partnership no longer has the ability to incorporate by reference information from its filings into a new registration statement for one year following the filing of its delinquent 2004 Form 10-K and its first quarter of 2005 Form 10-Q on June 24, 2005, if the Partnership seeks to raise capital through a public offering of registered debt or equity securities.  If the Partnership raises additional capital through public debt or equity offerings, the Partnership will be required to file a Form S-1 registration statement, the long form of registration statement.  The requirement to file a Form S-1 registration statement may affect the Partnership’s ability to access the capital markets on a timely basis and may increase the costs of doing so.

The Partnership has the ability to issue an unlimited number of units to fund immediately accretive acquisitions.  Under the provisions of the Partnership Agreement, an immediately accretive acquisition is one that, in the general partner’s good faith determination would have, if acquired by the Partnership as of the date that is one year prior to the first day of the quarter in which such acquisition is consummated, resulted in an increase to the amount of operating surplus generated by the Partnership on a per-unit basis (for all outstanding units) with respect to each of the four most recently completed quarters (on a pro forma basis) as compared to the actual amount of operating surplus generated by the Partnership on a per-unit basis (for all outstanding units), excluding operating surplus generated by the Partnership on a per-unit basis (for all outstanding units), excluding operating surplus attributable to the acquisition with respect to each of such four most recently completed quarters.  For acquisitions that are not immediately accretive, the Partnership has the ability to issue up to 1,207,500 common units without unitholder approval.

Debt

The Partnership’s $200.0 million credit facility was established to fund capital expenditures and acquisitions, working capital requirements (including letters of credit) and distributions to unitholders. Advances to fund distributions to unitholders may not exceed $0.50 per outstanding unit in any 12-consecutive-month period. To date there have been no advances to fund distributions to unitholders.  At September 30, 2005, the Partnership had borrowed $85.0 million, $40.0 million to finance its investment in Starfish in March 2005 and $45.0 million to fund capital expenditures.  In November 2005, we amended and restated the Partnership’s credit facility, decreasing the maximum lending limit from $200.0 million to $100.0 million and decreasing the term of the facility to one year, due October 31, 2006.  We also entered into a $400.0 million term loan due October 31, 2006.

Conditions of the Partnership’s credit facility mean we are subject to a number of restrictions on our business.  These include restrictions on our ability to grant liens on assets; make or own certain investments; enter into any swap contracts other than in the ordinary course of business; merge, consolidate or sell assets; incur indebtedness (other than subordinated indebtedness); make acquisitions; engage in other business; enter into capital or operating leases; engage in transactions with affiliates; make distributions on equity interests; declare or make, directly or indirectly any restricted payment and other usual and customary covenants.

The Partnership and its subsidiary, MarkWest Energy Finance Corporation, also have $225.0 million in senior notes at a fixed rate of 6.875% outstanding at September 30, 2005.  The notes mature on November 2, 2014.  Subject to compliance with certain covenants, we may issue additional notes from time to time under the indenture pursuant to Rule 144A and Regulation S under the Securities Act of 1933.  The proceeds from these notes were used to pay down the outstanding debt under the Partnership’s credit facility in October 2004.

The indenture governing the senior notes limits the activity of the Partnership and its restricted subsidiaries.

The provisions of such indenture places limits on the ability of the Partnership and its restricted subsidiaries to incur additional indebtedness; declare or pay dividends or distributions or redeem, repurchase or retire equity interests or subordinated indebtedness; make investments; incur liens; create any consensual limitation on the ability of the Partnership’s restricted subsidiaries to pay dividends, make loans or transfer property to the Partnership; engage in transactions with the Partnership’s affiliates; sell assets, including equity interest of the Partnership’s subsidiaries; make any payment on or with respect to, or purchase, redeem, defease or otherwise acquire or retire for value any subordinated obligation or guarantor subordination obligation (except principal and interest at maturity); and consolidate, merge or transfer assets.

The Partnership has agreed to file an exchange offer registration statement, or under certain circumstances, a shelf registration statement, pursuant to a registration rights agreement relating to the 2004 senior notes.  The Partnership failed to complete the exchange offer in the time provided by the subscription agreements (April 26, 2005) and, as a consequence, is incurring an interest rate penalty of 0.5%, increasing 0.25% every 90 days thereafter up to 1%, until such time as the exchange offer is completed.  The Partnership is currently being charged an interest rate penalty of 1%.

Liquidity Requirements

As of September 30, 2050 the Partnership has budgeted $23.2 million for capital expenditures for the fourth quarter of 2005, exclusive of any acquisitions, consisting of $22.6 million for expansion capital and $0.6 million for sustaining capital.  Expansion capital includes expenditures made to expand or increase the efficiency of the existing operating capacity of the Partnership’s assets, or facilitate an increase in volumes within operations, whether through construction or acquisition.  Sustaining capital includes expenditures to replace partially or fully depreciated assets in order to extend their useful lives.

We believe that the Partnership’s available cash, cash provided by operating activities, and funds available under the Partnership’s credit facility will be sufficient to fund the Partnership’s operating, interest and general and administrative expenses, the Partnership’s capital expenditures budget, short-term contractual obligations and distribution payments at current levels for the foreseeable future.  However, the Partnership’s ability to finance additional acquisitions will likely require the issuance of additional common units, the expansion of the credit facility, additional debt financing or a combination thereof.  In the event that the Partnership desires or needs to raise additional capital, we cannot guarantee that additional funds will be available at times or on terms favorable to the Partnership, if at all.

The Partnership’s ability to pay distributions to its unitholders and to fund planned capital expenditures and to make acquisitions will depend upon its future operating performance, which will be affected by prevailing economic conditions in its industry and financial, business and other factors, some of which are beyond our control.

Cash Flows

	Three Months Ended March 31,
	2005	2004
	(in thousands)

Net cash provided by operating activities	$39,476	$17,373
Net cash used in investing activities	$(63,452)	$(5,676)
Net cash provided by (used in) financing activities	$32,680	$(4,726)

Net cash provided by operating activities was higher during the three months ended March 31, 2005 than during the three months ended March 31, 2004, primarily due to increased activities as a result of the Partnership’s East Texas acquisition.  The increase is also attributable to higher processing margins and volumes from the Partnership’s Oklahoma segment.

Net cash used in investing activities was higher during the three months ended March 31, 2005, than during the three months ended March 31, 2004, primarily due to the Partnership’s March 31, 2005 acquisition of a 50%

non-operating interest in Starfish for approximately $41.7 million.  In addition, we used cash of $16.0 million for capital expenditures, primarily for the construction of new processing plants and gathering systems in East Texas to handle the Partnership’s future contractual commitments and construction of the new Cobb replacement processing facility in Appalachia.  Net cash used in investing activities also included the purchase of $7.4 million of marketable securities.  Net cash used in investing activities during the three months ended March 31, 2004, was primarily due to the $4.3 million increase to marketable securities and the $1.6 million of capital expenditures for existing facilities.

Net cash provided by financing activities during the three months ended March 31, 2005 included net proceeds from the Partnership’s credit facility of $40.0 million, offset in part by distributions to the Partnership’s unitholders, other than MarkWest Hydrocarbon and the general partner, of $6.4 million and dividends of $0.8 million.  Net cash used in financing activities during the three months ended March 31, 2004, included net proceeds from a secondary public offering of $44.1 million; of the net proceeds from the secondary offering, $42.0 million were used for the repayment of long-term debt.  In addition, the Partnership distributed $3.0 million to unitholders other than MarkWest Hydrocarbon and the general partner, and we paid a special dividend of $4.8 million. Other financing activities included $1.0 million of proceeds from the exercise of stock options.

Total Contractual Cash Obligations

A summary of our total contractual cash obligations as of March 31, 2005, is as follows, in thousands:

	Payment Due by Period
Type of obligation	Total obligation	Due in 2005	Due in 2006-2007	Due in 2008-2009	Thereafter

Long-term debt (1)	$426,925	$13,852	$36,937	$76,370	$299,766
Operating leases	12,367	3,317	5,388	2,836	826
Purchase obligations	3,587	3,587	—	—	—
Total contractual cash obligations	$442,879	$20,756	$42,325	$79,206	$300,592

(1)   Includes interest on our 6.875% senior notes through 2014 of $148.2 million and interest on our 7.5% credit facility through 2009 of $13.7 million

Matters Impacting Future Results

The Company and several of its affiliates were served earlier this year with two lawsuits presently under the jurisdiction of the U.S. District Court for the Eastern District of Kentucky, Pikeville Division, and, in early November, were served with an additional lawsuit filed in Floyd County Circuit Court, Kentucky, adding five new claimants, but essentially alleging the same facts and claims as the earlier two suits.  These suits are for third-party claims of property and personal injury damages sustained as a consequence of a NGL pipeline leak and an ensuring explosion and fire that occurred on November 8, 2004 from a natural gas pipeline, owned by an unrelated business entity, and leased and operated by the Partnership’s subsidiary, MarkWest Energy Appalachia, LLC.  The pipeline transports NGLs from the Maytown gas processing plant to the Partnership’s Siloam fractionator. An ignition and fire from the leaked vapors resulted in property damage to five homes and injuries to some of the residents.  The cause of the pipeline split, leak, and resulting explosion and fire is being investigated by the pipeline owner, the U.S. Department of Transportation, Office of Pipeline Safety (“OPS”), and the Partnership.

The Company and the Partnership have timely notified their general liability insurance carriers of the incident and of the filed Kentucky actions and is coordinating the defense of these third-party lawsuits with the insurers.  At this time, the Company and the Partnership believe that they have adequate general liability insurance coverage for third-party property damage and personal injury liability resulting from the incident.  To date, the Company and the Partnership have settled with several of the claimants for third-party property damage claims (damage to residences and personal property) related to this incident, in addition to reaching settlement for some of the personal injury claims related to the pipeline explosion and fire.  These settlements have been paid for or reimbursed under the Partnership’s general liability insurance.  As a result, the Company has not provided for a loss contingency.

Pursuant to OPS regulation mandates and to a Corrective Action Order issued by the OPS immediately after the incident, pipeline and valve integrity evaluation, testing and repair efforts were required and conducted on the affected pipeline segment before service could be resumed.  Partial return to service of the affected pipeline was resumed in October 2005.  The Company and the Partnership have filed an independent action against their All-Risk Property and Business Interruption insurance carriers as a result of their refusal to honor their insurance coverage obligation for providing the Company and the Partnership insurance payments for certain expenses.  These expenses related to the Partnership’s internal expenses and costs incurred for damage to, and loss of use of, the pipeline, equipment, products, the extra transportation costs incurred for transporting the liquids while the pipeline was out of service, the reduced volumes of liquids that could be processed, and the costs of complying with the OPS Corrective Action Order (hydrostatic testing, repair/replacement and other pipeline integrity assurance measures).  These expenses and costs have been expensed as incurred and any potential recovery from the All-Risks Property and Business Interruption insurance carriers will be treated as “other income” if and when they are received.  The Partnership has not provided for a receivable related to these claims because of the uncertainty as to whether and how much the Partnership will ultimately recover under the All-Risks Property and Business Interruption insurance policies.  In addition to the property and business losses and interruption costs, through September 30, 2005, the Partnership has incurred pipeline testing, refurbishment and replacements costs of approximately $5.1 million, of which $1.3 million has been capitalized. The Partnership’s current estimate is that the full cost of pipeline testing, repair and improvements will be approximately $5.5 million.  The Company and the Partnership have also asserted that the costs associated with such testing, replacement and repair are subject to an equal sharing arrangement with the owner of the pipeline, pursuant to the terms of the pipeline lease agreement.

The Company has also been involved in a lawsuit captioned Ross Bros. Construction v. MarkWest Hydrocarbon, Inc., (U.S. District Court Eastern District of Kentucky, Ashland Division, Civ. Action No. 01-CV-205).  This lawsuit involved the construction of the Siloam Kentucky plant and a dispute as to the monetary value of additional work beyond the contract’s lump sum price performed by the contractor.  This lawsuit involved a claim of approximately $0.7 million in extra costs.  The Company was recently granted Summary Judgment on its defense asserting accord and satisfaction.  In August 2005, Plaintiffs filed an appeal of the Summary Judgment to the U.S. Court of Appeals for the 6th Circuit.  The Company believes that while it is not able to predict the ultimate outcome of this matter, based on the Court’s discussion on the grant of the summary judgment and denial of Ross Brothers’ motion for reconsideration, it is probable that the Company will prevail in the appeal. As a result, the Company has not provided for a loss contingency.

The Company has also been involved in an arbitration proceeding captioned Kevin Stowe and Scott Daves v. MarkWest Hydrocarbon, Inc., Arbitration, Denver, Colorado, 2005.  Claimants filed an arbitration proceeding against the Company seeking further payments out of a dispute and settlement over interests in certain wells in Colorado.  The Company had transferred, via a purchase and sale agreement, any liability for any payments out of the settlement it had reached with claimants to a third-party in the sale of certain of the Company’s oil and gas property interests.  The Company has been in communication with the third-party purchaser, and the third-party purchaser has admitted it has those liabilities under the purchase and sale agreement, and the Company does not believe there are material liabilities associated with this claim.  As a result, the Company has not provided for a loss contingency.

In September 2005, a lawsuit was served on the Partnership’s subsidiary, MarkWest Pinnacle, L.P., filed in the District court of Midland, Texas, 285th Judicial District, alleging breach of contract, fraud and breach of implied duty of good faith with respect to a dispute on volumes of gas purchased by the Partnership under a gas purchase agreement.  Under the gas purchase agreement, MarkWest Energy Partners paid the Plaintiff based on volumes of gas measured at the wellhead (delivery point).  Plaintiff claims that it is entitled to a prorated portion of any system gain, i.e., that is to be paid for more gas than it actually sold and delivered to the Partnership.  MarkWest Energy Partners has filed an Answer to the Complaint, denying Plaintiff’s allegations and has asserted a counter-claim for declaratory judgment on the contract terms as being clear and unambiguous as to payment being limited to those volumes measured at the wellhead, that Plaintiff’s claims are without merit, and that the Partnership also may have overpaid Plaintiff based on, among other things, the wet versus dry Btu measurements.  Discovery has not yet begun, and at this time, the Partnership is not able to predict the ultimate outcome of this matter.  As a result, the Partnership has not provided for a loss contingency.

In response to a shipper inquiry regarding the Partnership’s Michigan Crude Pipeline, and following FERC-

requested rate structure discussions with the shippers, FERC recently requested that we file a tariff.   The Partnership is currently in FERC-sponsored discussions with all shippers regarding a proposed tariff rate structure filing, and are attempting to resolve any issues they may have.  The Partnership has determined that its current and proposed rate structures are well below rates that would be allowed under FERC’s cost-of-service rate-making structure.  However, the Partnership cannot predict at this time whether FERC jurisdiction and a tariff filing will adversely affect its Michigan Crude Pipeline results of operations.

The Partnership has a 50% non-operating ownership interest in Starfish Pipeline Company (“Starfish”).  In connection with the impact of Hurricane Rita on the Starfish operations, based on our continuing discussions with the operator and other 50% owner of Starfish, Enbridge Offshore (Gas Transmission) L.L.C. (“Enbridge”), the Partnership has been informed that initial onsite and aerial inspections indicated no material damage to the offshore platform facilities and that pipe integrity was not compromised.  Sonar inspection of underwater pipe to assess sediment support and cover is pending.  No major structural damage appears to have occurred at the onshore Starfish dehydration and compressor facilities.  However, due to flooding, the electrical, control equipment and office buildings require repairs, which Enbridge believes can be completed by year-end 2005.  Starfish operations have been substantially curtailed since shortly before Hurricane Rita hit the Gulf Coast in September 2005, and until such repairs are completed, Starfish is not able to return to normal operations and this will have a continuing impact on operating income.  Based on this preliminary information and without further update on the situation from Enbridge, we are unable to further estimate the ultimate impact of Hurricane Rita to 2005 net income, but we expect that the effect will be material.  Our evaluation is subject to a number of factors, including ongoing assessments, disclosures by operators of interconnecting production and processing facilities, and discussions with insurance carriers for insurance recovery for damages and business interruption.

Under the terms of certain gathering contracts in the Partnership’s East Texas systems, the Partnership is required to buy gas from producer customers based on a specific index price.  The Partnership’s typical process has been to sell its best estimate of the production at the same index price near the end of the prior month.  Due to unexpected volatility and a corresponding lack of liquidity in the gas trading market at the end of October 2005, the Partnership was unable to sell all of its requirements at the same index price.  As a result, the Partnership was not able to sell approximately 16,600 Mmbtu/day of gas from its Appleby and East Texas assets for November 2005.  During the month of November, the Partnership sold the gas at a different index price, which was lower than the index purchase price for the month.  The Partnership cannot currently predict the exact financial impact until the middle of December 2005, but based on its current estimate of volume and price, the Partnership expects a negative impact to operating income from operations of approximately $2.5 million from the Appleby and East Texas operations.  The Partnership has implemented additional controls and procedures to mitigate a similar exposure going forward.  The Partnership has sold 90% of its forecasted volumes through March 2006 at index price.  The Partnership has also established firm guidelines to sell the remainder of forecast volumes earlier in the preceding month to reduce the risk of encountering unexpected market conditions that preclude these types of index sales.

Under the terms of the keep whole agreements in the Partnership’s Western Oklahoma System, the Partnership purchases gas to replace the shrink and fuel requirements under those arrangements.  The Partnership then sells the natural gas liquids processed at the Foss Lake plant.  The continued strong pricing environment for natural gas liquids coupled with the decline in mid-continental natural gas prices in November, that contributed to the negative impact to operations in East Texas and Appleby, resulted in higher than expected margins in the Partnership’s Western Oklahoma System of approximately $1.0 million.

Recent Accounting Pronouncements

In December 2004, the FASB issued SFAS No. 123 (revised 2004), Share-Based Payment (“SFAS 123(R)”).  This statement addresses the accounting for share-based payment transactions in which an enterprise receives employee services in exchange for (a) equity instruments of the enterprise, or (b) liabilities that are based on the fair value of the enterprise’s equity instruments or that may be settled by the issuance of such equity instruments.  SFAS No. 123(R) requires an entity to recognize the grant-date fair-value of stock options and other equity-based compensation issued to employees in the income statement.  The revised Statement generally requires that an entity account for those transactions using the fair-value-based method, and eliminates the intrinsic value method of accounting in APB Opinion No. 25, Accounting for Stock Issues to Employees, which was permitted under SFAS No. 123 as originally issued.  The revised Statement required entities to disclose information about the nature of the share-based payment transactions and the effects of those transactions on the financial statements.  SFAS 123(R) is effective for public companies for the first fiscal year beginning after December 15, 2005.  All public companies must use either the modified prospective or the modified retrospective transition method.  We have not yet evaluated the impact of the adoption of this pronouncement, which must be adopted in the first quarter of calendar year 2006.  On March 29, 2005, the SEC staff issued Staff Accounting Bulletin (“SAB”) No. 107, Share-Based Payment to express the views of the staff regarding the interaction between SFAS No. 123(R) and certain SEC rules and regulations and to provide the staff’s views regarding the valuation of share-based payment arrangements for public companies.  The Company will take into consideration the additional guidance provided by SAB 107 in connection with the implementation of SFAS No. 123(R).  We have not yet evaluated the impact of the adoption of this pronouncement, which must be adopted in the first quarter of calendar year 2006.

In March 2005, the FASB issued FASB Interpretation (FIN) No. 47, Accounting for Conditional Asset Retirement Obligations, which clarifies the accounting for conditional asset retirement obligations as used in SFAS No. 142, Accounting for Asset Retirement Obligations.  A conditional asset retirement obligation is an unconditional legal obligation to perform an asset retirement activity in which the timing and (or) method of settlement are conditional on a future event that may or may not be within the control of the entity.   An entity is required to recognize a liability for the fair value of a conditional asset retirement obligation under SFAS No. 143 if the fair value of the liability can be reasonably estimated.  FIN 47 permits, but does not require, restatement of interim financial information.  The provisions of FIN 47 are effective for reporting periods ending after December 15, 2005.  The Company has not yet assessed the impact of adopting FIN 47 on its consolidated financial statements.

In May 2005, the FASB issued SFAS No. 154, Accounting Changes and Error Corrections—a replacement of APB Opinion No. 20 and FASB Statement No. 3 SFAS No. 154 replaces Accounting Principles Board Opinion No. 20, Accounting Changes, and SFAS No. 3, Reporting Accounting Changes in Interim Financial Statements, and changes the requirements for the accounting for and reporting of a change in accounting principle. This statement applies to all voluntary changes in accounting principle and also applies to changes required by an accounting pronouncement in the unusual instance that the pronouncement does not include specific transition provisions. The statement is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. The Company will adopt the provisions of SFAS No. 154 beginning in calendar year 2006. Management believes that the adoption of the provisions of SFAS No. 154 will not have a material impact on the Company’s consolidated financial statements.

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

Important factors could cause our actual results of operations or our actual financial condition to differ include, but are not necessarily limited to:

•      Our expectations regarding MarkWest Energy Partners, L.P.

•      Our ability to grow MarkWest Energy Partners, L.P. and successfully integrate its acquisitions.

•      MarkWest Energy Partners, L.P.’s ability to obtain natural gas supply for its gathering and processing services.

•      The Partnership’s substantial debt and other financial obligations that could impact our financial condition.

•      The availability of NGLs for the Partnership’s transportation, fractionation and storage services.

•      Our ability to amend certain producer contracts.

•      Our expectations regarding natural gas and NGL product prices.

•      Our efforts to increase fee-based contract volumes.

•      Our ability to manage our commodity price risk.

•      Our ability to maximize the value of our NGL output.

•      The adequacy of our general public liability, property, and business interruption insurance.

•      Our ability to comply with environmental and governmental regulations.

•      Our risk of being delisted by the American Stock Exchange.

Many of such factors are beyond our ability to control or predict.  Investors are cautioned not to put undue reliance on forward-looking statements.

Item 3.  Quantitative and Qualitative Disclosures about Market Risk

Market risk includes the risk of loss arising from adverse changes in market rates and prices.  We face market risk from commodity price changes and to a lesser extent interest rate changes.

Commodity Price Risk

Through our consolidated subsidiary, MarkWest Energy Partners, we are engaged in the gathering, processing and transmission of natural gas, the transportation, fractionation and storage of NGLs and the gathering and transportation of crude oil.  We also market natural gas and NGL products.  Our products are commodities that are subject to price risk resulting from material changes in response to fluctuations in supply and demand, general economic conditions and other market conditions, such as weather patterns, over which we have no control.

Our primary risk management objective is to manage volatility in our cash flows.  A committee, which includes members of senior management of the general partner, oversees all of our hedging activity.

We may utilize a combination of fixed-price forward contracts, fixed-for-floating price swaps and options on the over-the-counter (“OTC”) market.  The Partnership may also enter into futures contracts traded on the New York Mercantile Exchange (“NYMEX”).  Swaps and futures contracts allow us to protect our margins because corresponding losses or gains on the financial instruments are generally offset by gains or losses in our physical positions.

We enter into OTC swaps with financial institutions and other energy company counterparties.  We conduct a standard credit review on counterparties and have agreements containing collateral requirements where deemed necessary.  We use standardized swap agreements that allow for offset of positive and negative exposures.  We are subject to margin deposit requirements under OTC agreements (with non-bank counterparties) and NYMEX positions.

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

Commodity Risk Management Position

As of March 31, 2005, we have entered into derivative instruments designed to manage the price risk of forecasted NGL and natural gas sales in 2005, as follows:

MarkWest Hydrocarbon, Inc.
NGL swaps:
NGL gallons	6,248,340
NGL sales price per gallon	$1.23

MarkWest Energy Partners, L.P.
Natural gas swaps:
Natural gas MMBtu	46,000
Natural gas sales price per MMBtu	$4.26

As part of an ongoing comprehensive hedge plan designed to manage risk and stabilize future cash flows, during October, 2005, the Partnership entered into the following additional hedges that settle monthly through December 31, 2006:

Costless Collars:	Period	Floor	Cap
Crude Oil — 500 Bbl/d	2006	$57.00	$67.00
Crude Oil — 250 Bbl/d	2006	$57.00	$67.00
Crude Oil — 205 Bbl/d	2006	$57.00	$65.10

Propane — 10,000 Gal/d	2006	$0.97	$1.15

Swaps		Fixed Price
Crude Oil — 250 Bbl/d	2006	$62.00
Crude Oil — 185 Bbl/d	2006	$61.00

While we expect these hedges to provide economic stability against the impact of changing commodity prices on our physical positions: for accounting purposes, we will not designate these derivatives as cash flow hedges and will not apply hedge accounting.  We will expand our disclosure around the resulting mark-to-market impacts.

Interest Rate Risk

MarkWest Energy Partners is exposed to changes in variable interest rates payable on $40.0 million of borrowings under its credit facility as of March 31, 2005, primarily as a result of its floating interest rates under this facility.  As of March 31, 2005, floating-rate debt comprised 15% of total outstanding debt.  The Partnership may make use of interest rate swap agreements in the future to adjust the ratio of fixed and floating rates in the debt portfolio.

Item 4. Controls and Procedures

Disclosure Controls and Procedures

In connection with the preparation of this quarterly report on Form 10-Q, our senior management, with participation of our Chief Executive Officer, Chief Financial Officer and Chief Accounting Officer evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2005 pursuant to Rule 13a-15 under the Securities Exchange Act of 1934.  Based upon that evaluation, our Chief Executive Officer, Chief Financial Officer and Chief Accounting Officer concluded that as of March 31, 2005, as a result of the material weaknesses in our internal control over financial reporting discussed below, our disclosure controls and procedures were ineffective to provide reasonable assurance that information required to be disclosed by us in reports that we file or submit under the Securities Exchange Act of 1934 (the “Act”), is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms and to ensure that information required to be disclosed by us in the reports that we file under the Act is accumulated and communicated to management, including our certifying officers, as appropriate, to allow timely decisions regarding required disclosures.

Through the date of the filing of this Form 10-Q, we have adopted remedial measures to address the deficiencies in our internal controls that existed on March 31, 2005.  In addition, we have applied compensating procedures and processes as necessary to ensure the reliability of our financial reporting.  Such additional procedures include detailed management review of account reconciliations for all accounts in all business units, multiple level management review of accounting treatment for significant non-routine transaction and additional review at the Southwest Business Unit by Corporate personnel.  Accordingly, management believes, based on its knowledge, that (i) this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstance under which they were made, not misleading with respect to the period covered by this report, and (ii) the financial statements, and other financial information included in this report, fairly present in all material respects our financial condition, results of operations and cash flows as of, and for, the periods presented in this report.

Changes in Internal Control over Financial Reporting

During the period covered by this quarterly report on Form 10-Q, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Material Weaknesses in Internal Control Over Financial Reporting

As of December 31, 2004, senior management concluded that we did not maintain effective internal control over financial reporting due to a number of material weaknesses.  All of the material weaknesses discussed below were originally identified in management’s assessment of internal control that was conducted as of December 31, 2004.

Based on our evaluation, senior management has concluded that, as of March 31, 2005, we did not maintain effective internal control over financial reporting due to the following material weaknesses:

Ineffective Control Environment – Our control environment did not sufficiently promote effective internal control over financial reporting throughout our management structure, and this material weakness was a contributing factor in the development of other material weaknesses described below.  Principal contributing factors included the lack of adequate personnel with sufficient expertise to perform accounting functions necessary to ensure preparation of financial statements in accordance with generally accepted accounting principles, and a lack of adequate policies and procedures to enable the timely preparation of reliable financial statements, as described more fully below.

To date, we have taken the following steps to remediate this material weakness:

•      We have hired a Chief Accounting Officer with public company accounting and reporting technical expertise.

•      We have hired additional accounting staff to supplement our existing technical accounting resources.

•      We have hired a Vice President of Compliance to coordinate our internal audit and internal control compliance efforts.

•      We have implemented an internal audit outsourcing and technical consultation arrangement with a professional accounting and consulting firm.

•      We have conducted entity-level risk assessment, established an internal audit plan, and we have begun to execute that plan.

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

To date, we have taken the following steps to remediate this material weakness:

•      We have hired a Chief Accounting Officer with public company accounting and reporting technical expertise.

•      We have hired additional accounting staff to supplement our existing technical accounting resources.

•      We have hired a Vice President of Compliance to coordinate our internal audit and internal control compliance efforts.

•      We have implemented an internal audit outsourcing and technical consultation arrangement with a professional accounting and consulting firm.

•      We have conducted entity-level risk assessment, established an internal audit plan, and have begun to execute that plan.

Inadequate personnel, processes, and controls at our Southwest Business Unit – We did not have adequate personnel, policies, and procedures at our Southwest Business Unit to enable timely preparation of reliable financial information for that business unit.

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

•      We have systematized the data gathering function for the accounts payable invoices received after period end.  This accrual is now reviewed monthly by corporate accounting staff.

Inadequately designed controls and procedures over property, plant and equipment – We did not have adequately designed policies and procedures to ensure that costs associated with activities related to our facilities were properly accounted for as a capital expenditure or as a maintenance expense.  This material weakness in internal control over financial reporting resulted in a material misstatement of property, plant and equipment, and in facilities expenses.

To date, we have taken the following steps to remediate this material weakness:

•      We capitalize interest on major construction projects.  The financial reporting team in our corporate office has assumed the responsibility for calculating and recording capitalized interest related to major construction projects.

•      A periodic review meeting is now held by our Business Unit Managers to review issues with active, open construction projects.  The fixed asset accountant and all operational managers are present for these meetings.

Planned Remediation of Internal Control Weaknesses

Going forward, we expect to implement the following additional measures to strengthen our internal control processes:

•      We are implementing additional entity-level controls, including a robust disclosure review process and additional technical accounting reviews.

•      We are continuing our implementation processes of our new risk management and derivative transaction reporting software.

•      We will conduct in-depth training for all persons with coding responsibilities to ensure clear and consistent understanding of capitalization policies.

•      Through our annual certification of the design and operating effectiveness of our internal controls, we are identifying and remediating specific control gaps.

Our Audit Committee has been and expects to remain, actively involved in the remediation planning and implementation.  The Company is fully committed to remediating our material weaknesses in internal control over financial reporting, and we believe that we are taking the steps that will properly address these issues during 2005.  However, the remediation of the design of the deficient controls and the associated testing efforts are not complete, and further remediation may be required.

PART II—OTHER INFORMATION

Item 1.  Legal Proceedings

Reference is made to Note 13 of our Condensed Consolidated Financial Statements in Item 1 of this Form 10-Q.

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

MarkWest Hydrocarbon, Inc.
(Registrant)

Date: December 9, 2005	/s/ Nancy K. Masten
Nancy K. Masten
Chief Accounting Officer

Exhibit Number	Exhibit Index

31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Chief Accounting Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.3	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of the Chief Executive Officer pursuant to 18 U.S. C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of the Chief Accounting Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.3	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.