Form 10-Q
period 2005-06-30
MARKWEST HYDROCARBON INC
filed 2005-12-19
CIK 1019756

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2005

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

Yes  ☐  No  ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes  ☐  No  ☒

The registrant had 10,799,149 shares of common stock, $0.01 per share par value, outstanding as of November 30, 2005.

PART I—FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements (unaudited)
Condensed Consolidated Balance Sheets at June 30, 2005 and December 31, 2004
Condensed Consolidated Statements of Operations for the Three Months Ended June 30, 2005 and 2004
Condensed Consolidated Statements of Operations for the Six Months Ended June 30, 2005 and 2004
Condensed Consolidated Statements of Comprehensive Loss for the Three and Six Months Ended June 30, 2005 and 2004
Condensed Consolidated Statements of Cash Flows for the Six Months Ended June 30, 2005 and 2004
Condensed Consolidated Statement of Changes in Stockholders’ Equity for the Six Months Ended June 30, 2005
Notes to the Condensed Consolidated Financial Statements

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

PART I—FINANCIAL INFORMATION

Item 1.  Condensed Consolidated Financial Statements

MARKWEST HYDROCARBON, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

(in thousands, except share and per share data)

	June 30, 2005	December 31, 2004
ASSETS
Current assets:
Cash and cash equivalents	$10,378	$12,844
Restricted cash	15,000	15,000
Marketable securities	20,344	14,815
Receivables, net (including related party receivables of $117 and $44, respectively, and allowance for doubtful accounts of $304 and $249, respectively)	49,022	64,856
Inventories	18,620	11,292
Prepaid replacement natural gas	2,808	10,245
Deferred income taxes	136	25
Other current assets	3,723	1,898
Total current assets	120,031	130,975

Property, plant and equipment	376,705	342,636
Less: accumulated depreciation, depletion, amortization and impairment	(68,695)	(59,443)
Total property, plant and equipment, net	308,010	283,193

Other assets:
Investment in Starfish	42,009	—
Intangible assets, net of accumulated amortization of $7,809 and $3,640, respectively	157,812	162,001
Deferred financing costs, net of accumulated amortization of $6,878 and $5,541, respectively	12,696	13,849
Deferred contract costs, net of accumulated amortization of $234 and $78, respectively	3,016	3,172
Notes receivable from related parties	154	207
Investment in and advances to other equity investee	207	177
Total other assets	215,894	179,406

Total assets	$643,935	$593,574

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable (including related party payables of $23 and $30, respectively)	$41,665	$45,103
Accrued liabilities	27,170	30,908
Fair value of derivative instruments	952	1,057
Asset retirement obligation	450	—
Total current liabilities	70,237	77,068

Deferred income taxes	6,226	6,258
Senior notes	225,000	225,000
Long-term debt	65,000	—
Other long-term liabilities	10,048	7,487
Non-controlling interest in consolidated subsidiary	218,539	228,000
Total long-term liabilities	524,813	466,745

Commitments and contingencies (Note 13)

Stockholders’ equity:
Preferred stock, par value $0.01, 5,000,000 shares authorized, no shares outstanding	—	—
Common stock, par value $0.01, 20,000,000 shares authorized, 10,844,144 and 10,821,760 shares issued, respectively	108	108
Additional paid-in capital	50,791	51,455
Deferred compensation	(100)	—
Accumulated deficit	(1,693)	(1,623)
Accumulated other comprehensive income, net of tax	240	246
Treasury stock, 48,950 and 63,586 shares, respectively	(461)	(425)
Total stockholders’ equity	48,885	49,761

Total liabilities and stockholders’ equity	$643,935	$593,574

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

MARKWEST HYDROCARBON, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

(in thousands, except per share data)

	Three Months Ended June 30,
	2005	2004

Revenues	$141,040	$89,024

Operating expenses:
Purchased product costs	112,354	77,262
Facility expenses	10,985	5,975
Selling, general and administrative expenses	9,125	5,070
Depreciation	4,995	3,657
Amortization of intangible assets	2,095	34
Accretion of asset retirement and sublease obligations	11	—
Total operating expenses	139,565	91,998

Income (loss) from operations	1,475	(2,974)

Other income (expense):
Earnings from unconsolidated subsidiary	989	—
Interest income	321	221
Interest expense	(4,588)	(923)
Amortization of deferred financing costs (a component of interest expense)	(558)	(307)
Dividend income	96	83
Other income (expense)	148	(31)

Loss before non-controlling interest in net income of consolidated subsidiary and income taxes	(2,117)	(3,931)

Provision (benefit) for income taxes:
Current	—	126
Deferred	(802)	365
Provision (benefit) for income taxes	(802)	491

Non-controlling interest in net income of consolidated subsidiary	(294)	(1,946)

Net loss	$(1,609)	$(6,368)

Net loss per share:
Basic	$(0.15)	$(0.60)
Diluted	$(0.15)	$(0.60)

Weighted average number of outstanding shares of common stock:
Basic	10,782	10,681
Diluted	10,867	10,681

Cash dividend per common share	$0.10	$0.023

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

MARKWEST HYDROCARBON, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

(in thousands, except per share data)

	Six Months Ended June 30,
	2005	2004

Revenues	$279,393	$182,724

Operating expenses:
Purchased product costs	217,053	152,750
Facility expenses	20,245	12,061
Selling, general and administrative expenses	17,227	10,385
Depreciation	9,736	7,185
Amortization of intangible assets	4,190	68
Accretion of asset retirement and sublease obligations	21	—
Total operating expenses	268,472	182,449

Income from operations	10,921	275

Other income (expense):
Earnings from unconsolidated subsidiary	990	—
Interest income	570	356
Interest expense	(8,293)	(2,053)
Amortization of deferred financing costs (a component of interest expense)	(1,094)	(614)
Dividend income	188	83
Other income (expense)	235	(5)

Income (loss) before non-controlling interest in net income of consolidated subsidiary and income taxes	3,517	(1,958)

Provision (benefit) for income taxes:
Current	—	112
Deferred	(32)	325
Provision (benefit) for income taxes	(32)	437

Non-controlling interest in net income of consolidated subsidiary	(3,619)	(3,255)

Net loss	$(70)	$(5,650)

Net loss per share:
Basic	$(0.01)	$(0.53)
Diluted	$(0.01)	$(0.53)

Weighted average number of outstanding shares of common stock:
Basic	10,774	10,628
Diluted	10,886	10,628

Cash dividend per common share	$0.175	$0.477

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

MARKWEST HYDROCARBON, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(UNAUDITED)

(in thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004

Net loss	$(1,609)	$(6,368)	$(70)	$(5,650)

Other comprehensive income (loss), net of tax:
Unrealized gains (losses) on commodity derivatives accounted for as hedges, net of income tax provision (benefit) of $420, $(213), $(122), and $471, respectively	556	(347)	(197)	768
Unrealized gains (losses) on marketable securities, net of income tax provision (benefit) of $166, $(172), $115, and $(227), respectively	275	(280)	191	(370)
Total other comprehensive income (loss)	831	(627)	(6)	398

Comprehensive loss	$(778)	$(6,995)	$(76)	$(5,252)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

MARKWEST HYDROCARBON, INC.

CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN

STOCKHOLDERS’ EQUITY

(UNAUDITED)

(in thousands)

	Shares of Common Stock	Shares of Treasury Stock	Common Stock	Additional Paid-In Capital	Deferred Compensation	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Total Stockholders’ Equity

Balance, December 31, 2004	10,822	(64)	$108	$51,455	$—	$(1,623)	$246	$(425)	$49,761

Stock option exercises	22	—	—	66	—	—	—	—	66

Issuance of restricted stock	—	7	—	77	(134)	—	—	57	—

Amortization of deferred stock-based compensation	—	—	—	—	34	—	—	—	34

Cashless stock options	—	—	—	979	—	—	—	—	979

Treasury stock acquired	—	(7)	—	—	—	—	—	(161)	(161)

Contribution of treasury shares to 401(k) benefit plan	—	15	—	100	—	—	—	68	168

Net loss	—	—	—	—	—	(70)	—	—	(70)

Other comprehensive loss	—	—	—	—	—	—	(6)	—	(6)

Dividends paid	—	—	—	(1,886)	—	—	—	—	(1,886)

Balance, June 30, 2005	10,844	(49)	$108	$50,791	$(100)	$(1,693)	$240	$(461)	$48,885

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

MARKWEST HYDROCARBON, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

(in thousands)

	Six Months Ended June 30,
	2005	2004
Cash flows from operating activities:
Net loss	$(70)	$(5,650)
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	9,736	7,185
Amortization of intangible assets	4,190	68
Amortization of gas purchase contract	156	—
Amortization of deferred financing costs	1,094	614
Accretion of asset retirement and sublease obligation	21	—
Gain from sale of property, plant and equipment	(161)	(42)
Gain from sale of marketable securities	(56)	—
Imputed interest on debt securities	(52)	—
Restricted unit compensation expense	665	344
Restricted stock compensation expense	34	—
Stock option compensation expense	979	1,026
Participation Plan compensation expense	2,790	489
Contribution of treasury shares to 401(k) benefit plan	168	89
Equity in (earnings) losses of unconsolidated subsidiaries	(351)	18
Non-controlling interest in net income of consolidated subsidiary	3,619	3,255
Unrealized (gains) losses on derivative instruments	(734)	732
Deferred income taxes	(32)	325
Changes in operating assets and liabilities:
Decrease in receivables	15,834	748
Increase in inventories	(7,328)	(3,564)
Decrease in prepaid replacement natural gas	7,437	5,676
(Increase) decrease in other current assets	(1,825)	97
Increase (decrease) in accounts payable and accrued liabilities	(10,802)	9,928
Increase in other long-term liabilities	200	—
Net cash flow provided by operating activities	25,512	21,338

Cash flows from investing activities:
Purchase of marketable securities	(8,725)	(11,745)
Proceeds from the sale of marketable securities	3,603	—
Starfish acquisition	(41,688)	—
Hobbs Lateral acquisition	—	(2,275)
Capital expenditures	(31,442)	(7,813)
Proceeds from sale of assets	162	195
Proceeds from financing lease receivable	—	133
Other	—	8
Net cash used in investing activities	(78,090)	(21,497)

Cash flows from financing activities:
Collection of related party notes receivable	53	—
Proceeds from long-term debt	65,000	3,000
Repayment of long-term debt	—	(43,000)
Debt issuance and registration costs	(95)	—
Proceeds from MarkWest Energy Partners’ secondary public offering	—	44,103
Distributions to MarkWest Energy Partners’ unitholders	(12,865)	(6,110)
Exercise of stock options	66	1,380
Purchase of treasury shares	(161)	(36)
Payment of dividends	(1,886)	(5,045)
Net cash provided by (used in) financing activities	50,112	(5,708)

Net decrease in cash and cash equivalents	(2,466)	(5,867)
Cash and cash equivalents at beginning of period	12,844	42,144
Cash and cash equivalents at end of period	$10,378	$36,277

(continued)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

MARKWEST HYDROCARBON, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS, Continued

(UNAUDITED)

(in thousands)

	Six Months Ended June 30,
	2005	2004
Supplemental cash flow information:
Cash paid for interest, net of amounts capitalized	$8,013	$2,077
Cash paid for income taxes	$523	$—
Non-cash investing and financing activities:
Construction projects in progress obligation	$7,040	$179

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

MARKWEST HYDROCARBON, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

1.             Organization

MarkWest Hydrocarbon, Inc. (“MarkWest Hydrocarbon” or the “Company”) manages MarkWest Energy Partners, L.P. (“MarkWest Energy Partners” or the “Partnership”), a publicly traded master limited partnership engaged in the gathering, processing and transmission of natural gas; the transportation, fractionation and storage of natural gas liquids (“NGLs”); and the gathering and transportation of crude oil.  The Company also markets natural gas and NGLs. MarkWest Hydrocarbon and MarkWest Energy Partners provide services primarily in Appalachia, Michigan, East Texas, Western Oklahoma and other areas of the Southwest.  The Company significantly expanded its natural gas activities through eight acquisitions completed by MarkWest Energy Partners in 2003, 2004 and 2005.

2.             Basis of Presentation

The condensed consolidated financial statements include the accounts of MarkWest Hydrocarbon and its subsidiaries, including MarkWest Energy Partners (collectively “MarkWest Hydrocarbon” or the “Company”). Through consolidation, MarkWest Hydrocarbon has eliminated all significant intercompany accounts and transactions.  Equity investments in which the Company exercises significant influence but does not control and is not the primary beneficiary are accounted for using the equity method. The Company regularly reviews its investments to determine whether a decline in fair value below the cost basis is other than temporary.  The Company’s accounting policy requires it to evaluate operating losses (if any), credit defaults and other factors that may indicate a decrease in value of the investment that is other than temporary.  The primary factors the Company considers in its determination of an impairment that is other than temporary are the length of time that the fair value of the investment is below the Company’s carrying value and the financial condition, operating performance and near-term prospects of the investee. In addition, the Company considers the reason for the decline in fair value, be it general market conditions, industry-specific or investee-specific; and the Company’s intent and ability to hold the investment for a period of time sufficient to allow for a recovery in fair value.  The Company evaluates fair value based on specific information (valuation methodologies, financial statements, estimates of appraisals, etc.). Lack of a public market price for the Company’s current investments means it uses its best estimates and assumptions to arrive at the estimated fair value of such investment. If the decline in fair value is deemed to be other than temporary, the cost basis of the security is written down to fair value.  The Company’s assessment of the foregoing factors involves a high degree of judgment and, accordingly, actual results may differ materially from the Company’s estimates and judgments.

These financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial reporting.  The year-end condensed consolidated balance sheet data was derived from audited financial statements.  In management’s opinion, we have made all adjustments necessary for a fair presentation of the Company’s results of operations, financial position and cash flows for the periods shown.  These adjustments are of a normal recurring nature. In addition to reviewing these condensed  consolidated financial statements and accompanying notes, you should also consult the audited financial statements and notes that make up the Company’s December 31, 2004 Annual Report on Form 10-K.  Finally, results for the six months ended June 30, 2005 are not necessarily indicative of results for the full year 2005, or for any other future period.

3.             Recent Accounting Pronouncements

                In December 2004, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (“SFAS”) No. 123 (revised 2004), Share-Based Payment (“SFAS No. 123 (R)”).  This statement addresses the accounting for share-based payment transactions in which an enterprise receives employee services in exchange for (a) equity instruments of the enterprise, or (b) liabilities that are based on the fair value of the enterprise’s equity instruments or that may be settled by the issuance of such equity instruments.  SFAS No. 123(R) requires an entity to recognize the grant-date fair-value of stock options and other equity-based compensation issued to employees in the income statement.  The revised Statement generally requires that an entity account for those transactions using the fair-value-based method, and eliminates the intrinsic value method of accounting in Accounting Principles Board Opinion (“APB”) No. 25, Accounting for Stock Issued to Employees, which was permitted under SFAS No. 123, as originally issued.  The revised Statement requires entities to disclose information about the nature of the share-based payment transactions and the effects of those transactions on the financial statements.  SFAS 123(R) is effective for public companies for the first fiscal year beginning after December 15, 2005.  All public companies must use either the modified prospective or the modified retrospective transition method.  On March 29, 2005, the SEC staff issued Staff Accounting Bulletin (“SAB”) No. 107, “Share-Based Payment” to express the views of the staff regarding the interaction between SFAS No. 123(R) and certain SEC rules and regulations and to provide the staff’s views regarding the valuation of share-based payment arrangements for public companies.  The Company will take into consideration the additional guidance provided by SAB 107 in connection with the implementation of SFAS No. 123(R).  The Company has not yet evaluated the impact of the adoption of this pronouncement, which must be adopted in the first quarter of calendar year 2006.

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

The Company’s 1996 Stock Incentive Plan and 1996 Non-employee Director Stock Plan

Stock Options

Stock options are issued under the Company’s 1996 Stock Incentive Plan and 1996 Non-employee Director Stock Option Plan.  The plans allow for the exercise of stock options using the cashless method, but only at the discretion of the Company.  Under a cashless exercise, the Company withholds those shares that otherwise would be issued upon the exercise of the option, the number of shares with a fair market value equal to the option exercise price and remits the remaining shares to the employees.  Prior to April 2004, the Company did not allow participants to exercise their stock options using the cashless method.  Accordingly, compensation expense was not recognized for stock options granted unless the options were granted at an exercise price less than the quoted market price of the Company on the grant date.  In April 2004, the Company changed its policy to allow participants to exercise their stock options using the cashless method.  Under APB 25, Accounting for Stock Issued to Employees, a fixed stock option plan that permits the use of a cashless exercise becomes variable if a pattern of exercising the stock options using the cashless method is demonstrated.  As a result, in April 2004, the Company was required to account for stock options issued under the plans as variable awards.  Compensation expense for stock options issued as variable awards is measured as the difference in the market value of the Company’s common stock and the exercise price of the stock options.  The difference is amortized into earnings over the period of service as the options vest, adjusted quarterly for the change in the fair value of the unvested stock options awarded.  Increases or decreases in the market value of the Company’s common stock between April 2004 and the end of each reporting period result in a change in the measure of compensation for vested awards, which is reflected currently in operations in selling, general and administrative expenses.  The Company recorded compensation expense for options granted under the plans accounted for as variable awards of $0.3 million and $1.0 million for the three and six months ended June 30, 2005, respectively and $0.7 million for the three and six months ended June 30, 2004.

During the three and six months ended June 30, 2005, recipients exercised their options to purchase an aggregate 5,771 and 30,665 shares of the Company’s common stock, respectively.  During the three and six months ended June 30, 2005, recipients exercised options for 1,430 and 21,377 shares using the cashless method, respectively, resulting in the net issuance of 909 and 13,091 shares of common stock, respectively. During the three and six months ended June 30, 2004, recipients exercised their options to purchase an aggregate of 118,403 and 193,000 shares of the Company’s common stock, respectively.  During the three and six months ended June 30, 2004, recipients exercised options for 46,437 shares using the cashless method resulting in the net issuance of 17,537 shares of common stock.

During the three months ended March 31, 2004, two officers resigned from the Company.  As the former officers continued to serve on the Company’s Board of Directors, the Company agreed that the individual’s stock options would continue to vest and be exercisable in accordance with the original vesting and exercise provisions.  As a result of the modification to the stock options for these officers, the outstanding stock options are to be accounted for as variable awards and, as a result, the Company recorded compensation expense of $0.4 million for the three months ended June 30, 2004, measured as the difference in the market value of the Company’s common stock on the date the officer’s status changed and the strike price of the outstanding stock options.  These charges are included in selling, general and administrative expenses.

Restricted Stock

The Company also issues restricted stock under its 1996 Stock Incentive Plan and 1996 Non-employee Director Stock Option Plan.  In accordance with APB No. 25, the Company applies fixed accounting for the plan. As a result, since the restricted stock is granted for no consideration, compensation expense is recognized on the date of grant, and is equal to the difference between the market price of the Company’s common stock and the grant price.  The fair value of the stock awarded is amortized into earnings over the period of service.  The restricted stock vests over a stated period.  During the six months ended June 30, 2005, the Company granted 6,973 shares of restricted stock.  The Company recorded compensation expense of less than $0.1 million for both the three and six months ended June 30, 2005.  The Company recorded no compensation expense for the three and six months ended June 30, 2004.  These charges are included in selling, general and administrative expenses.

Participation Plan

The Company has also entered into arrangements with certain of its directors and employees.  These arrangements are referred to as the Participation Plan.  Under the Participation Plan, the Company sells subordinated partnership units of the Partnership and interests in the Partnership’s general partner to employees and directors of the Company under a purchase and sale agreement.  In accordance with the provisions of APB No. 25, Accounting for Stock Issued to Employees, and EITF No. 95-16, Accounting for Stock Compensation Arrangements with Employer Loan Features, the Participation Plan is accounted for as a variable plan.  Since the employee and director are 100% vested on the date they purchase the subordinated units or general partner interest, compensation expense for the subordinated units is measured as the difference in the market value of the subordinated Partnership units and the amount paid by those individuals.  Compensation related to the general partner interest is calculated as the difference in the formula value and the amount paid by those individuals.  The formula value is the amount MarkWest Hydrocarbon would have to pay the directors and employees to repurchase the general partners’ interests and is based on the current market value of the Partnership’s common units and the current quarterly distribution paid by the Partnership.  Increases or decreases in the market value of the subordinated units and the formula value of the general partner interests between the date they are acquired and the end of each reporting period result in a change in the measure of compensation.  This is reflected currently in operations.  The Company recorded compensation expense of $1.2 million and $0.1 million for the three months ended June 30, 2005 and 2004, respectively and compensation expense of $2.8 million and $0.5 million for the six months ended June 30, 2005 and 2004, respectively.  These charges are included in selling, general and administrative expense.

MarkWest Energy Partners Long-Term Incentive Plan

                The Partnership issues restricted units under the MarkWest Energy Partners, L.P. Long-Term Incentive Plan.  A restricted unit is a “phantom” unit that entitles the grantee to receive a common unit upon the vesting of the phantom unit; or, at the discretion of the Compensation Committee, cash equivalent to the market value of a common unit.  In accordance with APB No. 25, the Partnership applies variable accounting for the plan because a phantom unit is an award to employees entitling them to increases in the market value of the Partnership’s units subsequent to the date of grant without actually issuing units to the employees—similar to a stock appreciation right.  As a result, the Partnership is required to mark to market the awards at the end of each reporting period.  Compensation expense is measured for the phantom unit grants using the market price of MarkWest Energy Partner’s common units on the date the units are granted.  The fair value of the units awarded is amortized into earnings over the period of service, adjusted quarterly for the change in the fair value of the unvested units granted.  The phantom units vest over a stated period.  For certain employees, vesting is accelerated if certain performance measures are met.  The accelerated vesting criteria provisions are based on annualized distribution goals.  If the Partnership’s distributions are at or above the goal for a certain number of consecutive quarters, vesting of the employee’s phantom units is accelerated.  The vesting of any phantom units may not occur, however, until at least one year following the date of grant.  The general partner of the Partnership may also elect to accelerate the vesting of outstanding awards, which results in an immediate charge to operations for the unamortized portion of the award.  The Partnership recorded compensation expense of $0.5 million and compensation income of less than $0.1 million for the three months ended June 30, 2005 and 2004, respectively, and compensation expense of $0.7 million and $0.3 million for the six months ended June 30, 2005 and 2004, respectively.

                Had compensation cost for the Company’s stock-based compensation plans been determined based on the fair value at the grant dates under those plans consistent with the method prescribed by SFAS No. 123, our net loss and net loss per share would have been revised to the pro forma amounts listed below:

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004

Net loss, as reported	$(1,609)	$(6,368)	$(70)	$(5,650)
Add: compensation expense included in reported net loss, net of related tax effect	1,297	783	3,052	2,008
Deduct: total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effect	(1,116)	(98)	(2,405)	(994)
Pro forma net income (loss)	$(1,428)	$(5,683)	$577	$(4,636)

Net income (loss) per share:
Basic:
As reported	$(0.15)	$(0.60)	$(0.01)	$(0.53)
Pro forma	$(0.13)	$(0.53)	$0.05	$(0.44)
Diluted:
As reported	$(0.15)	$(0.60)	$(0.01)	$(0.53)
Pro forma	$(0.13)	$(0.53)	$0.05	$(0.44)

5.             Marketable Securities

Marketable securities are classified as available-for-sale and stated at market based on the closing price of the securities at the balance sheet date.  Accordingly, unrealized gains or temporary losses are reflected in other comprehensive income, net of applicable income taxes.  For losses that are other than temporary, the cost basis of the securities is written down to fair value, and the amount of the write down is reflected in the statement of operations. The Company utilizes a first-in first-out cost basis to compute realized gains and losses.  Realized gains and losses, dividends, interest income, and the amortization of discounts and premiums are reflected in earnings.

The following are the components of marketable securities (in thousands):

June 30, 2005	Cost Basis	Unrealized gains	Unrealized losses	Recorded Basis
Equity securities:
Master limited partnership unit securities	$5,498	$1,213	$(4)	$6,707
Fixed maturities:
Mortgage backed securities (due after one year through five years)	13,724	—	(87)	13,637
Total marketable securities, classified as current	$19,221	$1,213	$(91)	$20,344

December 31, 2004	Cost Basis	Unrealized gains	Unrealized losses	Recorded Basis
Equity securities:
Master limited partnership units	$5,248	$872	$(19)	$6,101
Fixed maturities:
Mortgage backed securities (due after one year through five years)	8,750	10	(46)	8,714
Total marketable securities, classified as current	$13,998	$882	$(65)	$14,815

At June 30, 2005, unrealized gains of $1.2 million relate primarily to investments in equity securities of domestic energy partnerships.  Unrealized losses of $0.1 million relate primarily to mortgage backed securities and are primarily attributable to changes in interest rates.  Net unrealized gains on marketable securities of $0.2 million, net of the related tax effect of $0.1 million, are reflected as a component of other comprehensive loss at June 30, 2005.

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

6.             Income Taxes

                The Company accounts for income taxes under the asset and liability method pursuant to SFAS No. 109, Accounting for Income Taxes. Under SFAS No. 109, deferred income taxes are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax basis and net operating loss and credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect of any tax rate change on deferred taxes is recognized as income in the period that includes the enactment date of the tax rate change.  Realizability of deferred tax assets is assessed and, if not more likely than not, a valuation allowance is recorded to write down the deferred tax assets to their net realizable value. The Company bases the effective corporate tax rate for interim periods on the estimated annual effective corporate tax rate.  Income tax benefit totaled $0.8 million and less than $0.1 million for the three and six months ended June 30, 2005, respectively, resulting in an effective tax rate of 31.7%.  Income tax expense totaled $0.5 million and $0.4 million for the three and six months ended June 30, 2004, respectively, resulting in an effective income tax rate of (8.4)%.

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

	Six Months Ended June 30, 2005
	MarkWest Hydrocarbon	Starfish	Adjustments(1)	Total
	(in thousands, except per share data)
Revenue	$279,393	$—	$—	$279,393
Net income (loss)	$(70)	$984	$(957)	$(43)
Net income (loss) per share:
Basic	$(0.01)			$0.00
Diluted	$(0.01)			$0.00

	Three Months Ended June 30, 2004
	MarkWest Hydrocarbon	East Texas	Starfish	Adjustments(1)	Total
	(in thousands, except per share data)
Revenue	$89,024	$9,248	$—	$—	$98,272
Net income (loss)	$(6,368)	$3,368	$1,018	$(4,640)	$(6,622)
Net loss per share:
Basic	$(0.60)				$(0.62)
Diluted	$(0.60)				$(0.62)

	Six Months Ended June 30, 2004
	MarkWest Hydrocarbon	East Texas	Starfish	Adjustments(1)	Total
	(in thousands, except per share data)
Revenue	$182,724	$17,106	$—	$—	$199,830
Net income (loss)	$(5,650)	$7,227	$2,092	$(9,695)	$(6,026)
Net loss per share:
Basic	$(0.53)				$(0.57)
Diluted	$(0.53)				$(0.57)

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

                The Company has receivables due from MAK-J, representing its share of operating and capital costs generated in the normal course of business, of $0.1 million and less than $0.1 million as of June 30, 2005, and December 31, 2004, respectively. The Company also has payables to MAK-J, representing its share of revenues generated in the normal course of business, of less than $0.1 million as of both June 30, 2005, and December 31, 2004.

                Immediately after the Partnership’s initial public offering on May 24, 2002, MarkWest Hydrocarbon sold an 8.6% interest in the general partner of the Partnership and 24,864 of its Partnership subordinated units, to certain officers of MarkWest Hydrocarbon for a total purchase price of $0.6 million.  The officers and employees paid approximately 30% of the purchase price in cash, or $0.2 million, and financed the remainder, approximately $0.4 million, with notes payable to MarkWest Hydrocarbon.  The non-recourse promissory notes requires that the principal balance is to be repaid no later than June 30, 2009 and the notes bear interest at the rate of 7% per annum on the unpaid balance.  Outstanding notes receivable from two officers pertaining to the loans made in May 2002 were approximately $0.2 million as of June 30, 2005.  Outstanding notes receivable from two officers and one former officer were approximately $0.2 million at December 31, 2004.  In the second quarter of 2005, a former officer paid off the outstanding balance on his loan for less than $0.1 million.

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

                The Partnership reviewed current laws and regulations governing obligations for asset retirements as well as leases.  Based on that review, the Partnership identified certain land leases in East Texas that contain provisions requiring the Partnership to return the land to its original condition upon the termination of the lease.  Based on the review of the leases, the Partnership recorded an asset retirement obligation of $0.4 million during the year ended December 31, 2004, using an estimated average term of the leases of 25 years.  For both the three and six months ended June 30, 2005, accretion expense was less than $0.1 million.  At June 30, 2005, the asset retirement obligation was $0.4 million.

                In accordance with SFAS No. 143, the Partnership has identified certain assets that have an indeterminate life, and thus a future retirement obligation is not determinable.  These assets include certain pipelines and processing plants.  A liability for these asset retirement obligations will be recorded when a fair value is determinable.

                The asset retirement obligation associated with the Partnership’s remaining facilities was insignificant, and so was not recognized in the financial statements.

                In October 2003, the Board of Directors of the Company’s general partner approved a plan to shut down the Partnership’s existing Cobb processing facility and construct a replacement facility. Construction of the new facility was completed in the first quarter of 2005.  During the fourth quarter of 2003, the Partnership estimated the amount of the asset retirement obligation associated with the decommissioning and dismantlement of the old Cobb facility to be $0.5 million, and, accordingly, the Partnership recorded a related current liability.  The Partnership expects to complete the decommissioning and dismantlement of the old Cobb facility in the fourth quarter of 2005.  At June 30, 2005, the asset retirement obligation was $0.5 million.

                At June 30, 2005 and 2004, there were no assets legally restricted for purposes of settling asset retirement obligations.

                The following is a reconciliation of the Company’s asset retirement obligation activity for the six months ended June 30, 2005 (in thousands):

Asset retirement obligation as of December 31, 2004	$892
Accretion	17
Asset retirement obligation as of June 30, 2005	$909

Current	$450
Long-term	459
Asset retirement obligation as of June 30, 2005	$909

10.          Property, Plant and Equipment

                Property, plant and equipment consists of:

	June 30, 2005	December 31, 2004
	(in thousands)
Property, plant and equipment:
Gas gathering facilities	$182,843	$160,763
Gas processing plants	58,617	56,239
Fractionation and storage facilities	22,778	22,112
Natural gas pipelines	38,167	38,167
Crude oil pipelines	19,447	18,499
NGL transportation facilities	4,425	4,381
Furniture, office equipment and other	3,743	4,113
Land, buildings and other equipment	10,031	9,418
Construction in progress	36,654	28,944
	376,705	342,636
Less: Accumulated depreciation	(68,695)	(59,443)
Total property, plant and equipment, net	$308,010	$283,193

                For the three and six months ended June 30, 2005, the Company capitalized interest on construction in progress, including amortization of deferred financing costs, of $0.4 million and $1.0 million, respectively. For the three and six months ended June 30, 2004, the Company capitalized interest on construction in progress, including amortization of deferred financing costs, of less than $0.1 million for each period, respectively.

11.          Dividends to Shareholders

                On April 28, 2005, our Board of Directors declared a quarterly cash dividend of $0.10 per share.  This represented an increase of $0.075 per share from the same period of 2004, payable on May 23, 2005, to the stockholders of record as of the close of business on May 16, 2005.  The ex-dividend date was May 12, 2005.

                On July 22, 2005, our Board of Directors declared a quarterly cash dividend of $0.10 per share.  This represented an increase of $0.075 per share from the same period of 2004, payable on August 22, 2005, to the stockholders of record as of the close of business on August 15, 2005.  The ex-dividend date was August 11, 2005.

                The Board continues to support its objective of maintaining a regular quarterly dividend, but cautions that any such future declaration will be dependent upon our financial performance.

12.          Segment Reporting

                Our operations are classified into two reportable segments:

(1)          MarkWest Energy Partners — The Partnership is engaged in the gathering, processing and transmission of natural gas; the transportation, fractionation and storage of natural gas liquids; and the gathering and transportation of crude oil.

(2)          MarkWest Hydrocarbon Standalone — The Company sells its equity and third-party NGLs, purchases third-party natural gas, and sells its equity and third-party natural gas.  Since February 2004, the Company is also engaged in the wholesale marketing of propane. MarkWest Hydrocarbon Standalone operates MarkWest Energy Partners, a publicly traded limited partnership.

                The accounting policies the Company applies in the preparation of business segment information are generally the same as those described in Note 2 to the Consolidated Financial Statements in our December 31, 2004, Annual Report on Form 10-K.  An exception is that certain items below the “Income before non-controlling interest in net income of consolidated subsidiary and income taxes” line are not allocated to business segments as they are not considered by management in its evaluation of business unit performance.

                The table below presents information about income before non-controlling interest in net income of consolidated subsidiary and income taxes for the reported segments for the three and six months ended June 30, 2005 and 2004. Selling, general and administrative expenses are allocated to the segments based on direct expenses incurred by the segments, or allocated based on the percent of time that employees devote to the segment in accordance with the Partnership’s services agreement with the Company.

	MarkWest Hydrocarbon Standalone	MarkWest Energy Partners	Eliminating Entries	Total
	(in thousands)
Three Months Ended June 30, 2005:
Revenues	$52,786	$102,960	$(14,706)	$141,040
Purchased product costs	47,729	73,862	(9,237)	112,354
Facility expenses	5,094	11,360	(5,469)	10,985
Selling, general and administrative expenses	2,814	6,311	—	9,125
Depreciation	419	4,576	—	4,995
Amortization of intangible assets	—	2,095	—	2,095
Accretion of asset retirement and sublease obligations	2	9	—	11
Income (loss) from operations	(3,272)	4,747	—	1,475

Equity in earning of unconsolidated subsidiary	(1)	990		989
Interest income	258	63	—	321
Interest expense	(30)	(4,558)	—	(4,588)
Amortization of deferred financing costs (a component of interest expense)	(61)	(497)	—	(558)
Dividend income	96	—	—	96
Other income (expense)	222	(74)	—	148
Income (loss) before non-controlling interest in net income of consolidated subsidiary and income taxes	$(2,788)	$671	$—	$(2,117)
June 30, 2005:
Cash, cash equivalents and restricted cash	$12,175	$13,203	$—	$25,378
Marketable securities	20,344	—	—	20,344
Current assets	75,548	44,483	—	120,031
Current liabilities	26,968	43,269	—	70,237
Total assets	80,577	563,358	—	643,935
Total debt	—	290,000	—	290,000

Three Months Ended June 30, 2004:
Revenues	$37,286	$65,659	$(13,921)	$89,024
Purchased product costs	35,620	49,371	(7,729)	77,262
Facility expenses	5,841	6,326	(6,192)	5,975
Selling, general and administrative expenses	2,945	2,125	—	5,070
Depreciation	356	3,301	—	3,657
Amortization of intangible assets	—	34	—	34
Income (loss) from operations	(7,476)	4,502	—	(2,974)

Interest income	207	14	—	221
Interest expense	(8)	(915)	—	(923)
Amortization of deferred financing cost (a component of interest expense)	8	(315)	—	(307)
Dividend income	83	—	—	83
Other expense	(7)	(24)	—	(31)
Income (loss) before non-controlling interest in net income of consolidated subsidiary and income taxes	$(7,193)	$3,262	$—	$(3,931)
June 30, 2004:
Cash, cash equivalents and restricted cash	$27,406	$8,871	$—	$36,277
Marketable securities	13,875	—	—	13,875
Current assets	61,652	27,570	—	89,222
Current liabilities	24,122	112,361	—	136,483
Total assets	65,050	217,470	—	282,520
Total debt	—	86,200	—	86,200

	MarkWest Hydrocarbon Standalone	MarkWest Energy Partners	Eliminating Entries	Total
	(in thousands)
Six Months Ended June 30, 2005:
Revenues	$117,307	$192,597	$(30,511)	$279,393
Purchased product costs	101,550	134,647	(19,144)	217,053
Facility expenses	10,921	20,691	(11,367)	20,245
Selling, general and administrative expenses	6,277	10,950	—	17,227
Depreciation	834	8,902	—	9,736
Amortization of intangible assets	—	4,190	—	4,190
Accretion of asset retirement and sublease obligations	2	19	—	21
Income (loss) from operations	(2,277)	13,198	—	10,921

Equity in earnings of unconsolidated subsidiaries	—	990	—	990
Interest income	440	130	—	570
Interest expense	(61)	(8,232)	—	(8,293)
Amortization of deferred financing costs (a component of interest expense)	(122)	(972)	—	(1,094)
Dividend income	188	—	—	188
Other income (expense)	413	(178)	—	235
Income (loss) before non-controlling interest in net income of consolidated subsidiary and income taxes	$(1,419)	$4,936	$—	$3,517

Six Months Ended June 30, 2004:
Revenues	$81,678	$129,484	$(28,438)	$182,724
Purchased product costs	71,471	97,224	(15,945)	152,750
Facility expenses	11,938	12,616	(12,493)	12,061
Selling, general and administrative expenses	5,362	5,023	—	10,385
Depreciation	739	6,446	—	7,185
Amortization of intangible assets	—	68	—	68
Income (loss) from operations	(7,832)	8,107	—	275

Interest income	335	21	—	356
Interest expense	(9)	(2,044)	—	(2,053)
Amortization of deferred financing cost (a component of interest expense)	9	(623)	—	(614)
Dividend income	83	—	—	83
Other income (expense)	33	(38)	—	(5)
Income (loss) before non-controlling interest in net income of consolidated subsidiary and income taxes	$(7,381)	$5,423	$—	$(1,958)

13.          Commitments and Contingencies

                Legal

                The Company and several of its affiliates were served earlier this year with two lawsuits presently under the jurisdiction of the U.S. District Court for the Eastern District of Kentucky, Pikeville Division.  In early November 2005, the Company was served with an additional lawsuit filed in Floyd County Circuit Court, Kentucky, adding five new claimants, essentially alleging the same facts and claims as the earlier two suits.  These suits are for third-party claims of property and personal injury damages sustained as a consequence of a NGL pipeline leak and an ensuing explosion and fire that occurred on November 8, 2004 from a natural gas pipeline, owned by an unrelated business entity, and leased and operated by the Partnership’s subsidiary, MarkWest Energy Appalachia, LLC.  The pipeline transports NGLs from the Maytown gas processing plant to the Partnership’s Siloam fractionator. An ignition and fire from the leaked vapors resulted in property damage to five homes and injuries to some of the residents.  The cause of the pipeline split, resulting leak, explosion, and fire is being investigated by the pipeline owner, the U.S. Department of Transportation, Office of Pipeline Safety (“OPS”), and the Partnership.

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

                Pursuant to OPS regulation mandates and to a Corrective Action Order issued by the OPS immediately after the incident, pipeline and valve integrity evaluation, testing, and repair efforts were required and conducted on the affected pipeline segment before service could be resumed.  Partial return to service of the affected pipeline occurred in October 2005.  The Company and the Partnership have filed an independent action against their All-Risk Property and Business Interruption insurance carriers as a result of their refusal to honor their insurance coverage obligation for providing the Company and the Partnership insurance payments for certain expenses.  These expenses related to the Partnership’s internal expenses and costs incurred for damage to, and loss of use of, the pipeline, equipment, products, the extra transportation costs incurred for transporting the liquids while the pipeline was out of service, the reduced volumes of liquids that could be processed, and the costs of complying with the OPS Corrective Action Order (hydrostatic testing, repair/replacement and other pipeline integrity assurance measures).  These expenses and costs have been expensed as incurred and any potential recovery from the All-Risks Property and Business Interruption insurance carriers will be treated as “other income” if and when they are received.  The Company has not provided for a receivable related to these claims because of the uncertainty as to whether and how much the Company and the Partnership will ultimately recover under the All-Risks Property and Business Interruption insurance policies.  The Company and the Partnership have also asserted that the costs associated with such testing, replacement and repair are also subject to an equitable sharing arrangement with the owner of the pipeline, pursuant to the terms of the pipeline lease agreement.

The Company has also been involved in a lawsuit captioned Ross Bros. Construction v. MarkWest Hydrocarbon, Inc., (U.S. District Court Eastern District of Kentucky, Ashland Division, Civ. Action No. 01-CV-205).  This lawsuit involved the construction of the Siloam, Kentucky plant and a dispute as to the monetary value of additional work beyond the contract’s lump sum price performed by the contractor.  This lawsuit involved a claim of approximately $0.7 million in extra costs.  The Company was recently granted Summary Judgment on its defense asserting accord and satisfaction.  In August 2005, Plaintiffs filed an appeal of the Summary Judgment to the U.S. Court of Appeals for the 6th Circuit.  The Company believes that while it is not able to predict the ultimate outcome of this matter, based on the Court’s discussion on the grant of the summary judgment and denial of Ross Brothers’ motion for reconsideration, it is probable that the Company will prevail in the appeal. As a result, the Company and the Partnership have not provided for a loss contingency.

The Company has also been involved in an arbitration proceeding captioned Kevin Stowe and Scott Daves v. MarkWest Hydrocarbon, Inc., American Arbitration Association arbitration, Case No. 77 168 Y 0052 05 BEAH, Denver, Colorado, 2005.  Claimants filed an arbitration proceeding against the Company seeking further payments out of a dispute and settlement over interests in certain natural gas wells in Colorado.  The Company had transferred, via a purchase and sale agreement, any liability for any payments out of the settlement it had reached with claimants to a third-party in the sale of certain of the Company’s oil and gas property interests.  The Company has been in communication with the third-party purchaser, and the third-party purchaser has admitted it has those liabilities under the purchase and sale agreement, and the Company believes the earlier settlement with the claimants precludes any of their claims.  The Company does not believe there are material liabilities associated with this claim.  As a result, the Company has not provided for a loss contingency.

                In September 2005, a lawsuit captioned C.F. Qualia Operating, Inc. v. MarkWest Pinnacle, L.P., (District

Court of Midland, Texas, 385th Judicial District, Cause No. CV-45188, was served on the Partnership’s subsidiary, MarkWest Pinnacle, L.P., alleging breach of contract, fraud and breach of implied duty of good faith with respect to a dispute on volumes of gas purchased by the Partnership under a gas purchase agreement.  Under the gas purchase agreement, MarkWest Energy Partners paid the Plaintiff based on volumes of gas measured at the wellhead (delivery point).  Plaintiff claims that it is entitled to a prorated portion of any system gain that is to be paid for more gas than it actually sold and delivered to the Partnership.  MarkWest Energy Partners has filed an Answer to the Complaint, denying Plaintiff’s allegations and has asserted a counter-claim for declaratory judgment on the contract terms as being clear and unambiguous as to payment being limited to those volumes measured at the wellhead, that Plaintiff’s claims are without merit, and that the Partnership also may have overpaid Plaintiff based on, among other things, the wet versus dry Btu measurements.  Discovery has just begun and, at this time, the Partnership is not able to predict the ultimate outcome of this matter.  As a result, the Partnership has not provided for a loss contingency.

                In the ordinary course of business, the Company is a party to various other legal actions.  In the opinion of management, none of these actions, either individually or in the aggregate, will have a material adverse effect on the Company’s financial condition, liquidity, or results of operations.

                Lease Obligations

                The Company has various non-cancelable operating lease agreements for equipment and office space expiring at various times through fiscal 2015. The Company’s minimum future lease payments under these operating leases as of June 30, 2005 are as follows (in thousands):

2005	$2,614
2006	4,308
2007	2,310
2008	1,463
2009	1,381
2010 and thereafter	829
Total	$12,905

                The Company also has a commitment to purchase equipment of $1.4 million at June 30, 2005.

14.          Subsequent Event — Javelina

                On November 1, 2005, MarkWest Energy Partners completed the acquisition of 100% of the interests in the Javelina gas processing and fractionation facility, and related pipeline facilities located in Corpus Christi, Texas, from El Paso Corporation, Kerr-McGee Corporation, and Valero Energy Corporation for approximately $355.0 million (the “Javelina Acquisition”) plus working capital of approximately $35.9 million.

The gas processing facility was constructed in 1989 to process off-gas from six refineries in the Corpus Christi area, recovering up to 28,000 barrels per day of natural gas liquids, as well as hydrogen.  The Javelina facility currently processes 125 to 130 MMcf/d of inlet gas.

                MarkWest Energy Partners financed the Javelina acquisition through a borrowing under its amended and restated credit agreement as more thoroughly discussed in Note 15 below.  The amended and restated credit agreement provided for a $100.0 million revolving credit facility and a $400.0 million term loan.  In addition to financing the acquisition, proceeds were used to retire the outstanding debt and provide for future liquidity requirements of the Partnership.  The loans mature on October 31, 2006.  The Partnership intends to refinance the debt incurred to complete the Javelina acquisition, as well as its growth capital projects, with a combination of private and public equity and long-term debt over the next several months.  Permanent capital will be issued in amounts designed to bring the Partnership’s capital structure in line with its stated goal of less than 50% debt.

                On November 9, 2005, the Partnership completed a private placement of 1,644,065 common units.  The units were issued at a purchase price of $44.21 per unit, raising approximately $74.0 million, including the general partner’s contribution.  Proceeds from the equity placement were used to reduce borrowing under the revolver, and reduce the size of the term loan.

15.          Subsequent Event —Debt

                In October 2004, the Company entered into a $25.0 million senior credit facility with a term of one year.  The $25.0 million revolving facility has a variable interest rate based on the base rate, which is equal to the higher of a) the Federal Funds Rate plus ½ of 1%, or b) the rate of interest in effect for such day as publicly announced from time to time by the Administrative Agent as its prime rate, plus the applicable rate, which is based on a utilization percentage.  In October and November 2005, the Company entered into the first and second amendment to the credit agreement.  The first amendment extended the term of the original agreement to November 15, 2005.  The second amendment reduced the lending amount from $25.0 million to $16.0 million, of which $6.0 million of availability is committed to a letter of credit, leaving $10.0 million available for revolving loans.  The second amendment also extended the term of the revolving credit to December 30, 2005.  If the revolving credit is converted into a term loan, the term will be extended to December 29, 2006.

                In connection with the credit facility, the Company is subject to a number of restrictions on its business, including: restrictions on its ability to grant liens on assets; merge, consolidate or sell assets; incur indebtedness; make acquisitions; engage in other businesses; enter into operating leases; enter into certain swap contracts; engage in transactions with affiliates; make dispositions; make restricted payments, distributions and redemptions and other usual and customary covenants.  As of June 30, 2005, the Company had no outstanding borrowings from the credit facility.  At November 15, 2005, the Company had a borrowing capacity of $10.0 million.  The credit facility also contains covenants requiring the Company to maintain a minimum net worth of $40.0 million plus 50% of proceeds of equity issued subsequent to October 25, 2004.

                MarkWest Energy Partners

                On November 1, 2005, the Partnership entered into the fourth amended and restated credit agreement (“Partnership Credit Facility”), which provides for a maximum lending limit of  $500.0 million for a term of one year.  The credit facility includes a revolving facility of $100.0 million and a $400.0 million term loan.  The credit facility is guaranteed by the Partnership and all of the Partnership’s subsidiaries, and is collateralized by substantially all of the Partnership’s assets and those of its subsidiaries.  The borrowings under the credit facility bear interest at a variable interest rate plus basis points that correspond to the ratio of the Partnership’s Consolidated Senior Debt (as defined in the Partnership Credit Facility) to Consolidated EBITDA (as defined in the Partnership Credit Facility), ranging from 1.25% to 2.00% for Base Rate loans, and 2.25% to 3.00% for Eurodollar Rate loans.  The basis points will increase by 0.25% in May 2006 and August 2006, for a total increase of 0.50%.  Borrowings under the Partnership Credit Facility were used to finance, in part, the Javelina acquisition discussed in Note 14 above.

                Under the provisions of the Partnership Credit Facility, the Partnership is subject to a number of restrictions on its business, including: restrictions on its ability to grant liens on assets; make or own certain investments; enter into any swap contracts other than in the ordinary course of business; merge, consolidate or sell assets; incur indebtedness (other than subordinated indebtedness); make distributions on equity investments; declare or make, directly or indirectly, any restricted payments.

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

Item 2.   Management’s Discussion and Analysis of Financial Condition and Results of Operations

Management Overview of the Quarter and First Half Ended June 30, 2005

                MarkWest Hydrocarbon reported a net loss of $1.6 million, or $(0.15) per diluted share, for the three months ended June 30, 2005, compared to a net loss of $6.4 million, or $(0.60) per diluted share, for the second quarter of 2004.  The Company also reported a net loss of $0.1 million, or $(0.01) per diluted share, for the six months ended June 30, 2005, compared to a net loss of $5.7 million, or $(0.53) per diluted share, for the first half of 2004.

MarkWest Hydrocarbon Standalone Results

                The loss before non-controlling interest in net income of consolidated subsidiary and income taxes was $2.8 million for the three months ended June 30, 2005, compared to a loss before non-controlling interest in net income of consolidated subsidiary and income taxes of $7.2 million for the corresponding quarter of 2004.  The improvement is primarily due to an increase in NGL product sales margin in Appalachia of $2.2 million as a result of an increase in commodity prices.  The increase is also due to a favorable mark to market adjustment in the long-term shrink purchase obligation of $1.5 million and a decrease to facility expense of $0.7 million primarily as a result of lower volumes processed in Siloam and Kenova.

                The loss before non-controlling interest in net income of consolidated subsidiary and income taxes was $1.4 million for the six months ended June 30, 2005, compared to a loss before non-controlling interest in net income of consolidated subsidiary and income taxes of $7.4 million for the corresponding half of 2004.  The improvement is primarily due to an increase in NGL product sale prices in Appalachia of $4.8 million and a decrease in hedge losses realized in the first half of 2005 of $0.6 million compared to $2.7 million in the first half of 2004.  The loss in 2004 was the result of an unfavorable hedging program that settled in April 2004.  This was offset in part by an increase in selling, general and administrative expenses of $0.9 million resulting primarily from as additional compensation expense recognized under the Company’s Participation Plan and the 1996 Stock Incentive Plan and 1996 Non-employee Director Stock Option Plan.

                MarkWest Hydrocarbon Standalone’s primary source of growth is from the marketing of natural gas and NGLs, as well as quarterly distributions received from MarkWest Energy Partners.  The Company owns 89% of the general partner of MarkWest Energy Partners.  The general partner of MarkWest Energy Partners owns the 2% general partner interest and all of the incentive distribution rights.  The incentive distribution rights entitle the Company to receive an increasing percentage of cash distributed by the Partnership as certain target distribution levels are reached.  For the six months ended June 30, 2005, the Company received $3.9 million in distributions for its subordinated units, and the general partner received $2.0 million, including $1.9 million representing payments on incentive distribution rights.  For the six months ended June 30, 2004, the Company received $3.4 million in distributions for its subordinated units, and the general partner received $0.5 million, including $0.4 representing payments on incentive distribution rights.

MarkWest Energy Partners Results

                The Partnership reported income before non-controlling interest in net income of consolidated subsidiary and income taxes of $0.7 million for the three months ended June 30, 2005 compared to $3.3 million for the three months ended June 30, 2004.  The decrease is primarily due to increased selling, general and administrative expenses of $4.2 million related to ongoing audit and compliance requirements and non-cash compensation expense, higher interest expense and deferred financing costs of $3.8 million related to increased borrowing to fund our 2004 acquisitions, increased facility and purchased product costs of $2.3 million related to our testing and repair program on the Appalachian Liquids Pipeline System (ALPS) as well as additional trucking costs for moving product while the line is out of service and a decrease of $0.5 million in operating margin generated from reduced throughput volumes on our systems in Michigan.  These items were partially offset by the addition of our East Texas system which added $6.0 million, an increase of $1.0 million from improved gathering volumes on our Appleby and Western Oklahoma systems and an increase of $1.0 million with the addition of our interest in Starfish Gathering Company, LLC, which we acquired in the first quarter of 2005.

                The Partnership reported income before non-controlling interest in net income of consolidated subsidiary and income taxes of $4.9 million for the six months ended June 30, 2005 compared to $5.4 million for the six months ended June 30, 2004.  The decrease is primarily due to higher interest expense and deferred financing costs of $6.5 million as a result of increased borrowing to fund acquisitions.  The decrease is also due to increased expenses incurred in the Partnership’s testing and repair program on ALPS as well as additional trucking costs for moving product while the line is out of service of $4.0 million.  Reduced throughput volumes on our systems in Michigan resulted in a decrease of $0.9 million and selling, general and administrative expense increased $5.9 million as a result of ongoing audit and compliance requirements and non-cash compensation expense recognized under the Participation Plan.  This was offset in part by an increase of $12.3 million in operating income contributed by the July 2004 East Texas system acquisition, improved gathering volumes on our Appleby and Western Oklahoma systems of $4.2 million and an increase from the addition of our interest in Starfish Gathering Company, LLC, which we acquired in the first quarter of 2005.

                Testing and repair of the Appalachia pipeline commenced in the first quarter of 2005 and was completed during the fourth quarter of 2005.  Through September 30, 2005, the Partnership has incurred pipeline testing, refurbishment and replacement costs of approximately $5.1 million, of which $1.3 million has been capitalized.  First quarter testing and repair costs incurred were $0.2 million, and second quarter costs were approximately $2.5 million.  Transportation costs have been approximately $0.7 million per quarter.  The Partnership is seeking recovery under its business interruption insurance and has asserted that the costs associated with such testing, repairs and improvements are subject to a sharing arrangement with the owner of the pipeline pursuant to the terms of the pipeline lease agreement. These expenses and costs have been expensed as incurred and any potential recovery from the All-Risks Property and Business Interruption insurance carriers will be treated as “other income” if they are received.

Cash Dividend

                On July 22, 2005, the Board of Directors of MarkWest Hydrocarbon declared a cash dividend of $0.10 per share of its common stock.  The dividend was paid on August 22, 2005, to the stockholders of record as of the close of business on August 15, 2005. The ex-dividend date was August 11, 2005.  Declaration of future dividends will be dependent upon the financial performance of the Company.

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

                Our assets consist primarily of partnership interests in MarkWest Energy Partners.  As of June 30, 2005, our partnership interests consisted of the following:

•                  2,469,496 subordinated units, representing a 23% limited partner interest in the Partnership; and

•                  An 89% ownership interest in MarkWest Energy GP, L.L.C., the general partner of the Partnership, which owns a 2% general partner interest and all of the incentive distribution rights in the Partnership.  This ownership interest excludes interest held by employees and directors but deemed owned by the Company through the Participation Plan.

To better understand our business and the results of operations discussed below, it is important to have an understanding of three factors:

•                  The nature of our relationship with MarkWest Energy Partners;

•                  The nature of the contracts from which we derive our revenues and from which MarkWest Energy Partners derives its revenues; and

•                  The lack of comparability within our results of operations across periods because of MarkWest Energy Partners’ significant recent acquisition activity.

Our Relationship with MarkWest Energy Partners

                We spun off the majority of our then-existing natural gas gathering and processing and NGL transportation, fractionation and storage assets into MarkWest Energy Partners in May 2002, just before the Partnership completed its initial public offering. At the time of the Partnership’s formation and initial public offering, we entered into four contracts with MarkWest Energy Partners whereby MarkWest Energy Partners provides midstream services in Appalachia for a fee. Additionally, MarkWest Energy Partners receives 100% of all fee and percent-of-proceeds consideration for the first 10 MMcf/d that it gathers and processes in Michigan. MarkWest Hydrocarbon retains a 70% net profits interest in the gathering and processing income earned on quarterly pipeline throughput in excess of 10 MMcf/d. In accordance with generally accepted accounting principles, MarkWest Energy Partners’ financial results are included in our condensed consolidated financial statements.  All intercompany accounts and transactions are eliminated during consolidation. You should read Note 12 to our Condensed Consolidated Financial Statements, appearing earlier in this Form 10-Q, for further information regarding our two business segments: (i) MarkWest Energy Partners and (ii) MarkWest Hydrocarbon Standalone.

                As a result of our contracts with MarkWest Energy Partners mentioned above, we accounted for 16% of the Partnership’s revenues and 22% of its net operating margin (a non-GAAP financial measure) for the six months ended June 30, 2005. This represents a decrease from the year ended December 31, 2004, during which MarkWest Hydrocarbon accounted for 20% of the Partnership’s revenues and 33% of its net operating margin (a non-GAAP financial measure).  We expect to account for less of MarkWest Energy Partners’ business in the future as it continues to acquire assets and increase its customer and business diversification.

                Also, at the time of the initial public offering, we entered into an Omnibus Agreement with MarkWest Energy Partners and related parties that govern potential competition and indemnification obligations among the parties.

                Through our majority ownership in the Partnership’s general partner, we control and operate MarkWest Energy Partners. Our employees are responsible for conducting the Partnership’s business and operating its assets pursuant to a Services Agreement, which was formalized January 1, 2004. MarkWest Energy Partners pay us $5,000 annually for providing these services. We also are reimbursed for all reasonable costs incurred in the operation of the Partnership.

Our Contracts

                Excluding the revenues and net operating margin (a non-GAAP financial measure) derived from MarkWest Energy Partners, we generate the majority of our revenues and net operating margin (a non-GAAP financial measure) from the marketing of NGLs and, to a lesser extent, natural gas. As compensation for providing processing services to our Appalachian producers (we have since outsourced these services to MarkWest Energy Partners as discussed below), we earn a fee and receive title to the NGLs produced. In return, we are required to replace, in dry natural gas, the Btu value of the NGLs extracted. This Btu replacement obligation is referred to in the industry as a “keep-whole” arrangement. Our principal cost, therefore, is the replacement of the Btus extracted from the gas stream in the form of NGLs or consumed as fuel during processing with dry gas of an equivalent Btu content. The spread between the NGL product sales price and the purchase price of natural gas with an equivalent Btu content is called the “frac spread.” Generally, the frac spread and, consequently, the net operating margins, (non-GAAP financial measure) are positive under these contracts. In the event natural gas becomes more expensive on a Btu equivalent basis than NGL products, however, the cost of keeping the producer “whole” results in operating losses.

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

        MarkWest Energy Partners’ Contracts

                The Partnership generates the majority of its revenues and net operating margin from natural gas gathering, processing and transmission, NGL transportation, fractionation and storage, and crude oil gathering and transportation. While all of these services constitute midstream energy operations, the Partnership provides its services under five types of contracts.

•                  Fee-based contracts.  Under fee-based contracts, the Partnership receives a fee or fees for one or more of the following services: gathering, processing, and transmission of natural gas; transportation, fractionation and storage of NGLs; and gathering and transportation of crude oil. The revenue MarkWest Energy Partners earns from these contracts is generally directly related to the volume of natural gas, NGLs or crude oil that flows through its systems and facilities, and is not directly dependent on commodity prices. In certain cases, the Partnership’s contracts provide for minimum annual payments. To the extent a sustained decline in commodity prices results in a decline in volumes, however, the Partnership’s revenues from these contracts would be reduced.

•                  Percent-of-proceeds contracts.  Under percent-of-proceeds contracts, MarkWest Energy Partners generally gathers and processes natural gas on behalf of producers, sells the resulting residue gas and NGLs at market prices, and then remits to producers an agreed-upon percentage of the proceeds based on an index price. In other cases, instead of remitting cash payments to the producer, the Partnership delivers an agreed-upon percentage of the residue gas and NGLs to the producer and sells the volumes it keeps to third parties at market prices. Under these types of contracts, MarkWest Energy Partners’ revenues and net operating margins increase as natural gas and NGL prices increase, and its revenues and net operating margins decrease as natural gas and NGL prices decrease.

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

•                  Keep-whole contracts.  Under keep-whole contracts, the Partnership gathers natural gas from the producer, processes the natural gas and sells the resulting NGLs to third parties at market prices. Because the extraction of the NGLs from the natural gas during processing reduces the Btu content of the natural gas, MarkWest Energy Partners must either purchase natural gas at market prices for return to producers, or make cash payment to the producers equal to the value of this natural gas. Accordingly, under these arrangements, the Partnership’s revenues and net operating margins increase as the price of NGLs increases relative to the price of natural gas, and its revenues and net operating margins (a non-GAAP financial measure) decrease as the price of natural gas increases relative to the price of NGLs.

•                  Other Gathering Arrangements.  Under these contracts, the Partnerships gather volumes under contracts with fee arrangements that are unique to each system.  These contracts typically contain one or more of the following revenue components:

•                  Fixed gathering and compression fees.  Typically, gathering and compression fees are comprised of a fixed-fee portion in which producers pay a fixed rate per unit to transport their natural gas through the gathering system.  Under the majority of these arrangements, fees are adjusted annually based on the Consumer Price Index.

•                  Settlement margin.  Typically, the terms of the Partnership’s gathering arrangements specify that they are allowed to retain a fixed percentage of the volume gathered to cover the compression fuel charges and deemed line losses.  If the gathering system is operated more efficiently than specified per contract allowance, the Partnership is entitled to retain the difference for its own account.

•                  Condensate sales.  During the gathering process, thermodynamic forces contribute to changes in operating conditions of the natural gas flowing through the pipeline infrastructure.  As a result, hydrocarbon dew points are reached, causing condensation of hydrocarbons in the high-pressure pipelines.  The Partnership sells 100% of the condensate collected in the system at a monthly crude-oil index-based price and retains the proceeds.

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

                MarkWest Energy Partners has a limited number of keep-whole arrangements. At June 30, 2005, MarkWest Energy Partners’ primary exposure to keep-whole contracts was limited to its Arapaho (Oklahoma) processing plant and its East Texas processing contracts.  At the Arapaho plant inlet, the Btu content of the natural gas meets the downstream pipeline specification; however, the Partnership has the option of extracting NGLs when the processing margin environment is favorable.  In addition, approximately half, as measured in volumes, of the related gas gathering contracts include additional fees to cover plant operating costs, fuel costs and shrinkage costs in a low-processing-margin environment.  Because of the Partnership’s ability to operate the plant in several recovery modes, including turning it off, coupled with the additional fees provided for in the gas gathering contracts, the Partnership’s overall keep-whole contract exposure is limited to a portion of the operating costs of the plant.

                Management evaluates contract performance on the basis of net operating margin (a non-GAAP financial measure), which is defined as income (loss) from operations, excluding facility cost, selling, general and administrative expense, depreciation, amortization, impairments and accretion of asset retirement and sublease obligations.  These charges have been excluded for the purpose of enhancing the understanding by both management and investors of the underlying baseline operating performance of our contractual arrangements, which management uses to evaluate our financial performance for purposes of planning and forecasting future periods.  Net operating margin (a non-GAAP financial measure) does not have any standardized definition and therefore is unlikely to be comparable to similar measures presented by other reporting companies.  Net operating margin (a non-GAAP financial measure) results should not be evaluated in isolation of, or as a substitute for our financial results prepared in accordance with United States GAAP.  Our usage of net operating margin (a non-GAAP financial measure), and the underlying methodology in excluding certain charges, is not necessarily an indication of the results of operations that may be expected in the future; or that we will not, in fact, incur such charges in future periods.

                For the six months ended June 30, 2005 and 2004, the Partnership generated the following percentages of its revenues and net operating margin from the following types of contracts:

	Fee-Based	Percent-of- Proceeds (1)	Percent-of- Index (2)	Keep-Whole (3)	Total
Six Months Ended June 30, 2005:
Revenues	17%	11%	32%	40%	100%
Net operating margin (a non-GAAP financial measure)	55%	4%	32%	9%	100%

Six Months Ended June 30, 2004:
Revenues	18%	15%	23%	44%	100%
Net operating margin (a non-GAAP financial measure)	71%	11%	11%	7%	100%

___________________

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
Revenues	$141,040	$89,024	$279,393	$182,724

Purchased product costs	112,354	77,262	217,053	152,750

Net operating margin	28,686	11,762	62,340	29,974

Facility expenses	10,985	5,975	20,245	12,061
Selling, general and administrative expenses	9,125	5,070	17,227	10,385
Depreciation	4,995	3,657	9,736	7,185
Amortization of intangible assets	2,095	34	4,190	68
Accretion of asset retirement and sublease obligations	11	—	21	—
Income (loss) from operations	$1,475	$(2,974)	$10,921	$275

        Items Impacting Comparability of Financial Results

Recent MarkWest Energy Partners Acquisition Activity

                In reading the discussion of our historical results of operations, you should be aware of the impact of MarkWest Energy Partners’ recent significant acquisitions, which affect the comparability of our results of operations for the periods discussed.

                Through June 30, 2005, the Partnership has completed seven acquisitions for an aggregate purchase price of approximately $396.1 million.  Four of these acquisitions occurred in 2003 and are included in the results of operations for both the three and six months ended June 30, 2005 and 2004, respectively.  These four acquisitions include:

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

•                  The Western Oklahoma acquisition, which closed December 1, 2003, for consideration of $38.0 million; and

•                  The Michigan Crude Pipeline acquisition, which closed December 18, 2003, for consideration of $21.3 million.

                One acquisition occurred on April 1, 2004.  Therefore, our historical results of operations for the three months ended June 30, 2004 reflect the impact of this acquisition, and our historical results of operations for the six months ended June 30, 2004 reflect the affect of three months of operations since the date of this acquisition.

•                  The Hobbs Pipeline acquisition, which closed on April 1, 2004, for consideration of $2.3 million.

One acquisition occurred after the second quarter of 2004.  Therefore, our historical results of operations for the three and six months ended June 30, 2004, do not reflect the affect of this acquisition.

•                  The East Texas acquisition, which closed on July 30, 2004, for consideration of $240.7 million.

One acquisition occurred on March 31, 2005.  Therefore, our historical results of operations for the three months ended June 30, 2005 reflect the affect of this acquisition, and our historical results of operations for the six months ended June 30, 2005 reflect the affect of three months of operations since the date of this acquisition.

•                  The Starfish acquisition, which closed on March 31, 2005, for consideration of $41.7 million.

Results of Operations

Operating Data

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004

Marketing
NGL product sales (gallons)	31,317,000	35,703,000	83,481,000	87,228,000

Wholesale
NGL product sales (gallons) (1)	7,087,000	4,058,000	26,759,000	4,947,000

MarkWest Energy Partners
Southwest:
East Texas (2)
Gathering system throughput (Mcf/d)	323,000	NA	305,000	NA
NGL product sales (gallons)	26,222,000	NA	50,596,000	NA
Oklahoma
Foss Lake gathering system throughput (Mcf/d)	70,000	63,000	69,000	59,000
Arapaho NGL product sales (gallons)	16,457,000	8,317,000	31,674,000	16,512,000
Other
Appleby gathering systems throughput (Mcf/d)	32,000	25,000	30,000	25,000
Other gathering systems throughput (Mcf/d)	16,000	15,000	17,000	17,000
Lateral throughput volumes (Mcf/d) (3)	91,000	119,000	72,000	74,000

Appalachia:
Natural gas processed for a fee (Mcf/d) (4)	192,000	197,000	200,000	202,000
NGLs fractionated for a fee (Gal/d)	421,000	480,000	441,000	469,000
NGL product sales (gallons)	10,154,000	11,001,000	20,919,000	21,927,000

Michigan:
Natural gas volumes transported (Mcf/d)	6,800	12,200	6,900	13,000
NGL product sales (gallons)	1,493,000	2,390,000	3,056,000	5,103,000
Crude oil transported (Bbl/d)	14,200	14,700	14,200	14,700

NA — Not applicable.

(1)   Represents sales from our wholesale business.  Volumes are for the period since the Company started the line of business in February 2004.

(2)   We acquired our East Texas System in late July 2004.  Volumes are for the periods of time since we acquired the facility in 2004.

(3)   We acquired our Lubbock pipeline (a/k/a the PowerTex Lateral Pipeline) in September 2003 and our Hobbs lateral pipeline in April 2004.  The Lubbock and Hobbs pipelines are the only laterals we own that produce revenue on a per-unit-of-throughput basis.  We receive a flat fee from our other lateral pipelines and, consequently, the throughput data from these lateral pipelines is excluded from this statistic.

(4)   Includes throughput from our Kenova, Cobb, and Boldman processing plants.

Segment Reporting

                The Company’s operations are classified into two reportable segments:

(1)          MarkWest Energy Partners — The Partnership is engaged in the gathering, processing and transmission of natural gas, the transportation, fractionation and storage of natural gas liquids, and the gathering and transportation of crude oil.

(2)          MarkWest Hydrocarbon Standalone — The Standalone Company sells its equity and third-party NGLs, purchases third-party natural gas and sells its equity and third-party natural gas.  Since February 2004,

MarkWest Hydrocarbon Standalone is also engaged in the wholesale marketing of propane. MarkWest Hydrocarbon Standalone operates MarkWest Energy Partners, a publicly-traded limited partnership.

                Three Months Ended June 30, 2005 Compared to the Three Months Ended June 30, 2004

	MarkWest Hydrocarbon Standalone	MarkWest Energy Partners	Eliminating Entries	Total
	(in thousands)
Three Months Ended June 30, 2005:
Revenues	$52,786	$102,960	$(14,706)	$141,040
Purchased product costs	47,729	73,862	(9,237)	112,354
Facility expenses	5,094	11,360	(5,469)	10,985
Selling, general and administrative expenses	2,814	6,311	—	9,125
Depreciation	419	4,576	—	4,995
Amortization of intangible assets	—	2,095	—	2,095
Accretion of asset retirement and sublease obligations	2	9	—	11
Income (loss) from operations	(3,272)	4,747	—	1,475

Equity in earning of unconsolidated subsidiary	(1)	990		989
Interest income	258	63	—	321
Interest expense	(30)	(4,558)	—	(4,588)
Amortization of deferred financing costs (a component of interest expense)	(61)	(497)	—	(558)
Dividend income	96	—	—	96
Other income (expense)	222	(74)	—	148
Income (loss) before non-controlling interest in net income of consolidated subsidiary and income taxes	$(2,788)	$671	$—	$(2,117)
Three Months Ended June 30, 2004:
Revenues	$37,286	$65,659	$(13,921)	$89,024
Purchased product costs	35,620	49,371	(7,729)	77,262
Facility expenses	5,841	6,326	(6,192)	5,975
Selling, general and administrative expenses	2,945	2,125	—	5,070
Depreciation	356	3,301	—	3,657
Amortization of intangible assets	—	34	—	34
Income (loss) from operations	(7,476)	4,502	—	(2,974)

Interest income	207	14	—	221
Interest expense	(8)	(915)	—	(923)
Amortization of deferred financing cost (a component of interest expense)	8	(315)	—	(307)
Dividend income	83	—	—	83
Other expense	(6)	(24)	—	(30)
Income (loss) before non-controlling interest in net income of consolidated subsidiary and income taxes	$(7,193)	$3,262	$—	$(3,931)

	Three Months Ended June 30,
	2005	2004
	(in thousands)
Loss before non-controlling interest in net income of consolidated subsidiary and income taxes	$(2,117)	$(3,931)
Provision (benefit) for income taxes	(802)	491
Non-controlling interest in net income of consolidated subsidiary	(294)	(1,946)
Net loss	$(1,609)	$(6,368)

MarkWest Hydrocarbon Standalone

                Revenues.  Revenues increased $15.5 million, or 42%, for the three months ended June 30, 2005, compared to the corresponding quarter of 2004, primarily due to an increase in our gas marketing revenue of $7.1 million and an increase in our wholesale propane marketing business revenue of $3.0 million.  The increase in our gas marketing revenue is due to an increase in sales price and a 29% increase in volume.  Revenue also increased due to an increase in NGL product sale prices and volumes in Appalachia of $3.8 million and a favorable mark to market adjustment in the long-term shrink purchase obligation of $1.5 million.

                Purchased Product Costs.  Purchased product costs increased $12.1 million, or 34%, for the three months ended June 30, 2005 compared to the corresponding quarter of 2004.  This was due primarily to costs from our gas marketing activities of $7.0 million and from our wholesale propane marketing business introduced in February 2004 adding $3.2 million.  Purchased product costs also increased from our Appalachian natural gas liquids business of $1.8 million due to an increase in volume and price.

                Facility Expenses.  Facility expenses decreased by approximately $0.7 million, or 13%, during the three months ended June 30, 2005, compared to corresponding quarter of 2004 primarily as a result of favorable fuel reimbursement at our Kenova, Cobb and Boldman facilities.

                Selling, General and Administrative Expenses.  Selling, general and administrative expenses decreased by $0.1 million, or 4%, during the three months ended June 30, 2005, compared to the corresponding quarter of 2004 as a result of a higher percentage of expenses being allocated to the Partnership.

                Depreciation.  The increase in depreciation expense of $0.1 million, or 18%, during the three months ended June 30, 2005, compared to the corresponding quarter of 2004 was principally due to the increase in software and hardware additions associated with the upgrade of our information technology infrastructure, as well as the acceleration of depreciation of our facilities in Michigan to more closely match our declining reserves there.

                Interest Income.  Interest income increased by $0.1 million, or 25%, during three months ended June 30, 2005, compared to the corresponding quarter of 2004 primarily due to an increase in interest earned on cash equivalents.

                Interest Expense.  Interest expense increased by less than $0.1 million during the three months ended June 30, 2005, compared to the corresponding quarter of 2004 primarily due to commitment fees related to the October 2004 credit facility.

                Amortization of Deferred Financing Costs.  The Company amortized approximately $0.1 million of deferred financing costs during the three months ended June 30, 2005, related to debt issuance costs incurred from the October 2004 credit facility.  The increase in 2005 relative to the corresponding period in 2004 is attributable to debt refinancing completed in the last half of 2004.  Deferred financing costs are being amortized over the terms of the related obligations, which approximates the effective interest method.

                Dividend Income.  Dividend income increased by less than $0.1 million, or 16%, during the three months ended June 30, 2005, compared to the corresponding quarter of 2004 as a result of the Company’s investments in the marketable securities of master limited partnerships beginning in the first quarter of 2004.  The Company began receiving distributions on the master limited partnerships in the second quarter of 2004.

MarkWest Energy Partners

                Revenues.  Revenues for the three months ended June 30, 2005, were higher by $37.3 million, or 57%, compared to the corresponding quarter of 2004 primarily due to the Partnership’s East Texas acquisition that added $19.0 million to the Partnership’s 2005 revenue. Revenue also increased during the three months ended June 30, 2005, relative to the corresponding quarter of 2004 due to increased well volumes contracted to the gathering system, higher crude oil prices positively influencing condensate sales and higher processing margins in Western Oklahoma of $12.3 million. In addition, revenues increased $5.5 million due to a 25% increase in natural gas volumes and natural gas prices, primarily on the Appleby gathering system.

                Purchased Product Costs.  Purchased product costs were higher during the three months ended June 30, 2005, by $24.5 million, or 50%, compared to the corresponding quarter of 2004 primarily as a result of an increase in purchased volumes and price increases in Western Oklahoma and Appalachia.  The remainder of the increase is due to the Partnership’s late 2004 acquisition, which increased its purchased product costs by $6.5 million.

                Facility Expenses.  Facility expenses increased approximately $5.0 million, or 80%, during the three months ended June 30, 2005, relative to the corresponding quarter of 2004 primarily due to the Partnership’s 2004 acquisitions, which added $2.7 million.  The remainder of the increase is due to increased pipeline repair and maintenance costs of approximately $2.5 million.

                Selling, General and Administrative Expenses.  Selling, general and administrative expenses increased by $4.2 million, or 197%, during the three months ended June 30, 2005, compared to the corresponding quarter of 2004 as a result of an increase in audit and Sarbanes Oxley related costs of $1.4 million.  The addition of the Partnership’s East Texas acquisition added approximately $0.5 million to its costs.  Compensation expense from the Participation Plan increased by $0.7 million, from $0.1 million in 2004 to $0.8 million in 2005.  In addition, outside legal and financial consulting services costs of $0.6 million and insurance adjustments of $0.4 million contributed to the increase in expenses.

                Depreciation.  Depreciation expense increased $1.3 million, or 39%, during the three months ended June 30, 2005, compared to the corresponding quarter of 2004 primarily due to the Partnership’s July 2004 East Texas system acquisitions.

                Amortization of Intangible Assets.  Amortization expense increased $2.1 million during the three months ended June 30, 2005, compared to the corresponding quarter of 2004 primarily due to the East Texas System acquisition in July 2004.  On July 30, 2004, the Partnership completed the acquisition of American Central Eastern Texas’ Carthage gathering system and gas processing assets located in East Texas for approximately $240.7 million.  Of the total purchase price, $165.4 million was allocated to customer contracts, of which $2.1 million was amortized during the three months ended June 30, 2005.

                Accretion of Asset Retirement and Sublease Obligations.  Accretion of asset retirement and sublease obligations increased by less than $0.1 million, and is the result of recording of an asset retirement obligation in the third quarter of 2004 for new land leases in East Texas that require the Partnership to return the land to its original condition.

                Equity in Earnings of Unconsolidated Subsidiaries.  Equity in earnings of unconsolidated subsidiaries increased $1.0 million during the three months ended June 30, 2005, compared to the corresponding quarter of 2004.  The increase was primarily attributable to the March 31, 2005, Starfish acquisition.

                Interest Income.  Interest income increased by less than $0.1 million during the three months ended June 30, 2005, compared to the corresponding quarter of 2004 primarily due to an increase in interest earned on cash equivalents.

                Interest Expense.  Interest expense increased by $3.6 million, or 398%, during the three months ended June 30, 2005, compared to the corresponding quarter of 2004.  The increase was principally attributable to MarkWest Energy Partners’ increased outstanding debt levels, a function of financing its 2004 and 2005 acquisitions, and its 2005 capital expenditures. In October 2004, the Partnership issued $225.0 million in senior notes.

                Amortization of Deferred Financing Costs.  Amortization of deferred financing costs increased by $0.2 million, or 58%, during the three months ended June 30, 2005, compared to the corresponding quarter of 2004.  The increase is primarily attributable to debt financing of the Partnership’s second half of 2004 acquisitions.  Deferred financing costs are being amortized over the terms of the related obligations, which approximates the effective interest method.

        Other

                Income Tax Provision (Benefit).  The income tax benefit increased $1.3 million for the three months ended June 30, 2005, compared to the corresponding quarter of 2004, due primarily to revision in state income tax matters in 2004.  The Company bases the effective corporate tax rate for interim periods on the estimated annual effective corporate tax rate.  Income tax benefit totaled $0.8 million for the three months ended June 30, 2005 and income tax provision totaled $0.5 million for the three months ended June 30, 2004.

                Non-controlling Interest in Net Income of Consolidated Subsidiary.  Non-controlling interest in net income of consolidated subsidiary decreased by $1.7 million, or 85%, as a result of the decrease in earnings of MarkWest Energy Partners and an increase in ownership of non-controlling interests commensurate with private placements and public offerings to finance acquisitions.

                Six Months Ended June 30, 2005 Compared to the Six Months Ended June 30, 2004

	MarkWest Hydrocarbon Standalone	MarkWest Energy Partners	Eliminating Entries	Total
	(in thousands)
Six Months Ended June 30, 2005:
Revenues	$117,307	$192,597	$(30,511)	$279,393
Purchased product costs	101,550	134,647	(19,144)	217,053
Facility expenses	10,921	20,691	(11,367)	20,245
Selling, general and administrative expenses	6,277	10,950	—	17,227
Depreciation	834	8,902	—	9,736
Amortization of intangible assets	—	4,190	—	4,190
Accretion of asset retirement and sublease obligations	2	19	—	21
Income (loss) from operations	(2,277)	13,198	—	10,921

Equity in earnings of unconsolidated subsidiaries	—	990	—	990
Interest income	440	130	—	570
Interest expense	(61)	(8,232)	—	(8,293)
Amortization of deferred financing costs (a component of interest expense)	(122)	(972)	—	(1,094)
Dividend income	188	—	—	188
Other income (expense)	413	(178)	—	235
Income (loss) before non-controlling interest in net income of consolidated subsidiary and income taxes	$(1,419)	$4,936	$—	$3,517
Six Months Ended June 30, 2004:
Revenues	$81,678	$129,484	$(28,438)	$182,724
Purchased product costs	71,471	97,224	(15,945)	152,750
Facility expenses	11,938	12,616	(12,493)	12,061
Selling, general and administrative expenses	5,362	5,023	—	10,385
Depreciation	739	6,446	—	7,185
Amortization of intangible assets	—	68	—	68
Income (loss) from operations	(7,832)	8,107	—	275

Interest income	335	21	—	356
Interest expense	(9)	(2,044)	—	(2,053)
Amortization of deferred financing cost (a component of interest expense)	9	(623)	—	(614)
Dividend income	83	—	—	83
Other income (expense)	33	(38)	—	(5)
Income (loss) before non-controlling interest in net income of consolidated subsidiary and income taxes	$(7,381)	$5,423	$—	$(1,958)

	Six Months Ended June 30,
	2005	2004
	(in thousands)
Income (loss) before non-controlling interest in net income of consolidated subsidiary and income taxes	$3,517	$(1,958)
Provision (benefit) for income taxes	(32)	437
Non-controlling interest in net income of consolidated subsidiary	(3,619)	(3,255)
Net loss	$(70)	$(5,650)

MarkWest Hydrocarbon Standalone

                Revenues.  Revenues increased $35.6 million, or 44%, for the first half of 2005 compared to the corresponding half of 2004 primarily due to an increase in our wholesale propane marketing business revenue of $17.7 million.  The wholesale propane marketing business began at the end of the first quarter of 2004.  Revenues also increased due to an increase in NGL product sale prices and volumes in Appalachia of $11.9 million. In addition, gas marketing revenues increased $5.3 million due to an increase in price.  The remainder of the increase is due to a decrease in hedge losses realized in the first half of 2005 compared the corresponding half of 2004.  The loss in 2004 was the result of an unfavorable hedging program that settled in April 2004.

                Purchased Product Costs.  Purchased product costs increased $30.1 million, or 42%, for the first half of 2005 compared to the corresponding half of 2004 primarily due to costs from our wholesale propane marketing business introduced in February 2004 adding $17.7 million and an increase in product costs from our Appalachian natural gas liquids business of $7.2 million as a result of an increase in volume and an increase in price. Purchased product costs also increased $5.1 million as a result of an increase in gas marketing purchases due to an increase in volume and price.

                Facility Expenses.  Facility expenses decreased by approximately $1.0 million, or 9%, during the first half of 2005 compared to corresponding half of 2004 primarily as a result of favorable fuel reimbursement at our Kenova, Cobb and Boldman facilities.

                Selling, General and Administrative Expenses.  Selling, general and administrative expenses increased by $0.9 million, or 17%, during the first half of 2005 compared to the corresponding half of 2004 as a result of the increase in compensation expense attributed to the Participation Plan, the 1996 Stock Incentive Plan and the 1996 Non-employee Director Stock Option Plan.

                Depreciation.  The increase in depreciation expense of $0.1 million, or 13%, during the first half of 2005 compared to the corresponding half of 2004 was principally due to the increase in software and hardware additions associated with the upgrade of our information technology infrastructure as well as the acceleration of depreciation of our facilities in Michigan to more closely match our declining reserves there.

                Interest Income.  Interest income increased by $0.1 million, or 31%, during the first half of 2005 compared to the corresponding half of 2004 primarily due to an increase in interest earned on cash equivalents.

                Interest Expense.  Interest expense increased by $0.1 million during the first half of 2005 compared to the corresponding half of 2004 primarily due to commitment fees related to the October 2004 credit facility.

                Amortization of Deferred Financing Costs.  The Company amortized approximately $0.1 million of deferred financing costs during the first half of 2005 related to debt issuance costs incurred from the October 2004 credit facility.  The increase in 2005 relative to the corresponding half of 2004 is attributable to debt refinancing completed in the last half of 2004.  Deferred financing costs are being amortized over the terms of the related obligations, which approximates the effective interest method.

                Dividend Income.  Dividend income increased by approximately $0.1 million, or 127%, during the first half of 2005 compared to the corresponding half of 2004 as a result of the Company’s investments in the marketable securities of master limited partnerships beginning in the first quarter of 2004.  The Company began receiving distributions on the master limited partnerships in the second quarter of 2004.

MarkWest Energy Partners

                Revenues.  Revenues for the first half of 2005 were higher by $63.1 million, or 49%, compared to the corresponding half of 2004 primarily due to the Partnership’s East Texas acquisition that added $33.7 million to the Partnership’s 2005 revenue. Revenue also increased during the first half of 2005 relative to the corresponding half of 2004 due to increased well volumes contracted to the gathering system, higher crude oil prices positively affecting condensate sales and higher processing margins in Western Oklahoma of $20.9 million. In addition, revenues increased $7.2 million due to a 21% increase in natural gas volumes and natural gas prices, primarily on the Appleby gathering system.

                Purchased Product Costs.  Purchased product costs were higher during the first half of 2005 by $37.4 million, or 38%, compared to the corresponding half of 2004 primarily as a result of an increase in purchased volumes and price increases in Western Oklahoma and Appalachia.  The remainder of the increase is due to the Partnership’s late 2004 acquisition, which increased its purchased product costs by $10.1 million.

                Facility Expenses.  Facility expenses increased approximately $8.1 million, or 64%, during the first half of 2005 relative to the corresponding half of 2004 primarily due to the Partnership’s 2004 acquisitions, which added $5.1 million.  The remainder of the increase is due to increased pipeline repair and maintenance costs of $2.7 million and increased salary and utility expenses.

                Selling, General and Administrative Expenses.  Selling, general and administrative expenses increased by $5.9 million, or 118%, during the first half of 2005 compared to the corresponding half of 2004 as a result of an increase in audit and Sarbanes Oxley related costs of $2.1 million.  The addition of the Partnership’s East Texas acquisition added approximately $0.9 million to its costs.  The allocation of compensation expense from the Participation Plan increased by $1.5 million, from $0.3 million in 2004 to $1.8 million in 2005.  In addition, outside legal and financial consulting services costs of $0.9 million and insurance adjustments of $0.5 million contributed to the increase in expenses.

                Depreciation.  Depreciation expense increased $2.5 million, or 38%, during the first half of 2005 compared to the corresponding half of 2004 primarily due to the Partnership’s 2004 acquisitions.

                Amortization of Intangible Assets.  Amortization expense increased $4.1 million during the first half of 2005 compared to the corresponding half of 2004 primarily due to the East Texas System acquisition in July 2004.  On July 30, 2004, the Partnership completed the acquisition of American Central Eastern Texas’ Carthage gathering system and gas processing assets located in East Texas for approximately $240.7 million.  Of the total purchase price, $165.4 million was allocated to customer contracts, of which $4.2 million was amortized during the first half of 2005.

                Accretion of Asset Retirement and Sublease Obligations.  Accretion of asset retirement and sublease obligations increased by less than $0.1 million, and is the result of recording of an asset retirement obligation in the third quarter of 2004 for new land leases that require the Partnership to return the land to its original condition.

                Equity in Earnings of Unconsolidated Subsidiaries.  Equity in earnings of unconsolidated subsidiaries increased $1.0 million during the first half of 2005 compared to the corresponding half of 2004.  The increase was primarily attributable to the March 31, 2005, Starfish acquisition.

                Interest Income.  Interest income increased by $0.1 million during the first half of 2005 compared to the corresponding half of 2004 primarily due to an increase in interest earned on cash equivalents.

                Interest Expense.  Interest expense increased by $6.2 million, or 303%, during the first half of 2005 compared to the corresponding half of 2004.  The increase was principally attributable to MarkWest Energy Partners’ increased outstanding debt levels, a function of financing its 2004 acquisitions. In October 2004, the Partnership issued $225.0 million in senior notes.

                Amortization of Deferred Financing Costs.  Amortization of deferred financing costs increased by $0.3 million, or 56%, during the first half of 2005 compared to the corresponding half of 2004.  The increase is primarily attributable to debt financing of the Partnership’s second half of 2004 acquisitions.  Deferred financing costs are being amortized over the terms of the related obligations, which approximates the effective interest method.

        Other

                Income Tax Provision (Benefit).  The income tax benefit increased $0.5 million for the first half of 2005 compared to the corresponding half of 2004, due primarily to revision in state income tax matters in 2004.  The Company bases the effective corporate tax rate for interim periods on the estimated annual effective corporate tax rate.  Income tax benefit totaled less than $0.1 million for the first half of 2005 and income tax provision totaled $0.4 million for the first half of 2004, resulting in effective income tax rates of 31.7% and (8.4)%, for the six months ended June 30, 2005 and 2004, respectively.

                Non-controlling Interest in Net Income of Consolidated Subsidiary.  Non-controlling interest in net income of consolidated subsidiary for the first half of 2005 increased by $0.4 million, or 11%, compared to the corresponding half of 2004 as a result of the increase in earnings of MarkWest Energy Partners and an increase in ownership of non-controlling interests commensurate with private placements and public offerings to finance acquisitions.

Liquidity and Capital Resources

        MarkWest Hydrocarbon

                Our primary source of liquidity to meet operating expenses and fund capital expenditures is cash flow from operations, principally from the marketing of natural gas and NGLs, and quarterly distributions received from MarkWest Energy Partners.  Based on current volume, price and expense assumptions, we expect cash flow from operations and distributions from the Partnership to fund our operations and capital expenditures in 2005.  Most of our future capital expenditures are discretionary in nature.  During 2005, we have budgeted $0.8 million for capital expenditures, consisting principally of computer hardware and software.

                As of June 30, 2005, we had an aggregate of $17.5 million of unrestricted cash and marketable securities, and restricted cash of $15.0 million (the restriction was subsequently removed on November 15, 2005), exclusive of MarkWest Energy Partner’s $13.2 million cash on hand.  Exclusive of MarkWest Energy Partner’s debt, the Company had no outstanding debt through September 30, 2005.  On January 21, 2005, our Board of Directors declared a quarterly cash dividend of $0.075 per share of our common stock.  The dividend was paid on February 21, 2005, to the stockholders of record as of the close of business on February 9, 2005.  We disbursed $0.8 million to pay this dividend.  On April 28, 2005, our Board of Directors declared a quarterly cash dividend of $0.10 per share of our common stock.  The dividend was paid on May 23, 2005, to the stockholders of record as of the close of business on May 16, 2005.  We disbursed $1.1 million to pay this dividend.  On July 22, 2005, our Board of Directors declared a quarterly cash dividend of $0.10 per share of our common stock.  The dividend was paid on August 22, 2005, to the stockholders of record as of the close of business on August 15, 2005.  We disbursed $1.1 million to pay this dividend.  On October 27, 2005, our Board of Directors announced that it declared a quarterly cash dividend of $0.125 per share of our common stock.  The dividend was paid on November 22, 2005, to the stockholders of record as of the close of business on November 15, 2005.  We disbursed approximately $1.4 million to pay this dividend.

                We own 89% of the general partner of MarkWest Energy Partners, excluding interest held by certain employees and directors but deemed owned by the Company through the Participation Plan.  The general partner of MarkWest Energy Partners owns the 2% general partner interest and all of the incentive distribution rights.  The incentive distribution rights entitle us to receive an increasing percentage of cash distributed by the Partnership as certain target distribution levels are reached.  Specifically, they entitle us to receive 13% of all cash distributed in a quarter after each unit has received $0.55 for that quarter; 23% of all cash distributed after each unit has received $0.625 for that quarter; and 48% of all cash distributed after each unit has received $0.75 for that quarter.  For the six months ended June 30, 2005, we received $3.9 million in distributions from our subordinated units, and we received $2.0 million from our general partner interest, of which $1.9 million represented payments on incentive distribution rights.  For the year ending December 31, 2005, we expect to receive $7.9 million in distributions for our subordinated and common units (that will result from converting a portion of our subordinated units), and we expect the general partner to receive $4.9 million, or an aggregate of $12.8 million.

                Cash flows generated from our marketing operations are subject to volatility in energy prices, especially prices for NGLs and natural gas.  Our cash flows are enhanced in periods when the prices received for NGLs are high relative to the price of natural gas we purchase to satisfy our “keep-whole” contractual arrangements in Appalachia, and are reduced in periods when the prices received for NGLs are low relative to the price of natural gas we purchase to satisfy such contractual arrangements.  Under “keep-whole” contracts, we retain and sell the NGLs produced in our processing operations for third-party producers, and then reimburse or “keep whole” the producers for the energy content of the NGLs removed through the re-delivery to the producers of an equivalent amount (on a Btu basis) of dry natural gas.  Generally, the value of the NGLs extracted is greater than the cost of replacing those Btus with dry gas, resulting in positive operating margins under these contracts.  Periodically, when natural gas becomes more expensive on a Btu equivalent basis than NGL products, the cost of keeping the producer “whole” can result in operating losses.  We entered into several new and amended agreements in September with one of the largest Appalachia producers that allow us to significantly reduce our exposure to commodity price risk for approximately 25% of our keep-whole gas volumes.  Under these agreements, the Company is limited on the amount of costs it would have to pay to the producer in the event natural gas becomes more expensive than NGL product sales price, thereby mitigating the risk of incurring operating losses.  In connection with these agreements, we paid $3.3 million of consideration to the producer that is being amortized as additional cost of the gas purchased over the term of the contracts, October 1, 2004, through February 9, 2015.

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

                In connection with the credit facility, the Company is subject to a number of restrictions on its business, including: its ability to grant liens on assets; merge, consolidate or sell assets; incur indebtedness; make acquisitions; engage in other businesses; enter into operating leases; enter into certain swap contracts; engage in transactions with affiliates; make disposition; make restricted payments, distributions and redemptions and other usual and customary covenants.  As of June 30, 2005, the Company had no outstanding borrowings.  At November 15, 2005, the Company had a borrowing capacity of $10.0 million.  The credit facility also contains covenants requiring the Company to maintain a minimum net worth of $40.0 million plus 50% of proceeds of equity issued subsequent to October 25, 2004.

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

        MarkWest Energy Partners

                Overview

                The Partnership’s primary source of liquidity to meet operating expenses and fund capital expenditures (other than for larger acquisitions) is cash flow generated by operations.  The public and institutional markets have been the Partnership’s principal source of capital to finance a significant amount of its growth (including acquisitions).  During the first quarter of 2005, the Partnership borrowed $40.0 million from its credit facility to finance the acquisition of a 50% non-operating membership interest in Starfish Pipeline Co. LLC.  Starfish owns the FERC-regulated Stingray natural gas pipeline and the unregulated Triton natural gas gathering system and West Cameron dehydration facility, all located in the Gulf of Mexico and Southwestern Louisiana.  During the nine months ended September 30, 2005, we spent $50.2 million on capital expenditures, primarily for the construction of a new processing plant and gathering systems in East Texas to handle future contractual commitments.  On November 1, 2005, we acquired a 100% interest in the Javelina gas processing and fractionation facility in Corpus Christi, Texas for approximately $355.0 million.  We borrowed approximately $500.0 million, $355.0 million to finance Javelina, $45.0 million for working capital adjustments and $100.0 million to retire long-term debt from the predecessor revolving credit facility.  On November 1, 2005, the available borrowing capacity under the Partnership Credit Facility was $43.0 million.

                As of September 30, 2005 the Partnership has spent $50.2 million on capital expenditures exclusive of any acquisitions.  The Partnership has budgeted $23.2 million for capital expenditures for the fourth quarter of 2005, exclusive of any acquisitions, consisting of $22.6 million for expansion capital and $0.6 million for sustaining capital.  Expansion capital includes expenditures made to expand or increase the efficiency of the exiting operating capacity of the Partnership’s assets, or facilitate an increase in volumes within operations, whether through construction or acquisition.  Sustaining capital includes expenditures to replace partially or fully depreciated assets in order to extend their useful lives.

                Equity

                On November 9, 2005, the Partnership completed a private placement of 1,644,065 common units.  The units were issued at a purchase price of $44.21 per unit, raising approximately $74.0 million, including the general partner’s contribution.  This permanent capital was issued as part of the plan to bring the Partnership’s capital structure in line with the Partnership’s stated goal of less than 50% debt.

                The inability of the Partnership to timely file its Annual Report on Form 10-K for the year ended December 31, 2004 and its quarterly report on Form 10-Q for the period ending March 31, 2005, may influence the timing of the Partnership’s efforts to raise equity in the future.  The Partnership no longer has the ability to incorporate by reference information from its filings into a new registration statement for one year following the date the Partnership became current with its filings, or October 11, 2005, if the Partnership seeks to raise capital through a public offering of registered debt or equity securities.  The Partnership intends to raise additional capital through public debt or equity offerings.  As a result, the Partnership will be required to file a Form S-1, which is a long-form type of registration statement.  The requirement to file a Form S-1 may affect the Partnership’s ability to access the capital markets on a timely basis and may increase the costs of doing so.

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

                Debt

                The Partnership’s $200.0 million credit facility was established to fund capital expenditures and acquisitions, working capital requirements (including letters of credit) and distributions to unitholders. Advances to fund distributions to unitholders may not exceed $0.50 per outstanding unit in any 12-consecutive-month period. To date there have been no advances to fund distributions to unitholders.  At September 30, 2005, the Partnership had borrowed $85.0 million; $40.0 million to finance its investment in Starfish in March 2005 and $45.0 million to fund capital expenditures.  In November 2005, we amended and restated the Partnership’s credit facility, decreasing the maximum lending limit from $200.0 million to $100.0 million and decreasing the term of the facility to one year, due October 31, 2006.  We also entered into a $400.0 million term loan due October 31, 2006.

                Provisions of the Partnership’s credit facility subject the Partnership and certain of its subsidiaries and affiliates to a number of restrictions on its business.  These include restrictions on the Partnership’s ability to grant liens on assets; make or own certain investments; enter into any swap contracts other than in the ordinary course of business; merge, consolidate or sell assets; incur indebtedness (other than subordinated indebtedness); make acquisitions; engage in other business; enter into capital or operating leases; engage in transactions with affiliates; make distributions on equity interests; declare or make, directly or indirectly any restricted payment and other usual and customary covenants.

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

                The indenture governing the senior notes limits the activity of the Partnership and its restricted subsidiaries.  The provisions of such indenture places limits on the ability of the Partnership and its restricted subsidiaries to: incur additional indebtedness; declare or pay dividends or distributions or redeem, repurchase or retire equity interests or subordinated indebtedness; make investment; incur liens; create any consensual limitation on the ability of the Partnership’s restricted subsidiaries to pay dividends, make loans or transfer property to the Partnership; engage in transactions with the Partnership’s affiliates; sell assets, including equity interest of the Partnership’s subsidiaries; make any payment on or with respect to, or purchase, redeem, defease or otherwise acquire or retire for value any subordinated obligation or guarantor subordination obligation (except principal and interest at maturity); and consolidate, merge or transfer assets.

                The Partnership has agreed to file an exchange offer registration statement; or, under certain circumstances, a shelf registration statement, pursuant to a registration rights agreement relating to the 2004 senior notes.  The Partnership failed to complete the exchange offer in the time provided for in the subscription agreements (April 26, 2005) and, as a consequence, is incurring an interest rate penalty of 0.5%, increasing 0.25% every 90 days thereafter up to 1%, until such time as the exchange offer is completed.  The Partnership is currently being charged an interest rate penalty of 1%.

                Liquidity Requirements

                As of September 30, 2005 the Partnership has spent $50.2 million on capital expenditures exclusive of any acquisitions.  The Partnership has budgeted $23.2 million for capital expenditures for the fourth quarter of 2005, exclusive of any acquisitions, consisting of $22.6 million for expansion capital and $0.6 million for sustaining capital.  Expansion capital includes expenditures made to expand or increase the efficiency of the existing operating capacity of the Partnership’s assets, or facilitate an increase in volumes within operations, whether through construction or acquisition.  Sustaining capital includes expenditures to replace partially or fully depreciated assets in order to extend their useful lives.

                We believe that the Partnership’s available cash, cash provided by operating activities and funds available under the Partnership’s credit facility will be sufficient to fund the Partnership’s operating, interest and general and administrative expenses; the Partnership’s capital expenditures budget; short-term contractual obligations; and distribution payments at current levels for the foreseeable future.  However, the Partnership’s ability to finance additional acquisitions will likely require the issuance of additional common units, the expansion of the credit facility, additional debt financing or a combination thereof.  In the event that the Partnership desires or needs to raise additional capital, we cannot guarantee that additional funds will be available at times or on terms favorable to the Partnership, if at all.

                The Partnership’s ability to pay distributions to its unitholders and to fund planned capital expenditures and to make acquisitions will depend upon its future operating performance, which will be affected by prevailing economic conditions in its industry, and financial, business and other factors, some of which are beyond our control.

Cash Flows

	Six Months Ended June 30,
	2005	2004
	(in thousands)

Net cash provided by operating activities	$25,512	$21,338
Net cash used in investing activities	$(78,090)	$(21,497)
Net cash provided by (used in) financing activities	$50,112	$(5,708)

                Net cash provided by operating activities was higher during the six months ended June 30, 2005 than during the six months ended June 30, 2004, primarily due to increased activities as a result of the Partnership’s East Texas acquisition.  The increase is also attributable to higher processing margins and volumes from the Partnership’s Oklahoma segment.

                Net cash used in investing activities during the six months ended June 30, 2005, consisted primarily of the $41.7 million Starfish acquisition, capital expenditures of $31.4 million for existing facilities and $5.1 million for investment in marketable securities. Net cash used in investing activities during the six months ended June 30, 2004, was primarily due to the $2.3 million Hobbs acquisition, capital expenditures of $7.8 million for existing facilities and $11.7 million for investment in marketable securities.

                Net cash provided by financing activities during the six months ended June 30, 2005, consisted primarily of proceeds from long-term debt of $65.0 million, distributions by MarkWest Energy Partners of $12.9 million to unitholders other than MarkWest Hydrocarbon and the general partner, and cash dividends paid to shareholders of $1.9 million.  Net cash used in financing activities during the six months ended June 30, 2004, consisted primarily of repayments of long-term debt in excess of proceeds of $40.0 million; proceeds from MarkWest Energy Partners’ secondary public offering of $44.1 million; distributions by MarkWest Energy Partners of $6.1 million to unitholders other than MarkWest Hydrocarbon and the general partner; proceeds from stock option exercises of $1.4 million; and cash dividends paid to shareholders of $5.0 million.

Total Contractual Cash Obligations

                A summary of our total contractual cash obligations as of June 30, 2005, is as follows, in thousands:

	Payment Due by Period
Type of obligation	Total obligation	Due in 2005	Due in 2006-2007	Due in 2008-2009	Thereafter

Long-term debt (1)	$440,875	$10,172	$100,000	$30,937	$299,766
Operating leases	12,905	2,614	6,618	2,844	829
Purchase obligations	1,353	1,353	—	—	—
Total contractual cash obligations	$455,133	$14,139	$106,618	$33,781	$300,595

(1)  Includes interest on our 6.875% senior notes through 2014 of $144.4 million and interest on our 7.5% credit facility through 2006 of $6.5 million, reflecting our November 1, 2005, amended credit facility, due October, 2006.

Matters Impacting Future Results

                The Company and several of its affiliates were served earlier this year with two lawsuits presently under the jurisdiction of the U.S. District Court for the Eastern District of Kentucky, Pikeville Division.  In early November, the Company was served with an additional lawsuit filed in Floyd County Circuit Court, Kentucky, adding five new claimants, but essentially alleging the same facts and claims as the earlier two suits.  These suits are for third-party claims of property and personal injury damages sustained as a consequence of a NGL pipeline leak and an ensuring explosion and fire that occurred on November 8, 2004 from a natural gas pipeline, owned by an unrelated business entity, and leased and operated by the Partnership’s subsidiary, MarkWest Energy Appalachia, LLC.  The pipeline transports NGLs from the Maytown gas processing plant to the Partnership’s Siloam fractionator. An ignition and fire from the leaked vapors resulted in property damage to five homes and injuries to some of the residents.  The cause of the pipeline split, leak, and resulting explosion and fire is being investigated by the pipeline owner, the U.S. Department of Transportation, Office of Pipeline Safety (“OPS”), and the Partnership.

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

                Pursuant to OPS regulation mandates and to a Corrective Action Order issued by the OPS immediately after the incident, pipeline and valve integrity evaluation, testing and repair efforts were required and conducted on the affected pipeline segment before service could be resumed.  Partial return to service of the affected pipeline was resumed in October 2005.  The Company and the Partnership have filed an independent action against their All-Risk Property and Business Interruption insurance carriers as a result of their refusal to honor their insurance coverage obligation for providing the Company and the Partnership insurance payments for certain expenses.  These expenses related to the Partnership’s internal expenses and costs incurred for damage to, and loss of use of, the pipeline, equipment, products, the extra transportation costs incurred for transporting the liquids while the pipeline was out of service, the reduced volumes of liquids that could be processed, and the costs of complying with the OPS Corrective Action Order (hydrostatic testing, repair/replacement and other pipeline integrity assurance measures).  These expenses and costs have been expensed as incurred and any potential recovery from the All-Risks Property and Business Interruption insurance carriers will be treated as “other income” if they are received.  The Partnership has not provided for a receivable related to these claims because of the uncertainty as to whether and how much the Company and the Partnership will ultimately recover under the All-Risks Property and Business Interruption insurance policies.  In addition to the property and business losses and interruption costs, through September 30, 2005, the Partnership has incurred pipeline testing, refurbishment and replacements costs of approximately $5.1 million, of which $1.3 million has been capitalized. The Partnership’s current estimate is that the full cost of pipeline testing, repair and improvements will be approximately $5.5 million.  The Company and the Partnership have also asserted that the costs associated with such testing, replacement and repair are also subject to an equal sharing arrangement with the owner of the pipeline, pursuant to the terms of the pipeline lease agreement.

                The Company has also been involved in a lawsuit captioned Ross Bros. Construction v. MarkWest Hydrocarbon, Inc., (U.S. District Court Eastern District of Kentucky, Ashland Division, Civ. Action No. 01-CV-205).  This lawsuit involved the construction of the Siloam Kentucky plant and a dispute as to the monetary value of additional work beyond the contract’s lump sum price performed by the contractor.  This lawsuit involved a claim of approximately $0.7 million in extra costs.  The Company was recently granted Summary Judgment on its defense asserting accord and satisfaction.  In August 2005, Plaintiffs filed an appeal of the Summary Judgment to the U.S. Court of Appeals for the 6th Circuit.  The Company believes that while it is not able to predict the ultimate outcome of this matter, based on the judge’s lengthy and well-reasoned discussion on the grant of the summary judgment and denial of Ross Brothers’ motion for reconsideration, it is probable that the Company will prevail in the appeal. As a result, the Company has not provided for a loss contingency.

                The Company has also been involved in an arbitration proceeding captioned Kevin Stowe and Scott Daves v. MarkWest Hydrocarbon, Inc., American Arbitration Association arbitration, Case No. 77 168 Y 0052 05 BEAH, Denver, Colorado, 2005.  Claimants filed an arbitration proceeding against the Company seeking further payments out of a dispute and settlement over interests in certain wells in Colorado.  The Company had transferred via a purchase and sale agreement, any liability for any payments out of the settlement it had reached with claimants to a third party in the sale of certain of the Company’s oil and gas property interests.  The Company has been in communication with the third-party purchaser and the third-party purchaser has admitted it has those liabilities under the purchase and sale agreement, and the Company believes the earlier settlement with the claimants precludes any of their claims.  The Company does not believe there are material liabilities associated with this claim.  As a result, the Company has not provided for a loss contingency.

                In September 2005, a lawsuit captioned C.F. Qualia Operating, Inc. v. MarkWest Pinnacle, L.P., (District Court of Midland, Texas, 385th Judicial District, Cause No. CV-45188), was served on the Partnership’s subsidiary, MarkWest Pinnacle, L.P., alleging breach of contract, fraud and breach of implied duty of good faith with respect to a dispute on volumes of gas purchased by the Partnership under a gas purchase agreement.  Under the gas purchase agreement, MarkWest Energy Partners paid the Plaintiff based on volumes of gas measured at the wellhead (delivery point).  Plaintiff claims that it is entitled to a prorated portion of any system gain, i.e., that is to be paid for more gas than it actually sold and delivered to the Partnership.  MarkWest Energy Partners has filed an Answer to the Complaint, denying Plaintiff’s allegations and has asserted a counter-claim for declaratory judgment on the contract terms as being clear and unambiguous as to payment being limited to those volumes measured at the wellhead, that Plaintiff’s claims are without merit, and that the Partnership also may have overpaid Plaintiff based on, among other things, the wet versus dry Btu measurements.  Discovery has just begun, and at this time, the Partnership is not able to predict the ultimate outcome of this matter.  As a result, the Partnership has not provided for a loss contingency.

                In response to a shipper inquiry to the Federal Energy Regulatory Commission (“FERC”) regarding the Partnership’s Michigan Crude Pipeline, and following unsuccessful FERC-requested rate structure discussions with the shippers, FERC requested that we file a tariff.  The Partnership filed a tariff with FERC establishing a cost of service rate structure to be effective starting January 1, 2006.  Two shippers and a producer filed a joint protest to the FERC filing with the Commission, and the Partnership has filed a response to this joint protest vigorously defending its filing and opposing the protest.  The Partnership is still in discussion with the parties and anticipates further FERC-sponsored settlement discussions.  However, the Partnership cannot predict at this time whether the FERC tariff filing or protest will adversely affect its Michigan Crude Pipeline results of operations.

                The Partnership has a 50% non-operating ownership interest in Starfish Pipeline Company (“Starfish”).  In connection with the impact of Hurricane Rita on the Starfish operations, based on our continuing discussions with the operator and other 50% owner of Starfish, Enbridge Offshore (Gas Transmission) L.L.C. (“Enbridge), the Partnership has been informed that initial onsite and aerial inspections indicated no material damage to the offshore platform facilities and that pipe integrity was not compromised.  Sonar inspection of underwater pipe to assess sediment support and cover is pending.  No major structural damage appears to have occurred at the onshore Starfish dehydration and compressor facilities.  However, due to flooding, the electrical, control equipment and office buildings require repairs, which Enbridge believes can be completed by the end of 2005.  Starfish operations have been substantially curtailed since shortly before Hurricane Rita hit the Gulf Coast in September 2005, and until such repairs are completed, Starfish is not able to return to normal operations and this will have a continuing impact on operating income.  Based on this preliminary information and without further update on the situation from Enbridge, we are unable to further estimate the ultimate impact of Hurricane Rita to 2005 net income, but we expect that the effect will be material.  Our evaluation is subject to a number of factors including ongoing assessments, disclosures by operators of interconnecting production and processing facilities, and discussions with insurance carriers for insurance recovery for damages and business interruption.

                Under the terms of certain gathering contracts in the Partnership’s East Texas systems, the Partnership is required to buy gas based on a specific index price. The Partnership’s typical process has been to sell its best estimate of the production at the same index price near the end of the prior month.  Due to unexpected volatility and a corresponding lack of liquidity in the gas trading market at the end of October 2005, the Partnership was unable to sell all of its requirements at the same index price.  As a result, the Partnership was not able to sell approximately 16,000 Mmbtu/day of gas from its Appleby and East Texas assets for November 2005.    During the month of November, the Partnership sold the gas at a different index price, which was lower than the index purchase price for the month.  The Partnership cannot currently predict the exact financial impact until the end of December, but based on its current estimate of volume and price, the Partnership expects a negative impact to operating income from operations of approximately $2.5 million from the Appleby and East Texas operations.  The Partnership has implemented additional controls and procedures to mitigate a similar exposure going forward.  The Partnership has sold 90% of its forecasted volumes through March 2006 at index price.  The Partnership has also established firm guidelines to sell the remainder of forecast volumes earlier in the preceding month to reduce the risk of encountering unexpected market conditions that preclude these types of index sales.

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

Recent Accounting Pronouncements

                In December 2004, the FASB issued SFAS No. 123 (revised 2004), Share-Based Payment (“SFAS No. 123(R)”).  This statement addresses the accounting for share-based payment transactions in which an enterprise receives employee services in exchange for (a) equity instruments of the enterprise, or (b) liabilities that are based on the fair value of the enterprise’s equity instruments or that may be settled by the issuance of such equity instruments.  SFAS No. 123(R) requires an entity to recognize the grant-date fair-value of stock options and other equity-based compensation issued to employees in the income statement.  The revised Statement generally requires that an entity account for those transactions using the fair-value-based method, and eliminates the intrinsic value method of accounting in APB Opinion No. 25, Accounting for Stock Issues to Employees, which was permitted under SFAS No. 123 as originally issued.  The revised Statement required entities to disclose information about the nature of the share-based payment transactions and the effects of those transactions on the financial statements.  SFAS 123(R) is effective for public companies for the first fiscal year beginning after December 15, 2005.  All public companies must use either the modified prospective or the modified retrospective transition method.  We have not yet evaluated the impact of the adoption of this pronouncement, which must be adopted in the first quarter of calendar year 2006.  On March 29, 2005, the SEC staff issued Staff Accounting Bulletin (“SAB”) No. 107, Share-Based Payment to express the views of the staff regarding the interaction between SFAS No. 123(R) and certain SEC rules and regulations and to provide the staff’s views regarding the valuation of share-based payment arrangements for public companies.  The Company will take into consideration the additional guidance provided by SAB 107 in connection with the implementation of SFAS No. 123(R).  We have not yet evaluated the impact of the adoption of this pronouncement, which must be adopted in the first quarter of calendar year 2006.

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

                These forward-looking statements are based upon management’s current plans, expectations, estimates, assumptions and beliefs concerning future events influencing us, and therefore involve a number of risks and uncertainties. We caution that forward-looking statements are not guarantees and that actual results could differ materially from those expressed or implied in the forward-looking statements.

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

•                  The Partnership’s substantial debt and other financial obligations that could affect our financial condition.

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

Commodity Price Risk

                Through our consolidated subsidiary, MarkWest Energy Partners, we are engaged in the gathering, processing and transmission of natural gas; the transportation, fractionation and storage of NGLs; and the gathering and transportation of crude oil.  We also market natural gas and NGL products.  Our products are commodities that are subject to price risk resulting from material changes in response to fluctuations in supply and demand, general economic conditions and other market conditions, such as weather patterns, over which we have no control.

                Our primary risk management objective is to manage volatility in our cash flows.  A committee, which includes members of senior management of our general partner, oversees all of our hedging activity.

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

Commodity Risk Management Position

                As of June 30, 2005, we have entered into derivative instruments designed to manage the price risk of forecasted NGL and natural gas sales in 2005 as follows:

MarkWest Hydrocarbon, Inc.
NGL swaps:
NGL gallons	3,113,460
NGL sales price per gallon	$1.23

MarkWest Energy Partners, L.P.
Natural gas swaps:
Natural gas MMBtu	92,000
Natural gas sales price per MMBtu	$4.26

                As part of an ongoing comprehensive hedge plan designed to manage risk and stabilize future cash flows, during the fourth quarter of 2005, the Partnership entered into the following additional hedges that settle monthly through December 31, 2006:

Costless Collars:	Period	Floor	Cap
Crude Oil — 500 Bbl/d	2006	$57.00	$67.00
Crude Oil — 250 Bbl/d	2006	$57.00	$67.00
Crude Oil — 205 Bbl/d	2006	$57.00	$65.10

Propane — 10,000 Gal/d	2006	$0.97	$1.15
Propane — 20,000 Gal/d	2006	$0.90	$0.99
Propane — 12,750 Gal/d	2006	$0.90	$1.01

Ethane — 22,950 Gal/d	2006	$0.65	$0.80

Natural Gas — 1,575 Mmbtu/d	2006	$9.00	$11.40
Natural Gas — 1,575 Mmbtu/d	2006	$8.50	$10.05
Natural Gas — 1,575 Mmbtu/d	2006	$9.00	$12.50
Natural Gas — 645 Mmbtu/d	2006	$8.86	$15.21
Natural Gas — 645 Mmbtu/d	2006	$6.71	$12.46

Swaps		Fixed Price
Crude Oil — 250 Bbl/d	2006	$62.00
Crude Oil — 185 Bbl/d	2006	$61.00

                While we expect these hedges to provide economic stability against the affect of changing commodity prices on our physical positions, for accounting purposes we will not designate these derivatives as cash flow hedges and will not apply hedge accounting.  We will expand our disclosure around the resulting mark-to-market impacts.

Interest Rate Risk

                MarkWest Energy Partners is exposed to changes in variable interest rates payable on $65.0 million of borrowings under its credit facility as of June 30, 2005, primarily as a result of its floating interest rates under this facility.  As of June 30, 2005, floating-rate debt comprised 22% of total outstanding debt of the Partnership.  The Partnership may make use of interest rate swap agreements in the future to adjust the ratio of fixed and floating rates in the debt portfolio.

Item 4.  Controls and Procedures

                Disclosure Controls and Procedures

                In connection with the preparation of this quarterly report on Form 10-Q, our senior management, with participation of our Chief Executive Officer, Chief Financial Officer and Chief Accounting Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2005, pursuant to Rule 13a-15 under the Securities Exchange Act of 1934.  Based upon that evaluation, our Chief Executive Officer, Chief Financial Officer and Chief Accounting Officer concluded that as of June 30, 2005, as a result of the material weaknesses in our internal control over financial reporting discussed below, our disclosure controls and procedures were ineffective to provide reasonable assurance that information required to be disclosed by us in reports that we file or submit under the Securities Exchange Act of 1934 (the “Act”), is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms; and to ensure that information required to be disclosed by us in the reports that we file under the Act is accumulated and communicated to management, including our certifying officers, as appropriate, to allow timely decisions regarding required disclosures.

                Through the date of the filing of this Form 10-Q, we have adopted remedial measures to address the deficiencies in our internal controls that existed on June 30, 2005.  In addition, we have applied compensating procedures and processes as necessary to ensure the reliability of our financial reporting.  Such additional procedures include detailed management review of account reconciliations for all accounts in all business units, multiple level management review of accounting treatment for significant non-routine transactions, and additional review at the Southwest Business Unit by Corporate personnel.  Accordingly, management believes, based on its knowledge, that (i) this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstance under which they were made, not misleading with respect to the period covered by this report, and (ii) the financial statements, and other financial information included in this report, fairly present in all material respects our financial condition, results of operations and cash flows as of, and for, the periods presented in this report.

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

                Based on our evaluation, senior management has concluded that, as of June 30, 2005, we did not maintain effective internal control over financial reporting due to the following material weaknesses:

                Ineffective Control Environment — Our control environment did not sufficiently promote effective internal control over financial reporting throughout our management structure, and this material weakness was a contributing factor in the development of other material weaknesses described below.  Principal contributing factors included the lack of adequate personnel with sufficient expertise to perform accounting functions necessary to ensure preparation of financial statements in accordance with generally accepted accounting principles, and a lack of adequate policies and procedures to enable the timely preparation of reliable financial statements, as described more fully below.

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

Insufficient technical accounting expertise, inadequate policies and procedures related to accounting matters, and inadequate management review in the financial reporting process — We did not have sufficient technical accounting expertise to address, or adequate policies and procedures associated with complex accounting matters.  In addition, we did not maintain policies and procedures to ensure adequate management review of information supporting our financial statements.

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

Inadequate personnel, processes, and controls at our Southwest Business Unit — We did not have adequate personnel, policies, and procedures at our Southwest Business Unit to enable timely preparation of reliable financial information.

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

Inadequately designed controls and procedures over property, plant and equipment — We did not have adequately designed policies and procedures to ensure that costs associated with activities related to our facilities were properly accounted for as a capital expenditure or as a maintenance expense.  This material weakness in internal control over financial reporting resulted in a material misstatement of property, plant and equipment, and in facilities expenses.

To date, we have taken the following steps to remediate this material weakness:

•                  We capitalize interest on major construction projects.  The financial reporting team in our corporate office has assumed the responsibility for calculating and recording capitalized interest related to major construction projects.

•                  A periodic review meeting is now held by our Business Unit Managers to review issues with active, open construction projects.  The fixed asset accountant and all operational managers and present for these meetings.

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

Our Audit Committee has been, and expects to remain, actively involved in the remediation planning and implementation.  The Company is fully committed to remediating our material weaknesses in internal control over financial reporting.  However, the remediation of the design of the deficient controls and the associated testing efforts are not complete, and further remediation may be required.

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

MarkWest Hydrocarbon, Inc.
(Registrant)

Date: December 19, 2005	/s/ Nancy K. Masten
Nancy K. Masten
Chief Accounting Officer

Exhibit Number	Exhibit Index

31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Chief Accounting Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.3	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of the Chief Executive Officer pursuant to 18 U.S. C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of the Chief Accounting Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.3	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.