Form 10-Q
period 2006-06-30
MARKWEST HYDROCARBON INC
filed 2006-08-07
CIK 1019756

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2006

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the transition period from                     to

Commission File Number 001-14841

MARKWEST HYDROCARBON, INC.

(Exact name of registrant as specified in its charter)

Delaware	84-1352233
(State or other jurisdiction of	(IRS Employer
incorporation or organization)	Identification No.)

1515 Arapahoe Street, Tower 2, Suite 700, Denver, Colorado 80202

 (Address of principal executive offices)

Registrant’s telephone number, including area code:  303-925-9200

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

The registrant had 11,955,006 shares of common stock, $0.01 per share par value, outstanding as of July 14, 2006.

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

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements

MARKWEST HYDROCARBON, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited, in thousands, except share data)

	June 30, 2006	December 31, 2005
ASSETS
Current assets:
Cash and cash equivalents	$26,272	$20,968
Marketable securities	6,527	6,070
Receivables, net of allowances of $165 and $175, respectively	86,848	145,539
Inventories	47,891	41,067
Other current assets	22,554	16,314
Total current assets	190,092	229,958

Property, plant and equipment	599,146	573,198
Less: accumulated depreciation, depletion, amortization and impairment	(93,312)	(78,500)
Total property, plant and equipment, net	505,834	494,698

Other assets:
Investment in Starfish	57,211	39,167
Intangible assets, net	339,440	346,496
Deferred financing costs, net of accumulated amortization of $6,127 and $4,424, respectively	17,042	18,463
Deferred contract cost, net of accumulated amortization of $546 and $390, respectively	2,704	2,860
Investment in and advances to other equity investee	183	182
Other long-term assets	2,001	326
Notes receivable from related parties	130	154
Total other assets	418,711	407,648
Total assets	$1,114,637	$1,132,304

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable (including related party payables of $0 and $25, respectively)	$96,237	$119,105
Accrued liabilities	45,157	45,869
Fair value of derivative instruments	15,764	728
Deferred taxes	533	362
Current portion of long-term debt	460	2,738
Total current liabilities	158,151	168,802

Long-term liabilities:
Deferred income taxes	4,383	3,487
Fair value of derivative instruments	658
Debt	593,628	608,762
Other	14,203	10,256
Non-controlling interest in consolidated subsidiary	305,651	301,015
Total liabilities	1,076,674	1,092,322

Commitments and contingencies (Note 11)

Stockholders’ equity (December 31, 2005 adjusted to reflect May 23, 2006 Stock Dividend, See Note 2):
Preferred stock, par value $0.01, 5,000,000 shares authorized, no shares outstanding	—	—
Common stock, par value $0.01, 20,000,000 shares authorized, 11,958,758 and 11,943,733 shares issued, respectively	120	119
Additional paid-in capital	44,958	48,786
Deferred compensation	—	(398)
Accumulated deficit	(7,725)	(8,425)
Accumulated other comprehensive income, net of tax	644	357
Treasury stock, 3,834 and 55,619 shares, respectively	(34)	(457)
Total stockholders’ equity	37,963	39,982
Total liabilities and stockholders’ equity	$1,114,637	$1,132,304

The accompanying notes are an integral part of these condensed consolidated financial statements.

MARKWEST HYDROCARBON, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited, in thousands, except per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
Revenues:
Revenues	$186,590	$141,280	$427,470	$279,540
Derivatives	(13,057)	(240)	(14,316)	(147)
Total revenue	173,533	141,040	413,154	279,393

Operating expenses:
Purchased product costs	116,858	112,354	298,025	217,053
Facility expenses	14,217	10,985	27,921	20,245
Selling, general and administrative expenses	13,061	9,125	24,437	17,227
Depreciation	7,778	4,995	15,156	9,736
Amortization of intangible assets	4,027	2,095	8,043	4,190
Accretion of asset retirement obligations	26	11	51	21
Total operating expenses	155,967	139,565	373,633	268,472

Income from operations	17,566	1,475	39,521	10,921

Other income (expense):
Equity in earnings in unconsolidated affiliates	1,228	989	2,173	990
Interest income	436	321	842	570
Interest expense	(10,798)	(4,588)	(21,842)	(8,293)
Amortization of deferred financing costs (a component of interest expense)	(859)	(558)	(1,684)	(1,094)
Dividend income	109	96	215	188
Miscellaneous income	1,517	148	3,759	235
Income (loss) from operations before non-controlling interest in net income of consolidated subsidiary and income taxes	9,199	(2,117)	22,984	3,517

Income tax (expense) benefit
Current	(64)	—	429	—
Deferred	6	802	(896)	32
Income tax (expense) benefit	(58)	802	(467)	32

Non-controlling interest in net income of consolidated subsidiary	(11,273)	(294)	(21,817)	(3,619)
Net income (loss)	$(2,132)	$(1,609)	$700	$(70)

Net income (loss) per share:
Basic	$(0.18)	$(0.14)	$0.06	$(0.01)
Diluted	$(0.18)	$(0.14)	$0.06	$(0.01)

Weighted average number of outstanding shares of common stock (December 31, 2005 adjusted to reflect May 23, 2006 Stock Dividend, see Note 2):
Basic	11,936	11,861	11,921	11,852
Diluted	11,936	11,861	12,046	11,852

Dividends declared per common share	$0.24	$0.091	$0.415	$0.182

The accompanying notes are an integral part of these condensed consolidated financial statements.

MARKWEST HYDROCARBON, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited, in thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005

Net income (loss)	$(2,132)	$(1,609)	$700	$(70)

Other comprehensive income (loss):
Unrealized gains on marketable securities, net of tax of $56, $166, $171 and $115, respectively.	94	275	287	191
Unrealized gains (losses) on commodity derivative instruments accounted for as hedges, net of tax of $0, $420, $0 and $(122), respectively.	—	556	—	(197)
Total other comprehensive income (loss)	94	831	287	(6)

Comprehensive income (loss)	$(2,038)	$(778)	$987	$(76)

The accompanying notes are an integral part of these condensed consolidated financial statements.

MARKWEST HYDROCARBON, INC.

CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY

(Unaudited, in thousands)

	Shares of Common Stock	Shares of Treasury Stock	Common Stock	Additional Paid-In Capital	Deferred Compensation	Accumulated Earnings (Deficit)	Other Comprehensive Income	Treasury Stock	Total Stockholders’ Equity
Balance, December 31, 2005	10,858	(56)	$108	$48,797	$(398)	$(8,425)	$357	$(457)	$39,982
May 23, 2006 Stock Dividend Adjustment (Note 2)	1,085	—	11	(11)	—	—	—	—	—
Adjusted December 31, 2005	11,943	(56)	119	48,786	(398)	(8,425)	357	(457)	39,982
Stock option exercises	12	18	1	63	—	—	—	166	230
Compensation expense related to equity-based awards		—	—	211	—	—	—	—	211
Issuance of restricted stock	1	34	—	(257)	—	—	—	257	—
Cashless stock option exercises	3	—	—	—	—	—	—	—	—
Reclassification of unearned compensation related to the adoption of Statement of Financial Accounting Standards No. 123(R) (Note 2)	—	—	—	(398)	398	—	—	—	—
Net income	—	—	—	—	—	700	—	—	700
Dividend	—	—	—	(3,447)	—	—	—	—	(3,447)
Other comprehensive income	—	—	—	—	—	—	287	—	287
Balance, June 30, 2006	11,959	(4)	$120	$44,958	$—	$(7,725)	$644	$(34)	$37,963

The accompanying notes are an integral part of these condensed consolidated financial statements.

MARKWEST HYDROCARBON, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited, in thousands)

	June 30,
	2006	2005

Cash flows from operating activities:
Net Income	$700	$(70)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation	15,156	9,736
Amortization of intangible assets	8,043	4,190
Amortization of deferred financing costs	1,684	1,094
Amortization of gas contract	156	156
Accretion of asset retirement obligation	51	21
Non-controlling interest in net income of consolidated subsidiary	21,817	3,619
Equity in earnings of unconsolidated affiliates	(2,173)	(351)
Unrealized losses (gains) on derivative instruments	14,378	(734)
Deferred taxes	896	(32)
Stock option compensation expense	35	979
Restricted stock compensation expense	176	34
Restricted unit compensation expense	571	665
Participation Plan compensation expense	3,944	2,790
Contribution of treasury shares to 401(k) benefit plan	—	168
Imputed interest on debt securities	—	(52)
Gain from sale of property, plant and equipment	(421)	(161)
Gain from sale of marketable securities	—	(56)

Changes in operating assets and liabilities, net of working capital acquired in acquisitions:
Receivables	53,691	15,834
Inventories	(6,824)	109
Other assets	(4,924)	(1,825)
Accounts payable and accrued liabilities	(20,448)	(10,802)
Other long-term liabilities	86	200
Net cash provided by operating activities	86,594	25,512

Cash flows from investing activities:
Purchase of marketable securities	—	(8,725)
Proceeds from sale of marketable securities	—	3,603
Additional Javelina acquisition costs	(6,582)	—
Capital expenditures	(25,685)	(31,442)
Proceeds from sale of property, plant and equipment	499	162
Investment in Starfish	(15,872)	(41,688)
Net cash used in investing activities	(47,640)	(78,090)

Cash flows from financing activities:
Proceeds from long-term debt	56,800	65,000
Repayments of long-term debt	(74,212)	—
Payments for deferred financing costs and registration costs	(459)	(95)
Collection of related party notes receivable	24	53
Proceeds from MarkWest Energy’s private placement, net	5,000	—
Distributions to MarkWest Energy unitholders	(17,586)	(12,865)
Payment of dividends	(3,447)	(1,886)
Exercise of stock options	230	66
Purchase of treasury shares	—	(161)
Net cash provided by (used in) financing activities	(33,650)	50,112

Net increase (decrease) in cash and cash equivalents	5,304	(2,466)
Cash and cash equivalents at beginning of year	20,968	12,844
Cash and cash equivalents at end of year	$26,272	$10,378

Cash paid for interest and income taxes
Cash paid for interest, net of amount capitalized	$19,823	$8,013
Cash paid for income taxes	$584	$523

Deferred offering costs payable
Construction projects in progress	$1,072	$3,003
Accrued financing costs	$1,580	$—

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

2. Basis of Presentation

The Company’s unaudited condensed consolidated financial statements include the accounts of all majority-owned or controlled subsidiaries. Equity investments in which we exercise significant influence but where we do not control and are not the primary beneficiary, are accounted for using the equity method.

These condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial reporting. Accordingly, certain information and footnote disclosures normally included in annual financial statements prepared in accordance with GAAP have been condensed or omitted. In management’s opinion, we have made all adjustments necessary for a fair presentation of the Company’s results of operations, financial position and cash flows for the periods shown. These adjustments are of a normal recurring nature. In addition to reviewing these condensed consolidated financial statements and accompanying notes, you should also consult the audited financial statements and notes that makes up the Company’s December 31, 2005, Annual Report on Form 10-K. Finally, consider that results for the six months ended June 30, 2006, are not necessarily indicative of results for the full year 2006, or any other future period.

On April 27, 2006, MarkWest Hydrocarbon announced that its Board of Directors approved the issuance of one share of common stock for each ten shares of common stock held by common stockholders. The stock was issued on May 23, 2006, to the stockholders of record as of the close of business on May 11, 2006; the ex-dividend rate was May 9, 2006. 1,084,647 shares were issued at a fair value of $24.4 million, based upon the last sale price on the record date ($22.50 per share). Cash of $3,200 was paid in lieu of fractional shares, based upon the last sale price on the record date. All common stock accounts and per share data have been retroactively adjusted to give effect to the dividend of our common stock.

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

Under APB No. 25, compensation expense is based on the intrinsic value (typically the difference between the equity-based instrument to be received and the cost to acquire that equity-based instrument). APB No. 25 classified stock-based compensation as either fixed or variable awards. The intrinsic value on the date of grant for an award classified as fixed is recognized over the requisite service period. Compensation expense for variable awards is based on the award’s intrinsic value, remeasured at each reporting date until the date of settlement.

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

Participation Plan

The Company has also entered into arrangements with certain directors and employees of the Company referred to as the Participation Plan.  Under this plan, the Company sells subordinated partnership units of the Partnership or interests in the Partnership’s general partner, under a purchase and sale agreement.  As the formula used to determine the sale and buy-back price is not based on independent third party valuation, coupled with the attributes of the put-and-call provisions, these transactions are considered compensatory arrangements. The general partner interests have no definite term, but historically have been settled for cash when the employee leaves the Company. The subordinated units convert to common units after a holding period; however, historically, management has settled some subordinated units for cash when individuals left the Company. The subordinated partnership units of the Partnership were also sold to the employees and directors based on a formula that may not necessarily fully reflect fair value, thus the subordinated units are considered compensatory. Under SFAS 123R, the subordinated units and general partner interests are classified as liability awards, while under APB No. 25, they were classified as variable awards.

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

	Three months ended June 30, 2005	Six months ended June 30, 2005
Net loss, as reported	$(1,609)	$(70)
Add: compensation expense included in reported net income, net of related tax effect	1,297	3,052
Deduct: total stock-based employee compensation expense determined under fair value-based method for all awards, net of related tax effect	(1,116)	(2,405)
Pro forma net income (loss)	$(1,428)	$577

Net income (loss) per share:
Basic:
As reported	$(0.14)	$(0.01)
Pro forma	$(0.13)	$0.05
Diluted:
As reported	$(0.14)	$(0.01)
Pro forma	$(0.13)	$0.05

3. Recent Accounting Pronouncements

In February 2006, the FASB issued SFAS No. 155, Accounting for Certain Hybrid Financial Instruments—an amendment of FASB Statements No. 133 and 140 (“SFAS 155”). This statement amends SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities (“SFAS 133”), and SFAS No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities and resolves issues addressed in SFAS 133 Implementation Issue No. D1, “Application of Statement 133 to Beneficial Interest in Securitized Financial Assets.”  This Statement: (a) permits fair value remeasurement for any hybrid financial instrument that contains an embedded derivative that otherwise would require bifurcation; (b) clarifies which interest-only strips and principal-only strips are not subject to the requirements of SFAS 133; (c) establishes a requirement to evaluate beneficial interests in securitized financial assets to identify interests that are freestanding derivatives or that are hybrid financial instruments that contain an embedded derivative requiring bifurcation; (d) clarifies that concentrations of credit risk in the form of subordination are not embedded derivatives; and, (e) eliminates restrictions on a qualifying special-purpose entity’s ability to hold passive derivative financial instruments that pertain to beneficial interests that are or contain a derivative financial instrument. The standard also requires presentation within the financial statements that identifies those hybrid financial instruments for which the fair value election has been applied and information on the income statement impact of the changes in fair value of those instruments. The Partnership is required to apply SFAS 155 to all financial instruments acquired, issued or subject to a remeasurement event beginning January 1, 2007, although early adoption is permitted as of the beginning of an entity’s fiscal year. The adoption of SFAS 155 is not expected to have a material impact on the condensed consolidated financial statements of the Partnership.

In March 2006, the FASB issued SFAS No. 156, Accounting for Servicing of Financial Assets – an amendment of FASB Statement No. 140. FAS No. 156 establishes, among other things, the accounting for all separately recognized servicing assets and servicing liabilities by requiring that they be initially measured at fair value, if practicable. SFAS No. 156 is effective as of the beginning of an entity’s first fiscal year that begins after September 15, 2006. The adoption of SFAS No. 156 will have no impact on the Company’s condensed consolidated financial statements of operations or financial position.

In June 2006 the FASB issued Interpretation No. 48, Accounting for Uncertainty in Income Taxes. The interpretation clarifies the accounting for uncertainty in income taxes recognized in a company’s financial statements in accordance with Statement of Financial Accounting Standards No. 109, Accounting for Income Taxes. Specifically, the pronouncement prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. The interpretation also provides guidance on the related derecognition, classification, interest and penalties, accounting for interim periods, disclosure and transition of uncertain tax positions. The interpretation is effective for fiscal years beginning after December 15, 2006. The adoption of this pronouncement is not expected to have a material impact on the condensed consolidated financial statements of the Company.

4. Acquisitions by MarkWest Energy Partners

Javelina Acquisition

On November 1, 2005, the Partnership acquired equity interests in Javelina Company, Javelina Pipeline Company and Javelina Land Company, L.L.C., which were 40%, 40% and 20%, respectively, owned by subsidiaries of El Paso Corporation, Kerr-McGee Corporation and Valero Energy Corporation. The Partnership paid consideration of $357.0 million, plus $41.8 million for net working capital that included approximately $35.5 million in cash. The Corpus Christi, Texas, gas-processing facility treats and processes off-gas from six local refineries, two of which are owned by Valero Energy Corporation, two by Koch Industries, Inc. and two by Citgo Petroleum Corporation. Constructed in 1989 to recover up to 28,000 Bbl/d of NGLs, the facility currently processes approximately 125 to 130 MMcf/d of inlet gas and produces approximately 25,400 Bbl/d of NGLs. The Partnership completed its purchase price allocation in May 2006, including a final working capital settlement to the seller of $5.9 million.

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

The Partnership applies the equity method of accounting for its interests in Starfish. Summarized financial information for 100 percent of Starfish is as follows (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2006	2005	2006	2005
Revenues	$7,483	$5,012	$12,579	$11,544
Operating income	1,675	1,963	3,104	3,876
Net income	2,632	2,064	4,632	4,025

Pro Forma Results of Operations

The following table reflects the unaudited pro forma consolidated results of operations for the three months ended March 31, 2005, as though the Starfish acquisition and the Javelina acquisition had occurred on January 1, 2005. The actual results for the six months ended June 30, 2006, are included in the accompanying condensed consolidated statement of operations. The pro forma amounts include certain adjustments, including recognition of depreciation based on the allocated purchase price of property and equipment, amortization of customer contracts, amortization of the excess Starfish purchase price over net book value, amortization of deferred financing costs and interest expense.

The unaudited pro forma results do not necessarily reflect the actual results that would have occurred had the entities been combined during the period presented, nor does it necessarily indicate the future results of the combined entities.

	Three months ended June 30, 2005	Six months ended June 30, 2005
	(in thousands, except per share data)
Revenue	$209,079	$389,360
Net income	$(3,081)	$(2,604)
Net income per share:
Basic	$(0.26)	$(0.22)
Diluted	$(0.26)	$(0.22)

Weighted average number of outstanding shares of common stock:
Basic	11,861	11,852
Diluted	11,861	11,852

5. Other Long-Term Assets

	June 30,	December 31,
	2006	2005
Accrued financing costs	$1,675	$—
Other	326	326
	$2,001	$326

Accrued Financing Costs

Accrued financing costs at June 30, 2006, of $1.7 million relate to both a public offering of 3,000,000 common units and a private placement of $200 million aggregate principal amount of the 2016 Senior Notes that closed on July 6, 2006 (See Note 13).

6. Debt

	June 30, 2006	December 31, 2005
	(in thousands)
MarkWest Hydrocarbon Credit Facility
Revolver facility, 8.75% interest at December 31, 2005, due January 30, 2007	$—	$7,500

Partnership Credit Facility
Term loan, 8.75% interest at December 31, 2005, due December 2010	364,088	365,000
Revolver facility, 8.75% interest at December 31, 2005, due December 2010	5,000	14,000

Partnership Senior Notes
Senior Notes, 6.875% interest, due November 2014	225,000	225,000
	594,088	604,000
Less: obligations due in one year	(460)	(2,738)
Total long-term debt	$593,628	$601,262

(1)           The balance sheet classification of debt, between current and long-term, reflects the repayment of $318.6 million of the Partnership Credit Facility term loan, using proceeds from the debt and equity transactions, as further described in Note 13.

MarkWest Hydrocarbon

Credit Facility

On January 31, 2006, the Company entered into the First Amended and Restated Credit Agreement, which provide a maximum lending limit of $25.0 million for a one-year term and which amended and restated the October 2004 agreement discussed below. As of June 30, 2006, the Company had $6.0 million of the availability committed to a letter of credit, leaving $19.0 million available for revolving loans.

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

In October 2004, the Company entered into a $25.0 million senior credit facility with a term of one year.  The $25.0 million revolving facility had a variable interest rate based on the base rate, which is equal to the higher of a) the Federal Funds Rate plus ½ of 1%, and b) the rate of interest in effect for such day as publicly announced from time to time by the Administrative Agent as its prime rate, plus the applicable rate, which is based on a utilization percentage.  In October, November, and December 2005, the Company entered into the first, second and third amendment to the credit agreement.  The first amendment extended the term of the original agreement to November 15, 2005.  The second amendment reduced the lending amount from $25.0 million to $16.0 million, of which $6.0 million of availability is committed to a letter of credit, leaving $10.0 million available for revolving loans.  The second amendment also extended the term of the revolving credit to December 30, 2005.  The third amendment extended the term of the revolving credit to January 31, 2006, and reduced the lending amount from $16.0 million to $13.5 million, of which $6.0 million of availability is committed to a letter of credit, leaving $7.5 million available for revolving loans, at December 31, 2005.

MarkWest Energy Partners

Partnership Credit Facility

On December 29, 2005, MarkWest Energy Operating Company, L.L.C., a wholly owned subsidiary of MarkWest Energy Partners L.P., entered into the fifth amended and restated credit agreement (“Partnership Credit Facility”), which provides for a maximum lending limit of $615.0 million for a five-year term.  The credit facility includes a revolving facility of $250.0 million and a $365.0 million term loan.  The credit facility is guaranteed by the Partnership and all of the Partnership’s subsidiaries and is collateralized by substantially all of the Partnership’s assets and those of its subsidiaries.  The borrowings under the credit facility bear interest at a variable interest rate, plus basis points.  The variable interest rate is typically based on the London Inter Bank Offering Rate (“LIBOR”); however, in certain borrowing circumstances the rate would be based on the higher of a) the Federal Funds Rate plus 0.5 to 1.0%, and b) a rate set by the Facility’s administrative agent, based on the U.S. prime rate.  The basis points vary based on the ratio of the Partnership’s Consolidated Debt (as defined in the Partnership Credit Facility) to Consolidated EBITDA (as defined in the Partnership Credit Facility), ranging from 0.50% to 1.50% for Base Rate loans, and 1.50% to 2.50% for Eurodollar Rate loans.  The basis points will increase by 0.50% during any period (not to exceed 270 days) where the Partnership makes an acquisition for a purchase price in excess of $50.0 million (“Acquisition Adjustment Period”). For the three and six months ended June 30, 2006, the weighted average interest rate on the Partnership Credit Facility was 7.32% and 7.16%.

The balance sheet classification of debt, between current and long-term, reflects the repayment of $318.6 million of the Partnership Credit Facility term loan, using proceeds from the debt and equity transactions, as further described in Note 13.

2014 Senior Notes

In October 2004 the Partnership and its subsidiary, MarkWest Energy Finance Corporation, issued $225.0 million in senior notes (“2014 Senior Notes”) at a fixed rate of 6.875%, payable semi-annually in arrears on May 1 and November 1, and commencing on May 1, 2005. The notes mature on November 2, 2014. The Partnership may redeem some or all of the notes at any time on or after November 1, 2009, at certain redemption prices together with accrued and unpaid interest to the date of redemption. The Partnership may redeem all of the notes at any time prior to November 1, 2009, at a make-whole redemption price. In addition, prior to November 1, 2007, the Partnership may redeem up to 35% of the aggregate principal amount of the notes with the proceeds of certain equity offerings at a stated redemption price. The Partnership must offer to repurchase the notes at a specified price if it a) sells certain assets and does not reinvest the proceeds or repay senior indebtedness, or b) the Partnership experiences specific kinds of changes in control. Each of the Partnership’s existing subsidiaries, other than MarkWest Energy Finance Corporation, has guaranteed the notes jointly and severally, and fully and unconditionally. The notes are senior unsecured obligations equal in right of payment with all of the Partnership’s existing and future senior debt. They are senior in right of payment to all of the Partnership’s future subordinated debt but effectively junior in right of payment to its secured debt to the extent of the assets securing the debt, including the Partnership’s obligations in respect of its Partnership Credit Facility. The proceeds from these notes were used to pay down the Partnership’s outstanding debt under its credit facility.

The indenture governing the 2014 Senior Notes includes certain limitations on the activities of the Partnership and its restricted subsidiaries. Limitations include the ability of the Partnership and its restricted subsidiaries to incur additional indebtedness; declare or pay dividends or distributions, or redeem, repurchase or retire equity interests or subordinated indebtedness; make investments; incur liens; create any consensual limitation on the ability of the Partnership’s restricted subsidiaries to pay dividends, make loans or transfer property to the Partnership; engage in transactions with the Partnership’s affiliates; sell assets, including equity interests of the Partnership’s subsidiaries; make any payment on or with respect to, or purchase, redeem, defease or otherwise acquire or retire for value any subordinated obligation or guarantor subordination obligation (except principal and interest at maturity); and consolidate, merge or transfer assets. Subject to compliance with certain covenants, the Partnership may issue additional notes from time to time under the indenture pursuant to Rule 144A and Regulation S under the Securities Act of 1933.

The Partnership agreed to file an exchange offer registration statement or, under certain circumstances, a shelf registration statement, pursuant to a registration rights agreement relating to the 2014 Senior Notes. The Partnership failed to complete the exchange offer in the time provided for in the subscription agreements (April 26, 2005) and, as a consequence, is incurring an interest rate penalty of 0.5% annually, increasing 0.25% every 90 days thereafter up to 1%, until such time as the exchange offer was completed. The registration statement was filed on January 17, 2006, the exchange offer was completed on March 7, 2006, and the interest penalty ceased.

7. Derivative Financial Instruments

Commodity Instruments

MarkWest Hydrocarbon and MarkWest Energy utilizes a combination of fixed-price forward contracts, fixed-for-floating price swaps and options available in the over-the-counter (“OTC”) market, and futures contracts traded on the New York Mercantile Exchange (“NYMEX”).  The Company and the Partnership enter into OTC swaps with financial institutions and other energy company counterparties.  Management conducts a standard credit review on counterparties and has agreements containing collateral requirements where deemed necessary.  The Company and the Partnership use standardized agreements that allow for offset of positive and negative exposures.  Some of the agreements may require margin deposit.

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

Both the Company and the Partnership have a committee, which is comprised of the senior management team that oversees all of the derivative activity.

Fair value is based on available market information for the particular derivative instrument, and incorporates the commodity, period, volume and pricing.  Positive (negative) amounts represent unrealized gains (losses).

MarkWest Hydrocarbon

MarkWest Hydrocarbon may enter into physical and/or financial positions to manage its risks related to commodity price exposure for its Standalone segment. Due to timing of purchases and sales, direct exposure to price volatility can be created, because there is no longer an offsetting purchase or sale that remains exposed to market pricing.  Through marketing and derivatives activities, direct exposure may occur naturally, or we may choose direct exposure when we favor that exposure over frac spread risk.

The following table summarizes the derivative positions specific to MarkWest Hydrocarbon’s Standalone segment at June 30, 2006:

Swaps	Contract Period	Fixed Price	Fair Value
			(in thousands)
Propane - 6.4 Mm Gal	Oct-Dec 2006	$0.93	$(1,734)
Propane - 1.8 Mm Gal	Oct-Dec 2006	1.10	(190)
Propane - 1.9 Mm Gal	Nov 2006 - Feb 2007	1.10	(200)
Propane - 3.0 Mm Gal	Dec 2006 - Feb 2007	1.09	(341)
Propane - 2.8 Mm Gal	Dec 2006 - Mar 2007	1.18	(100)
Propane - 6.2 Mm Gal	Dec 2006 - Mar 2007	1.10	(684)
Propane - 6.4 Mm Gal	Jan-Mar 2007	0.96	(1,543)
Propane - 1.6 Mm Gal	Jan-Mar 2007	1.12	(145)

Iso-butane - 0.6 Mm Gal	Jul-Sep 2006	1.22	(91)
Iso-butane - 0.7 Mm Gal	Oct-Dec 2006	1.12	(208)
Iso-butane - 0.3 Mm Gal	Dec 2006 - Mar 2007	1.35	(28)
Iso-butane - 0.6 Mm Gal	Jan-Mar 2007	1.16	(155)

Normal butane - 1.9 Mm Gal	Jul-Sep 2006	1.21	(245)
Normal butane - 2.0 Mm Gal	Oct-Dec 2006	1.10	(500)
Normal butane - 1.1 Mm Gal	Dec 2006 - Mar 2007	1.29	(77)
Normal butane - 1.7 Mm Gal	Jan-Mar 2007	1.13	(375)

Natural gasoline - 1.3 Mm Gal	Jul-Sep 2006	1.50	(94)
Natural gasoline - 2.1 Mm Gal	Jul-Sep 2006	1.44	(277)
Natural gasoline - 1.3 Mm Gal	Oct-Dec 2006	1.39	(255)
Natural gasoline - 1.0 Mm Gal	Dec 2006 - Mar 2007	1.59	33
Natural gasoline - 1.1 Mm Gal	Jan-Mar 2007	1.37	(200)

Natural gas - 0.9 Mm Mmbtu	Jul-Sep 2006	6.61	(267)
Natural gas - 0.4 Mm Mmbtu	Jul-Sep 2006	6.43	(51)
			(7,727)
Other			72
	Total MarkWest Hydrocarbon		$(7,655)

The impact of MarkWest Hydrocarbon’s commodity derivative instruments on results of operations and financial position are summarized below (in thousands):

	Three months ended June 30, 2006	Six months ended June 30, 2006
Unrealized losses – revenue	$(6,156)	$(7,655)

	June 30, 2006	December 31, 2005
Unrealized gains – other current assets	$185	$—
Unrealized loss – current liability	(7,840)	—

MarkWest Energy Partners

The Partnership’s primary risk management objective is to reduce volatility in its cash flows arising from changes in commodity prices related to future sales of natural gas, NGLs and crude.  Swaps and futures contracts may allow the Partnership to reduce volatility in its margins, because losses or gains on the derivative instruments are generally offset by corresponding gains or losses in the Partnership’s physical positions.

The following table includes information on MarkWest Energy’s specific derivative positions at June 30, 2006:

Costless collars	Contract Period	Floor	Cap	Fair Value
				(in thousands)
Crude Oil - 500 Bbl/d	2006	$57.00	$67.00	$(849)
Crude Oil - 250 Bbl/d	2006	57.00	67.00	(424)
Crude Oil - 205 Bbl/d	2006	57.00	65.10	(409)
Crude Oil - 78 Bbl/d	2006	67.50	77.30	(27)
Crude Oil - 155 Bbl/d	2007	67.50	78.55	(121)
Crude Oil - 250 Bbl/d	2007	67.50	79.15	(175)
Crude Oil - 200 Bbl/d	2007	70.00	75.95	(175)

Propane - 20,000 Gal/d	2006	0.90	0.99	(737)
Propane - 10,000 Gal/d	2006	0.97	1.15	(132)

Ethane - 22,950 Gal/d	2006	0.65	0.80	(198)

Natural Gas - 1,575 Mmbtu/d	2006	8.67	10.86	803
Natural Gas - 1,575 Mmbtu/d	Jan-Mar 2007	9.00	12.50	128
Natural Gas - 400 Mmbtu/d	2007	8.25	10.03	36
Natural Gas - 1,500 Mmbtu/d	Apr-Dec 2007	7.25	10.25	147
Natural Gas - 1,500 Mmbtu/d	Jan-Mar 2008	8.00	11.29	(42)
				(2,175)

Swaps	Contract Period	Fixed price	Fair Value
			(in thousands)
Crude Oil - 250 Bbl/d	2006	$62.00	$(614)
Crude Oil - 185 Bbl/d	2006	61.00	(487)
Crude Oil - 250 Bbl/d	2007	65.30	(926)
Crude Oil - 140 Bbl/d	2007	74.10	(94)

Propane - 5,000 Gal/d	2006	1.08	(104)

Natural gas	Jun-Oct 2006		18
			(2,207)

		Average
Future purchase / sale contracts	Contract Period	Fixed price	Fair Value
			(in thousands)
Natural Gas - 1.7 million Mmbtu (purchase)	Jul-Oct 2006	$6.07	$(1,349)
Ethane - 10.8 million Gallons (sale)	Jul-Oct 2006	0.61	(910)
Propane - 4.9 million Gallons (sale)	Jul-Oct 2006	1.07	(596)
Other NGLs - 4.2 million Gallons (sale)	Jul-Oct 2006	1.40	(214)
			(3,069)

Total MarkWest Energy Partners			$(7,451)

The impact of The Partnership’s commodity derivative instruments on results of operations and financial position are summarized below (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2006	2005	2006	2005
Realized gains (losses) – revenue	$(476)	$(251)	$63	$(209)
Unrealized gains (losses) – revenue	(6,425)	11	(6,724)	62
Other comprehensive income – changes in fair value	—	438	—	247
Other comprehensive income - settlement	—	(222)	—	(180)

	June 30, 2006	December 31, 2005
Unrealized gains – other current assets	$1,131	$—
Unrealized losses – current liability	(7,924)	(728)
Unrealized losses – non-current liability	(658)	—

8. Income Taxes

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

The Company bases the effective corporate tax rate for interim periods on the estimated annual effective corporate tax rate. Income tax expense totaled less than $0.1 million and $0.5 million for the three and six months ended June 30, 2006, respectively, resulting in an effective tax rate of 39.9%. Income tax benefit totaled $0.8 million and less than $0.1 million for the comparable periods in 2005, resulting in an effective tax rate of 31.7%. The change in the annual effective tax rate is attributable to the newly passed Texas margin tax, which increases the rate, as discussed below, and is slightly offset by the utilization of various state net operating losses (“NOL”) and the corresponding change in the state NOL valuation allowance. The estimated annual effective rate for MarkWest Hydrocarbon as a stand-alone entity for the six months ended June 30, 2006 was 32.4%. However, due to the enactment of the new Texas law and the corresponding establishment of the deferred taxes of MarkWest Energy Partners, the effective rate for the consolidated group increased to 39.9%.

The Texas legislature recently passed House Bill 3, 79th Leg., 3d C.S. (2006) ("H.B.3") that was signed into law on May 18, 2006. H.B. 3 significantly reforms the Texas franchise tax system and replaces it with a new Texas margin tax system. The margin tax expands the type of entities subject to tax to generally include all active business entities. The new margin tax will apply to common entity types that are not currently subject to tax including general and limited partnerships. The effective date of the margin tax is January 1, 2008, but the tax generally will be imposed on gross margin generated in 2007 and thereafter.

Based on this new law, the Partnership recorded a deferred tax liability of $679,000, related to temporary differences that are expected to reverse in future periods.   MarkWest Hydrocarbon recorded a corresponding deferred tax asset of $47,500 for its proportionate share, as it will receive a current tax benefit when the taxes are actually paid.

9. Stock and Incentive Compensation Plans

All previously awarded stock, options and all other compensation arrangements based on the market value of our common stock have been adjusted to reflect the stock dividend of one share of common stock for each ten shares of common stock held paid in May 2006.

Total compensation cost for share-based pay arrangements was as follows (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2006	2005	2006	2005
Stock options	$13	$259	$35	$979
Restricted stock	77	20	176	41
General partner interests	2,464	1,071	3,973	2,716
Subordinated units	(16)	99	(29)	61
Restricted units	113	435	571	665
Total compensation cost	2,651	1,884	4,726	4,462
Income tax benefit	(994)	(707)	(1,772)	(1,673)
Net compensation cost	$1,657	$1,177	$2,954	$2,789

The following summarizes the total compensation cost as of June 30, 2006, related to nonvested awards not yet recognized. The actual compensation cost recognized might differ for the restricted units, as they qualify as liability awards, which are impacted by changes in the fair value.

	Amount (in thousands)	Weighted-average Remaining Vesting Period (years)
Stock options	$55	1.4
Restricted stock	547	2.4
Restricted units	1,302	2.1
Total	$1,904

At June 30, 2006, the Company has five stock-based compensation plans, one of which is through its consolidated subsidiary, MarkWest Energy Partners. These plans are described below.

Stock Options

Stock options are issued under the Company’s 1996 Stock Incentive Plan and 1996 Non-employee Director Stock Option Plan.  The options vest over a service period of from three to five years. The options have a maximum term of ten years. At the discretion of the Company, the holder may use Company-assisted or broker-assisted cashless exercise. The Company may grant options to its employees for up to 925,000 shares of common stock.  At June 30, 2006, there were approximately 214,000 options available for grant under this plan. The Company may grant options to its non-employee directors for up to 30,000 shares of common stock. On June 15, 2006, shareholders approved the 2006 Stock Incentive Plan to replace the 1996 Stock Incentive Plan, which authorizes the Company to grant 1,000,000 shares. The 2006 Stock Incentive Plan became effective on July 1, 2006.

The fair value of stock options is estimated using the Black-Scholes option-pricing model.  No options were granted in 2006 or 2005.

Under SFAS No. 123R, compensation expense is based on the fair value of the stock options, reduced for an estimate of expected forfeitures (4.6% in the second quarter of 2006).

The following summarizes the impact of the Company’s stock option plans (in thousands of units):

	Three months ended June 30,		Six months ended June 30,
	2006	2005	2006	2005
Options exercised, cashless	—	2	7	24
Shares issued, cashless	—	1	4	14
Options exercised, cash	23	6	30	34
Shares issued, cash	23	6	30	34

A summary of the status of the Company’s stock option plans as of June 30, 2006 and 2005 are presented below.

	Number of Shares	Weighted- average Exercise Price	Weighted-average Remaining Contractual Term (in years)	Aggregate Intrinsic Value
Outstanding at December 31, 2005	125,409	$7.52	7	$1,565,891
Changes during the year:
Granted	—	—	—	—

Exercised	(37,541)	6.88	6	559,371
Forfeited	(908)	10.59	9	9,407
Expired	(597)	8.54	6	7,383

Outstanding at June 30, 2006	86,363	$7.76	6	1,467,122

Exercisable at June 30, 2006	53,768
Exercisable at June 30, 2005	78,362

	Three months ended June 30,		Six months ended June 30,
	2006	2005	2006	2005
Total fair value of options vested during the period	$47,749	$47,760	$67,186	$112,451
Total intrinsic value of options exercised during the period	$346,743	$88,155	$559,371	$427,768

Restricted Stock

The Company also issues restricted stock, for no consideration, under the Company’s 1996 Stock Incentive Plan and 1996 Non-employee Director Stock Option Plan.  The restricted stock vests over a service period of three years. The fair value of restricted stock is determined on the date of grant, based on the fair value of the common stock. The holder of restricted stock receives dividends as though the shares were unrestricted. Upon settlement, the individual receives common stock of the Company. Under SFAS No. 123R, compensation expense is based on the fair value, reduced for an estimate of expected forfeitures (4.6% in the second quarter of 2006). On June 15, 2006, shareholders approved the 2006 Stock Incentive Plan to replace the 1996 Stock Incentive Plan, which authorizes the Company to grant 1,000,000 shares. The 2006 Stock Incentive Plan became effective on July 1, 2006.

The following summarizes the impact of the Company’s restricted stock plans:

	Number of Shares	Weighted-average Grant-date Fair Value
Nonvested at January 1, 2006	24,937	$19.31
Granted	17,209	21.82
Vested	(2,556)	17.42
Forfeited	(303)	17.42
Nonvested at June 30, 2006	39,287	20.55

	Six months ended June 30,
	2006	2005
Weighted-average grant-date fair value of restricted stock granted during the period	$375,500	$133,559
Total fair value of restricted stock vested during the period / total intrinsic value of restricted stock settled during the period	$44,526	$—

During the second quarter of 2006 and 2005, the Company did not grant any shares of restricted stock, nor were there any vestings of restricted shares. The Company received no proceeds for issuing restricted stock, and there were no cash settlements during the same periods.

Participation Plan

The Company has also entered into arrangements with certain directors and employees of the Company referred to as the Participation Plan.  Under it, the Company sells subordinated partnership units of the Partnership or interests in the Partnership’s general partner under a purchase and sale agreement.  There is no vesting period or maximum contractual term under the Participation Plan. The Company’s capacity to grant further general partner interests is limited by its ownership in the general partner.

The subordinated units are sold without any restrictions on transfer.   Compensation expense is based on changes in the market value of the subordinated units. No subordinated units were sold to employees or directors in 2006 or 2005.  MarkWest Hydrocarbon reacquired no subordinated units in 2006 or 2005.

The interest in the Partnership’s general partner is sold with certain put-and-call provisions that allow the individuals to require MarkWest Hydrocarbon to buy back, or require the individuals to sell back their interest in the general partner to MarkWest Hydrocarbon.  Specifically, the employees and directors can exercise their put if (1) MarkWest Hydrocarbon or the Partnership’s general partner undergoes a change of control; (2) additional membership interests are issued that, on a pro forma basis, decrease the distributions to all the then existing members; (3) any amendment, alteration or repeal of the provisions of the general partner agreement materially and adversely affects the then existing rights, duties, obligations or restrictions of the employees and directors; or (4) the employee or director (i) becomes totally disabled while a director, officer or employee of the general partner, of MarkWest Hydrocarbon or of any of their affiliates, or (ii) dies, or (iii) retires as a director, officer or employee of the general partner of MarkWest Hydrocarbon or of any of their affiliates after reaching the age of 60 years.  The employee or his estate has 120 days after the put event to exercise the put under (4) and 30 days after notice to exercise under (1) through (3).  MarkWest Hydrocarbon can exercise its call option if the employee or director ceases to be a director or employee of MarkWest Hydrocarbon or any of its affiliates, or if there is a change of control.  MarkWest Hydrocarbon can exercise its call option if (i) the employee or director ceases to be a director or employee of MarkWest Hydrocarbon or any of its affiliates, or (ii) if there is a change of control of MarkWest or of the Partnership’s general partner. For the call option based upon a termination of employment or directorship, MarkWest Hydrocarbon has 12 months following the termination date to exercise its call option. MarkWest Hydrocarbon has agreed to exempt the general partner interests of three present or former directors from the call option based upon a termination of employment or directorship. Additionally, pursuant to the terms of Mr. Semple’s employment agreement with MarkWest Hydrocarbon, 66% of his general partner interest has become exempt from the call option based upon a termination of employment or directorship for reasons other than cause, and the remaining 34% will likewise become exempt after November 1, 2006. For the call option based upon a change of control of MarkWest or of the Partnership’s general partner, MarkWest Hydrocarbon has 30 days following the change of control to exercise its call option.

As the formula used to determine the sale and buy-back price is not based on an independent third-party valuation, coupled with the attributes of the put-and-call provisions, these transactions are considered compensatory arrangements, similar to a stock appreciation right. Compensation expense related to general partner interests is calculated as the difference in the formula value and the amount paid by those individuals.  The formula value is the amount MarkWest Hydrocarbon would have to pay the employees and directors to repurchase the general partner interests, and is based on the current market value of the Partnership’s common units and the current quarterly distributions paid.  During the quarters ended June 30, 2006 and 2005, the Company did not receive or distribute any monies for the issuance or repurchase of general partner interests.

MarkWest Energy Partners, L.P. Long-Term Incentive Plan

The general partner has adopted the MarkWest Energy Partners, L.P. Long-Term Incentive Plan for employees and directors of the general partner, as well as employees of its affiliates who perform services for us. The plan consists of restricted units and unit options. It currently permits the grant of awards covering an aggregate of 500,000 common units, comprised of 200,000 restricted units and 300,000 unit options. The Compensation Committee of the general partner’s Board of Directors administers the plan.

Restricted Units. A restricted unit is a “phantom” unit that entitles the grantee to receive a common unit upon the vesting of the phantom unit or, at the discretion of the Compensation Committee, cash equivalent to the value of a common unit.  The restricted units vest over a service period of three to four years; however, vesting for certain awards accelerates if specific annualized distribution goals are met. During the vesting period, these restricted units are entitled to receive distribution equivalents, which represent cash equal to the amount of distributions made on common units.

The following is a summary of restricted units issued under the Partnership’s Long-Term Incentive Plan:

	Number of units	Weighted- average grant-date fair value
Non-vested at December 31, 2005	38,864	$45.60
Granted	30,293	46.64
Vested	(9,643)	46.44
Forfeited	(895)	45.85
Non-vested at June 30, 2006	58,619	$46.00

	Three months ended June 30,		Six months ended June 30,
	2006	2005	2006	2005
Weighted-average grant-date fair value of restricted units granted during the period	$—	$322,605	$1,412,933	$708,599
Total fair value of restricted units vested during the period / total intrinsic value of restricted units settled during the period	—	101,995	447,841	69,025

During the quarters ended June 30, 2006 and 2005, the Partnership received no proceeds for issuing restricted units, and there were no cash settlements.

Of the total number of restricted units that vested in the second quarter of 2006 and 2005, the Partnership did not redeem any restricted units for cash. It issued 9,643 common units in 2006. In 2005 the Partnership issued 8,850 common units and acquired 250 more common units in the open market.

Unit Options. The Compensation Committee has the authority to make grants of unit options under the plan to employees and directors containing such terms as the committee shall determine. Unit options are exercisable over a period determined by the Compensation Committee. Unit options also are exercisable upon a change in control of us, the general partner, MarkWest Hydrocarbon or upon the achievement of specified financial objectives.

As of June 30, 2006, the Partnership had not granted common unit options.

10. Dividends Paid to Shareholders

Stock Dividend

On April 27, 2006, MarkWest Hydrocarbon announced that its Board of Directors approved the issuance of one share of common stock for each ten shares of common stock held by common stockholders. The stock was issued on May 23, 2006, to the stockholders of record as of the close of business on May 11, 2006; the ex-dividend rate was May 9, 2006. 1,084,647 shares were issued at a fair value of $24.4 million, based upon the last sale price on the record date ($22.50 per share). Cash of $3,200 was paid in lieu of fractional shares, based upon the last sale price on the record date.

Cash Dividends

On January 26, 2006, the Company’s Board of Directors declared a quarterly cash dividend of $0.125 per share, payable on February 22, 2006, to the stockholders of record as of the close of business on February 15, 2006. The ex-dividend date was February 13, 2006.

On April 27, 2006, the Company’s Board of Directors declared a quarterly cash dividend of $0.175 per share, an increase of $0.10 per share from the same period of 2005, payable on June 5, 2006, to the stockholders of record as of the close of business on May 26, 2006. The ex-dividend date was May 24, 2006

On July 27, 2006, the Company’s Board of Directors declared a quarterly cash dividend of $0.24 per share, payable on August 21, 2006, to the stockholders of record as of the close of business on August 14, 2006. The ex-dividend date will be August 10, 2006.

11. Commitments and Contingencies

Legal

In the ordinary course of business, the Company is subject to a variety of risks and disputes normally to its business and is a party to various legal proceedings. We maintain insurance policies in amounts and with coverage and deductibles as we believe are reasonable and prudent. However, we cannot assure either that the insurance companies will promptly honor their policy obligations or that the coverage or levels of insurance will be adequate to protect us from all material expenses related to future claims for property loss or business interruption to the Company or for third party claims of personal and property damage, or that the coverages or levels of insurance it presently has will be available in the future at economical prices.

In early 2005 MarkWest Hydrocarbon, Inc., the Partnership and several of its affiliates were served with two lawsuits, Ricky J. Conn, et al. v. MarkWest Hydrocarbon, Inc. et al. (filed February 2, 2005), and Charles C. Reid, et al. v. MarkWest Hydrocarbon, Inc. et al. (filed February 8, 2005), in Floyd Circuit Court, Commonwealth of Kentucky, Civil Action No. 05-CI-00137 and Civil Action No. 05-CI-00156, which actions on February 24, 2005, were removed to the jurisdiction of the U.S. District Court for the Eastern District of Kentucky, Pikeville Division. The Company, the Partnership and its affiliates were served with an additional lawsuit, Community Trust and Investment Co., et al. v. MarkWest Hydrocarbon, Inc. et al., filed November 7, 2005,in Floyd County Circuit Court, Kentucky, that added five new claimants but essentially alleged the same facts and claims as the earlier two suits. On March 27, 2006, the U.S. District Court remanded the cases back to Floyd County Circuit Court, Kentucky, and the cases were consolidated into Ricky J. Conn, et al. v. MarkWest Hydrocarbon, Inc. et al., Floyd Circuit Court, Commonwealth of Kentucky, Civil Action No. 05-CI-00137.

These actions are for third-party claims of property and personal injury damages sustained as a consequence of an NGL pipeline leak and an ensuing explosion and fire that occurred on November 8, 2004. The pipeline was owned by an unrelated business entity and leased and operated by the Partnership’s subsidiary, MarkWest Energy Appalachia, LLC. It transports NGLs from the Maytown gas processing plant to the Partnership’s Siloam fractionator. The explosion and fire from the leaked vapors resulted in property damage to five homes and injuries to some of the residents. The pipeline owner, the U.S. Department of Transportation, Office of Pipeline Safety (“OPS”), and the Partnership continue to investigate the incident. Discovery in the action is now underway following the remand back to state court. The trial is scheduled to begin

February 5, 2007.

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

In late June 2006 a Notice of Probable Violation and Proposed Civil Penalty (NOPV) was issued by OPS to both MarkWest Hydrocarbon and the unaffiliated owner of the pipeline, with a proposed penalty in the aggregate amount of $1,070,000. Initial response to the NOPV is not due until at least September 1, 2006, and the Company is likely going to request an administrative hearing and settlement conference with respect to the NOPV.

Related to the above referenced pipeline incident, MarkWest Hydrocarbon and the Partnership have filed an independent action captioned MarkWest Hydrocarbon, Inc., et al. v. Liberty Mutual Ins. Co., et al. (District Court, Arapahoe County, Colorado, Case No. 05CV3953 filed August 12, 2005), as removed to the (U.S. District Court for the District of Colorado, Civil Action No. 1:05-CV-1948, on October 7, 2005), against its All-Risks Property and Business Interruption insurance carriers as a result of the companies’ refusal to honor their insurance coverage obligation to pay the Company for certain expenses related to the pipeline incident. These include the Company’s internal expenses and costs incurred for damage to, and loss of use of the pipeline, equipment and products; the extra transportation costs incurred for transporting the liquids while the pipeline was out of service; the reduced volumes of liquids that could be processed; and the costs of complying with the OPS Corrective Action Order (hydrostatic testing, repair/replacement and other pipeline integrity assurance measures). These expenses and costs have been expensed as incurred and any potential recovery from the All-Risks Property and Business Interruption insurance carriers will be treated as “other income” if and when it is received. The Company has not provided for a receivable for these claims because of the uncertainty as to whether and how much the Company will ultimately recover under the policies. The Company has also asserted that the cost of pipeline testing, replacement and repair are subject to an equitable sharing arrangement with its owner, pursuant to the terms of the pipeline lease agreement. Discovery in the action is continuing.

The Company has also been involved in a lawsuit captioned Ross Bros. Construction v. MarkWest Hydrocarbon, Inc., (U.S. Court Appeals for the Sixth Circuit, Case No. 05-6251). This lawsuit involved the expansion construction of the Siloam Kentucky gas processing and fractionation plant and a dispute as to the monetary value of work and additional work beyond the contract’s lump sum price performed by the contractor. This lawsuit involved a claim of approximately $0.7 million in extra costs. The Company was recently granted Summary Judgment on its defense asserting accord and satisfaction. In August 2005, Plaintiffs filed an appeal of the Summary Judgment to the U.S. Court of Appeals for the 6th Circuit. The case was fully briefed and oral Argument to the 6th Circuit was heard on July 18, 2006, and we are awaiting the ruling from the Court. The Company believes that, while it is not able to predict the outcome of this matter, based on the judge’s discussion on the grant of the summary judgment and denial of Ross Brothers’ motion for reconsideration, it is probable that the Company will prevail in the appeal. As a result, the Company has not provided for a loss contingency.

In the ordinary course of business, the Company is a party to various other legal actions. In the opinion of management, none of these actions, either individually or in the aggregate, will have a material adverse effect on the Company’s financial condition, liquidity or results of operations.

Office Lease Obligation

The Partnership entered into a ten-year office lease and relocated its and MarkWest Hydrocarbon, Inc.’s corporate headquarters to the Park Central Building, located in downtown Denver, Colorado in July 2006. The lease provides for a tenant improvement allowance of up to approximately $1.8 million through December 31, 2006. A security deposit of $1.0 million was provided in the form of an irrevocable letter of credit. The future minimum lease payments of the new lease are as follows:

Year ending December 31,
2006	$—
2007	927,442
2008	972,138
2009	1,016,834
2010	1,044,769
2011 and thereafter	5,983,677
Total	$9,944,860

The Partnership’s principal executive office is currently located in a building leased by MarkWest Hydrocarbon.  A portion of the lease cost for that building historically had been allocated to the Partnership. In accordance with SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities, the Company incurred a liability associated with the cancelled lease of $1.3 million.

12. Segment Reporting

MarkWest Hydrocarbon’s operations are classified into two reportable segments:

1.               MarkWest Hydrocarbon Standalone — The Company sells its equity and third-party NGLs, purchases third-party natural gas, and sells its equity and third-party natural gas. Since February 2004, the Company has been engaged in the wholesale propane marketing business through a third party agency agreement. In June of 2006, that agreement was terminated. The wholesale propane marketing was largely accomplished through an agency agreement with a third party, however in June of 2006 that agreement was terminated. MarkWest Hydrocarbon Standalone operates MarkWest Energy Partners, a publicly traded limited partnership.

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

The table below presents information about net income/(loss) for the reported segments for the three and six months ended June 30, 2006 and 2005. Net income/(loss) for each segment includes total revenues minus purchased product costs, facility expenses, selling, general and administrative expenses, depreciation, amortization of intangible assets, accretion of asset retirement obligations and impairments and excludes interest income, interest expense, amortization of deferred financing costs, gain on sale of non-operating assets, non-controlling interest in net income of consolidated subsidiary, miscellaneous income (expense) and income taxes.

Selling, general and administrative expenses are allocated to the segments based on direct expenses incurred by the segments or allocated based on the percent of time that employees devote to the segment in accordance with the Partnership’s services agreement with the Company.

	MarkWest Hydrocarbon Standalone	MarkWest Energy Partners	Consolidating Entries	Total
Three months ended June 30, 2006 (in thousands):
Revenues:
Revenue	$62,189	$142,280	$(17,879)	$186,590
Derivatives	(6,156)	(6,901)	—	(13,057)
Total Revenue	56,033	135,379	(17,879)	173,533

Purchased product costs	52,606	76,178	(11,926)	116,858
Facility expenses	4,705	15,465	(5,953)	14,217
Selling, general and administrative expenses	4,073	8,988	—	13,061
Depreciation	394	7,384	—	7,778
Amortization of intangible assets	—	4,027	—	4,027
Accretion of asset retirement and lease obligations	—	26	—	26
Operating income (loss)	(5,745)	23,311	—	17,566

Other income (expense):
Equity in earnings in unconsolidated affiliates	—	1,228	—	1,228
Interest income	177	259	—	436
Interest expense	(84)	(10,714)	—	(10,798)
Amortization of deferred financing costs (a component of interest expense)	(33)	(826)	—	(859)
Dividend income	109	—	—	109
Miscellaneous income	2	1,515	—	1,517
Income (loss) before non-controlling interest in net income of consolidated subsidiary and income taxes	(5,574)	14,773	—	9,199
Income tax (expense) benefit	78	(679)	543	(58)
Non-controlling interest in net income of consolidated subsidiary	—	—	(11,273)	(11,273)
Net income (loss)	$(5,496)	$14,094	$(10,730)	$(2,132)

	Markwest Hydrocarbon Standalone	Markwest Energy Partners	Consolidating Entries	Total
Three months ended June 30, 2005 (in thousands):
Revenues:
Revenue	$52,786	$103,200	$(14,706)	$141,280
Derivatives	—	(240)	—	(240)
Total Revenue	52,786	102,960	(14,706)	141,040

Purchased product costs	47,729	73,862	(9,237)	112,354
Facility expenses	5,094	11,360	(5,469)	10,985
Selling, general and administrative expenses	2,814	6,311	—	9,125
Depreciation	419	4,576	—	4,995
Amortization of intangible assets	—	2,095	—	2,095
Accretion of asset retirement and lease obligations	2	9	—	11
Operating income (loss)	(3,272)	4,747	—	1,475

Other income (expense):
Equity in earnings in unconsolidated affiliates	(1)	990	—	989
Interest income	258	63	—	321
Interest expense	(30)	(4,558)	—	(4,588)
Amortization of deferred financing costs (a component of interest expense)	(61)	(497)	—	(558)
Dividend income	96	—	—	96
Miscellaneous income	222	(74)	—	148
Income (loss) before non-controlling interest in net income of consolidated subsidiary and income taxes	(2,788)	671	—	(2,117)
Income tax benefit	802	—	—	802
Non-controlling interest in net income of consolidated subsidiary	—	—	(294)	(294)
Net income (loss)	$(1,986)	$671	$(294)	$(1,609)

	MarkWest Hydrocarbon Standalone	MarkWest Energy Partners	Consolidating Entries	Total
Six months ended June 30, 2006 (in thousands):
Revenues:
Revenue	$164,281	$298,783	$(35,594)	$427,470
Derivatives	(7,655)	(6,661)	—	(14,316)
Total Revenue	156,626	292,122	(35,594)	413,154

Purchased product costs	144,631	176,975	(23,581)	298,025
Facility expenses	10,475	29,459	(12,013)	27,921
Selling, general and administrative expenses	7,111	17,326	—	24,437
Depreciation	599	14,557	—	15,156
Amortization of intangible assets	—	8,043	—	8,043
Accretion of asset retirement and lease obligations	—	51	—	51
Operating income (loss)	(6,190)	45,711	—	39,521

Other income (expense):
Equity in earnings in unconsolidated affiliates	—	2,173	—	2,173
Interest income	363	479	—	842
Interest expense	(152)	(21,690)	—	(21,842)
Amortization of deferred financing costs (a component of interest expense)	(50)	(1,634)	—	(1,684)
Dividend income	215	—	—	215
Miscellaneous income	152	3,607	—	3,759
Income (loss) before non-controlling interest in net income of consolidated subsidiary and income taxes	(5,662)	28,646	—	22,984
Income tax (expense) benefit	(331)	(679)	543	(467)
Non-controlling interest in net income of consolidated subsidiary	—	—	(21,817)	(21,817)
Net income (loss)	$(5,993)	$27,967	$(21,274)	$700

	Markwest Hydrocarbon Standalone	Markwest Energy Partners	Consolidating Entries	Total
Six months ended June 30, 2005 (in thousands):
Revenues:
Revenue	$117,307	$192,744	$(30,511)	$279,540
Derivatives	—	(147)	—	(147)
Total Revenue	117,307	192,597	(30,511)	279,393

Purchased product costs	101,550	134,647	(19,144)	217,053
Facility expenses	10,921	20,691	(11,367)	20,245
Selling, general and administrative expenses	6,277	10,950	—	17,227
Depreciation	834	8,902	—	9,736
Amortization of intangible assets	—	4,190	—	4,190
Accretion of asset retirement and lease obligations	2	19	—	21
Operating income (loss)	(2,277)	13,198	—	10,921

Other income (expense):
Equity in earnings in unconsolidated affiliates	—	990	—	990
Interest income	440	130	—	570
Interest expense	(61)	(8,232)	—	(8,293)
Amortization of deferred financing costs (a component of interest expense)	(122)	(972)	—	(1,094)
Dividend income	188	—	—	188
Miscellaneous income	413	(178)	—	235
Income (loss) before non-controlling interest in net income of consolidated subsidiary and income taxes	(1,419)	4,936	—	3,517
Income tax benefit	32	—	—	32
Non-controlling interest in net income of consolidated subsidiary	—	—	(3,619)	(3,619)
Net income (loss)	$(1,387)	$4,936	$(3,619)	$(70)

13. Subsequent Events

MarkWest Energy Partners Equity Offering

On July 6, 2006, the Partnership completed its underwritten public offering of 3.0 million common units (the “Common Unit Offering”) at a price of $39.75 per common unit. In addition, on July 12, 2006, the Partnership completed the sale of an additional 300,000 common units to cover over-allotments in connection with the Common Unit Offering. The sale of units resulted in total gross proceeds of $131.2 million, and net proceeds of $127.3 million, after the underwriters’ commission and legal, accounting and other transaction expenses. The Partnership intends to use the net proceeds from the offering, which includes a capital contribution from its general partner to maintain its 2% general partner interest in the Partnership, to repay a portion of the term debt under the Partnership Credit Facility.

MarkWest Energy Partners Debt Offering

On July 6, 2006, the Partnership and its subsidiary, MarkWest Energy Finance Corporation, completed their private placement of $200 million in aggregate principal amount of 8 ½ % senior notes due 2016 (the “2016 Senior Notes”) to qualified institutional buyers. The 2016 Senior Notes will mature on July 15, 2016, and interest is payable on each July 15 and January 15, commencing January 15, 2007. The net proceeds from the private placement were approximately $191.2 million, after deducting the initial purchasers’ discounts and legal, accounting and other transaction expenses. The Partnership intends to use the net proceeds from the offering to repay a portion of the term debt under the Partnership Credit Facility. Affiliates of several of the initial purchasers, including RBC Capital Markets Corporation, J.P. Morgan Securities Inc., and Wachovia Capital Markets, LLC, are lenders under the Partnership Credit Facility.

Change in Address of Principal Executive Offices

In July 2006 we relocated our principal executive office to 1515 Arapahoe Street, Suite 700, Denver, Colorado 80202. Our telephone number is 303-925-9200.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Statements included in this quarterly report on Form 10-Q that are not historical facts are forward-looking statements. We use words such as “may,” “believe,” “estimate,” “expect,” “intend,” “project,” “anticipate,” and similar expressions to identify forward looking statements.

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

•      Winter weather conditions.

This list is not necessarily complete. Other unknown or unpredictable factors could also have material adverse effects on future results. The Company does not publicly update any forward-looking statement with new information or future events. Investors are cautioned not to put undue reliance on forward-looking statements as many of these factors are beyond our ability to control or predict.

In addition, on April 27, 2006, MarkWest Hydrocarbon announced that its Board of Directors approved the issuance of one share of common stock for each ten shares of common stock held by common stockholders. The stock was issued on May 23, 2006, to the stockholders of record as of the close of business on May 11, 2006. 1,084,647 shares were issued at a fair value of $24.4 million, based upon the last sale price on the record date ($22.50 per share). Cash of $3,200 was paid in lieu of fractional shares, based upon the last sale price on the record date. All common stock accounts and per share data, have been retroactively adjusted to give effect to the dividend of our common stock.

Overview

MarkWest Hydrocarbon reported a net loss of $2.1 million, or $0.18 per diluted share, for the three months ended June 30, 2006, compared to a net loss of $1.6 million, or $0.14 per diluted share, for the corresponding quarter of 2005. The company also reported a net income of $0.7 million, or $0.06 per diluted share for the six months ended June 30, 2006, compared to a net loss of $0.1 million, or $0.01 per diluted share, for the corresponding period of 2005. The Company reports its results under accounting principles generally accepted in the United States (“GAAP”), which require that the Company consolidate MarkWest Energy Partners.

MarkWest Hydrocarbon Standalone Results

For the three months ended June 30, 2006, MarkWest Hydrocarbon Standalone reported an operating loss of $5.7 million, compared to an operating loss of $3.3 million for the comparable quarter of 2005. MarkWest Hydrocarbon Standalone also reported a net loss of $5.5 million for the three months ended June 30, 2006, compared to a net loss of $2.0 million for the comparable quarter of 2005.

For the six months ended June 30, 2006, MarkWest Hydrocarbon Standalone reported an operating loss of $6.2 million, compared to an operating loss of $2.3 million for the comparable period of 2005. MarkWest Hydrocarbon Standalone also reported a net loss of $6.0 million for the six months ended June 30, 2006, compared to a net loss of $1.4 million for the comparable period of 2005.

Stock Dividend

On April 27, 2006, MarkWest Hydrocarbon announced that its Board of Directors approved the issuance of one share of common stock for each ten shares of common stock held by common stockholders. The stock was issued on May 23, 2006, to the stockholders of record as of the close of business on May 11, 2006; the ex-dividend date was May 9, 2006. 1,084,647 shares were issued at a fair value of $24.4 million, based upon the last sale price on the record date ($22.50 per share). Cash of $3,200 was paid in lieu of fractional shares, based upon the last sale price on the record date.

Cash Dividends

On January 26, 2006, the Company’s Board of Directors declared a quarterly cash dividend of $0.125 per share, payable on February 22, 2006, to the stockholders of record as of the close of business on February 15, 2006. The ex-dividend date was February 13, 2006.

On April 27, 2006, the Company’s Board of Directors declared a quarterly cash dividend of $0.175 per share, an increase of $0.10 per share from the same period of 2005, payable on June 5, 2006, to the stockholders of record as of the close of business on May 26, 2006. The ex-dividend date was May 24, 2006

On July 27, 2006, the Company’s Board of Directors declared a quarterly cash dividend of $0.24 per share, payable on August 21, 2006, to the stockholders of record as of the close of business on August 14, 2006. The ex-dividend date will be August 10, 2006.

MarkWest Energy Partners Results

For the three months ended June 30, 2006, the Partnership reported operating income of $23.3 million compared to $4.7 million for the corresponding quarter of 2005, an increase of $18.6 million, or 396%. The Partnership also reported net income of $14.1 million in the second quarter of 2006, compared to $0.7 million in 2005.

For the six months ended June 30, 2006, the Partnership reported operating income of $45.7 million compared to $13.2 million for the corresponding period of 2005, an increase of $32.5 million, or 246%. The Partnership also reported net income of $28.0 million for the six months ended June 30, 2006, compared to $4.9 million in 2005.

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

MarkWest Hydrocarbon’s assets consist primarily of partnership interests in MarkWest Energy Partners and certain processing agreements in Appalachia.  As of June 30, 2006, the Company owned a 21% interest in the Partnership, consisting of the following:

•     1,633,334 subordinated units and 836,162 common units, representing a 19% limited partner interest in the Partnership; and

•     an 89% ownership interest in MarkWest Energy GP, L.L.C., the general partner of the Partnership, which in turn owns a 2% general partner interest and all of the incentive distribution rights in the Partnership.

Following the Partnership’s equity offering of 3.3 million new common units in July 2006 (see Note 13), MarkWest Hydrocarbon and its subsidiaries, in the aggregate, owned a 17% interest in the Partnership, consisting of 1,633,334 subordinated units, 836,162 common units and a 2% general partner interest in the Partnership.

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

MarkWest Hydrocarbon

Excluding the equity income derived from MarkWest Energy Partners, we generate the majority of our revenues and net operating margin (defined and discussed further, below) from our Appalachia processing agreements. We outsource these services to the Partnership, and pay the Partnership a fee for providing processing and fractionation services. As compensation for providing processing services to our Appalachian producers, we earn a fee and receive title to the NGLs produced. In return, we are required to replace, in dry natural gas, the Btu value of the NGLs extracted.  This Btu replacement obligation is referred to in the industry as a “keep-whole” arrangement. In keep-whole arrangements, our principal cost is purchasing and delivering dry gas of an equivalent Btu content to replace Btus extracted from the gas stream in the form of NGLs, or consumed as fuel during processing.  The spread between the NGL product sales price and the purchase price of natural gas with an equivalent Btu content is called the “frac spread.” Generally, the frac spread is positive and offsets all or a portion of the fees that we pay the Partnership.  In the event natural gas becomes more expensive, on a Btu equivalent basis, than NGL products, and the associated fees that we pay the Partnership, the net operating margin associated with the Appalachian processing agreements results in operating losses.

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

Beginning in 2006 we also entered into derivative instruments, which are marked to market, to manage our risks related to commodity price exposure. Our keep-whole contracts expose us to commodity price risk, both on the sales side (of NGLs) and on the purchase side (of natural gas), which, in turn, may increase the volatility of our standalone results and cash flows.  We attempt to mitigate our commodity price risk through our commodity price risk management program (see Item 3, “Quantitative and Qualitative Disclosures about Market Risk” for further details about our commodity price risk management program).

Our natural gas marketing group markets natural gas for MarkWest Energy Partners’ facilities, purchases replacement Btu gas requirements and assists with business development efforts. Since February 2004, the Company has been engaged in the wholesale propane marketing business through a third party agency agreement. In June of 2006, that agreement was terminated. MarkWest Hydrocarbon also enters into future sale agreements that, as derivative instruments, are marked to market.

MarkWest Hydrocarbon also receives revenue under fee-based arrangements for processing natural gas.

MarkWest Energy Partners

The Partnership generates the majority of its revenues and net operating margin (defined and discussed further, below) from natural gas gathering, processing and transmission, NGL transportation, fractionation and storage; and crude oil gathering and transportation. In many cases, the Partnership provides services under contracts that contain a combination of more than one of the arrangements described below. While all of these services constitute midstream energy operations, the Partnership provides services under the following different types of arrangements:

•      Fee-based arrangements. Under fee-based arrangements, the Partnership receives a fee or fees for one or more of the following services: gathering, processing and transmission of natural gas; transportation, fractionation and storage of NGLs; and gathering and transportation of crude oil. The revenue the Partnership earns from these arrangements is directly related to the volume of natural gas, NGLs or crude oil that flows through our systems and facilities and is not directly dependent on commodity prices. In certain cases, these arrangements provide for minimum annual payments. If a sustained decline in commodity prices were to result in a decline in volumes, however, the Partnership’s revenues from these arrangements would be reduced.

•      Percent-of-proceeds arrangements.  Under percent-of-proceeds arrangements, the Partnership gathers and processes natural gas on behalf of producers, sells the resulting residue gas, condensate and NGLs at market prices, and remits to producers an agreed upon percentage of the proceeds based on an index price. In other cases, instead of remitting cash payments to the producer, the Partnership delivers an agreed-upon percentage of the residue gas and NGLs to the producer, and sells the volumes it keeps to third parties at market prices.  Generally, under these types of arrangements its revenues and net operating margins generally increase as natural gas, condensate and NGL prices increase, and its revenues and net operating margins decrease as natural gas and NGL prices decrease

•      Percent-of-index arrangements.  Under percent-of-index arrangements, the Partnership generally purchases natural gas at either (1) a percentage discount to a specified index price, (2) a specified index price less a fixed amount, or (3) a percentage discount to a specified index price less an additional fixed amount. It then gathers and delivers the natural gas to pipelines, where it resells the natural gas at the index price, or at a different percentage discount to the index price. The net operating margins the Partnership realizes under these arrangements decrease in periods of low natural gas prices, because these net operating margins are based on a percentage of the index price. Conversely, their net operating margins increase during periods of high natural gas prices.

•      Keep-whole arrangements.  Under keep-whole arrangements, the Partnership gathers natural gas from the producer, processes the natural gas, and sells the resulting condensate and NGLs to third parties at market prices. Because the extraction of the condensate and NGLs from the natural gas during processing reduces the Btu content of the natural gas, the Partnership must either purchase natural gas at market prices for return to producers, or make cash payment to the producers equal to the energy content of this natural gas. Accordingly, under these arrangements the Partnership’s revenues and net operating margins increase as the price of condensate and NGLs increases relative to the price of natural gas, and decreases as the price of natural gas increases relative to the price of condensate and NGLs.

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

At June 30, 2006, the Partnership’s primary exposure to keep-whole contracts was limited to its Arapaho (Oklahoma) processing plant and its East Texas processing contracts. At the Arapaho plant inlet, the Btu content of the natural gas meets the downstream pipeline specification; however, the Partnership has the option of extracting NGLs when the processing margin environment is favorable. In addition, approximately half, as measured in volumes, of the related gas gathering contracts include additional fees to cover plant operating costs, fuel costs and shrinkage costs in a low-processing margin environment. Because of the Partnership’s ability to operate the plant in several recovery modes, including turning it off, coupled with the additional fees provided for in the gas gathering contracts, its overall keep-whole contract exposure is limited to a small portion of the operating costs of the plant. For the three and six months ended June 30, 2006, approximately 7.6% and 7.6% of East Texas inlet volumes were processed pursuant to keep-whole contracts.

For the six months ended June 30, 2006, MarkWest Energy Partners generated the following percentages of its revenues and net operating margin from the following types of contracts:

	Fee-Based	Percent-of- Proceeds (1)	Percent-of- Index (2)	Keep- Whole (3)	Total
Revenues	13%	36%	17%	34%	100%
Net operating margin	31%	51%	10%	8%	100%

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

As a result of the contracts mentioned above, the Company is one of the Partnership’s largest customers.  For the six months ended June 30, 2006, we accounted for 12% of the Partnership’s revenues and 13% of its net operating margin.  This represents a decrease from the six months ended June 30, 2005, when we accounted for 16% of the Partnership’s revenues and 22% of its net operating margin.  We expect we will continue to account for less of the Partnership’s business in the future as it continues to acquire assets and increase its customer base or diversify its business.

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

Since the Partnership’s initial public offering, it has completed eight acquisitions for an aggregate purchase price of approximately $795 million, net of working capital. The following table sets forth information regarding each of these acquisitions:

Name	Assets	Location	Consideration	Closing Date
			(in millions)
Javelina (1)	Gas processing and fractionation facility	Corpus Christi, TX	$398.8	November 1, 2005

Starfish (2)	Natural gas pipeline, gathering system and dehydration facility	Gulf of Mexico/Southern Louisiana	$41.7	March 31, 2005

East Texas	Gathering system and gas procession assets	East Texas	$240.7	July 30, 2004

Hobbs	Natural gas pipeline	New Mexico	$2.3	April 1, 2004

Michigan Crude Pipeline	Common carrier crude oil pipeline	Michigan	$21.3	December 18, 2003

Western Oklahoma	Gathering system	Western Oklahoma	$38.0	December 1, 2003

Lubbock Pipeline	Natural gas pipeline	West Texas	$12.2	September 2, 2003

Pinnacle	Natural gas pipelines and gathering systems	East Texas	$39.9	March 28, 2003

(1)   Consideration includes $35.5 million in cash.

(2)   Represents a 50% non-controlling interest.

Results of Operations

Operating Data

	Three months ended June 30,			Six months ended June 30,
	2006	2005	% Change	2006	2005	% Change
MarkWest Hydrocarbon Standalone:
Marketing
NGL product sales (gallons)(1)	19,783,000	31,317,000	-36.8%	69,750,000	83,481,000	-16.4%

Wholesale
NGL product sales (gallons)(2)	7,867,000	7,087,000	11.0%	35,063,000	26,759,000	31.0%

MarkWest Energy Partners:
East Texas(3)
Gathering systems throughput (Mcf/d)	375,000	323,000	16.1%	360,000	305,000	18.0%
NGL product sales (gallons)	40,461,000	26,222,000	54.3%	75,897,000	50,596,000	50.0%

Oklahoma
Foss Lake gathering systems throughput (Mcf/d)	84,500	70,000	20.7%	86,100	69,000	24.8%
Arapaho NGL product sales (gallons)	19,615,000	16,457,000	19.2%	38,032,000	31,674,000	20.1%

Other Southwest(4)
Appleby gathering systems throughput (Mcf/d)	33,600	32,000	5.0%	33,600	30,000	12.0%
Other gathering systems throughput (Mcf/d)	21,900	16,000	36.9%	20,500	17,000	20.6%
Lateral throughput volumes (Mcf/d)	93,600	91,000	2.9%	71,500	72,000	(0.7)%

Appalachia(5)
Natural gas processed for a fee (Mcf/d)	197,000	192,000	2.6%	201,000	200,000	0.5%
NGLs fractionated for a fee (Gal/day)	450,000	421,000	6.9%	450,000	441,000	2.0%
NGL product sales (gallons)	10,468,000	10,154,000	3.1%	20,951,000	20,919,000	0.2%

Michigan
Natural gas processed for a fee (Mcf/d)	5,800	6,800	(14.7)%	5,200	6,900	(24.6)%
NGL product sales (gallons)	1,394,000	1,493,000	(6.6)%	2,843,000	3,056,000	(7.0)%
Crude oil transported for a fee (Bbl/d)	14,900	14,200	4.9%	14,600	14,200	2.8%

Gulf Coast(6)
Natural gas processed for a fee (Mcf/d)	130,000	NA	NA	125,000	NA	NA
NGLs fractionated for a fee (Gal/day)	1,1128,000	NA	NA	1,086,000	NA	NA

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

The following reconciles this non-GAAP financial measure to the most comparable GAAP financial measure for the three and six months ended June 30, 2006 and 2005:

	MarkWest Hydrocarbon Standalone	MarkWest Energy Partners	Consolidating Entries	Total
Three months ended June 30, 2006 (in thousands):
Revenues:
Revenue	$62,189	$142,280	$(17,879)	$186,590
Derivatives	(6,156)	(6,901)	—	(13,057)
Total revenue	56,033	135,379	(17,879)	173,533

Purchased product costs	52,606	76,178	(11,926)	116,858
Net operating margin	3,427	59,201	(5,953)	56,675

Operating expenses:
Facility expenses	4,705	15,465	(5,953)	14,217
Selling, general and administrative expenses	4,073	8,988	—	13,061
Depreciation	394	7,384	—	7,778
Amortization of intangible assets	—	4,027	—	4,027
Accretion of asset retirement and lease obligations	—	26	—	26
Operating income (loss)	(5,745)	23,311	—	17,566

Other income (expense):
Equity in earnings in unconsolidated affiliates	—	1,228	—	1,228
Interest income	177	259	—	436
Interest expense	(84)	(10,714)	—	(10,798)
Amortization of deferred financing costs (a component of interest expense)	(33)	(826)	—	(859)
Dividend income	109	—	—	109
Miscellaneous income	2	1,515	—	1,517
Income (loss) before non-controlling interest in net income of consolidated subsidiary and income taxes	(5,574)	14,773	—	9,199
Income tax (expense) benefit	78	(679)	543	(58)
Non-controlling interest in net income of consolidated subsidiary	—	—	(11,273)	(11,273)
Net income (loss)	$(5,496)	$14,094	$(10,730)	$(2,132)

	MarkWest Hydrocarbon Standalone	MarkWest Energy Partners	Consolidating Entries	Total
Three months ended June 30, 2005 (in thousands):
Revenues:
Revenue	$52,786	$103,200	$(14,706)	$141,280
Derivatives	—	(240)	—	(240)
Total revenue	52,786	102,960	(14,706)	141,040

Purchased product costs	47,729	73,862	(9,237)	112,354
Net operating margin	5,057	29,098	(5,469)	28,686

Operating expenses:
Facility expenses	5,094	11,360	(5,469)	10,985
Selling, general and administrative expenses	2,814	6,311	—	9,125
Depreciation	419	4,576	—	4,995
Amortization of intangible assets	—	2,095	—	2,095
Accretion of asset retirement and lease obligations	2	9	—	11
Operating income (loss)	(3,272)	4,747	—	1,475

Other income (expense):		—	—
Equity in earnings in unconsolidated affiliates	(1)	990	—	989
Interest income	258	63	—	321
Interest expense	(30)	(4,558)	—	(4,588)
Amortization of deferred financing costs (a component of interest expense)	(61)	(497)	—	(558)
Dividend income	96	—	—	96
Miscellaneous income	222	(74)	—	148
Income (loss) before non-controlling interest in net income of consolidated subsidiary and income taxes	(2,788)	671	—	(2,117)
Income tax benefit	802	—	—	802
Non-controlling interest in net income of consolidated subsidiary	—	—	(294)	(294)
Net income (loss)	$(1,986)	$671	$(294)	$(1,609)

MarkWest Hydrocarbon Standalone

Revenues. Revenues increased $3.2 million, or 6%, for the three months ended June 30, 2006, compared to the corresponding quarter of 2005. This was due in part to a $2.4 million increase in our wholesale NGL revenues; driven by a $0.22 per gallon price increase and a volume increase of nearly 9,000 Gal/d. Our frac spread NGL revenues increased by $5.8 million due primarily to an increase in prices of $0.29 per gallon, partially offset by reduced volumes of 24,000 Gal/d. The revaluation of our long-term shrink obligation increased revenue by $1.6 million in the three months ended June 30, 2006, compared to a $0.4 million increase in 2005, resulting in a $1.2 million positive impact to the period-over-period comparison.

Derivatives:  Loss from derivatives, a component of revenue, increased $6.2 million for the three months ended June 30, 2006, compared to the corresponding quarter of 2005. This was due to increased use of derivative instruments for which, consistent with previous announcements, we have not elected to adopt hedge accounting treatment.

Purchased Product Costs. Purchased product costs increased $4.9 million, or 10%, for the three months ended June 30, 2006, compared to the corresponding quarter of 2005. The increase was due to a $2.2 million increase in our wholesale business that was driven by volumes increasing in 2006 by nearly 9,000 Gal/d and increased prices of $0.21 per gallon. Our frac spread purchase costs increased by $2.1 million due to price increases of $0.07 per gallon, offset by slightly lower volumes.

Facility Expenses. Facility expenses decreased by approximately $0.4 million, or 8%, during the three months ended June 30, 2006, compared to corresponding quarter of 2005. Facility expense decreased primarily to increased fuel reimbursements.

Selling, General and Administrative Expenses. Selling, general and administrative expenses increased by $1.3 million, or 45%, during the three months ended June 30, 2006, compared to the same period in 2005. This increase was primarily due to a $0.3 million increase to the participation plan compensation expense and higher labor and benefit costs due to increased head count costs needed to manage the new acquisitions of the Partnership.

Depreciation. Depreciation expense decreased by less than $0.1 million, or 6%, during the three months ended June 30, 2006, compared to the corresponding quarter of 2005, due to certain fixed assets becoming fully depreciated in 2005.

Income taxes. Income tax expense decreased by $0.7 million, or 90%, due to the increase in losses in the three months ended June 30, 2006, compared to the corresponding quarter of 2005. The change in the annual effective tax rate reflects the new Texas margin tax, which is offset by the utilization of various state net operating losses (“NOL”) and the corresponding change in the state NOL valuation allowance.  The Company believes, however, that it is more likely than not that the state NOLs will not be fully realized and continues to maintain a valuation allowance against this long-term deferred tax asset.

MarkWest Energy Partners

Revenues. Revenues for the three months ended June 30, 2006, increased by $32.2 million, or 31%, compared to the corresponding quarter of 2005, due to the Partnership’s Javelina acquisition in November 2005, which contributed $18.9 million, as well as increased volumes and prices resulting in revenue increases in East Texas of $12.5 million.

Derivatives:  Loss from derivatives, a component of revenue not allocated to segments, increased $6.7 million, or 2,775%, due to increased use of derivative instruments for which, consistent with previous announcements, we have not elected to adopt hedge accounting treatment. $6.4 million of the 2006 loss was from mark-to-market, which is a non-cash charge that does not impact distributable cash flow.

Purchased Product Costs. Purchased product costs increased during the three months ended June 30, 2006, by $2.3 million, or 3%, compared to the corresponding quarter of 2005. This increase was primarily due to $3.6 million in costs related to the new Carthage facility in East Texas and $1.7 million in expense in Appalachia driven by an increase in both volumes and prices. This increase was partially offset by decreases in facility expenses in Oklahoma and Other Southwest of $1.8 and $1.2 million, respectively.

Facility Expenses. Facility expenses increased approximately $4.1 million, or 36%, during the three months ended June 30, 2006, compared to the corresponding quarter of 2005, primarily due to the Partnership’s November 2005 Javelina Acquisition, which contributed $3.2 million, and $1.5 million related to the new Carthage facility in East Texas, which started operations on January 1, 2006.

Selling, General and Administrative Expenses. Selling, general and administrative expenses increased $2.7 million, or 42%, during the three months ended June 30, 2006, relative to the comparable period in 2005. The increase is due to a one-time charge to terminate the old headquarters lease, $0.9 million; higher non-cash, equity-based compensation expense, $0.6 million, primarily due to the Partnership’s increased market value; labor costs related to additional personnel to support our growth and strategic objectives, $1.5 million; and higher insurance premiums, $0.7 million. These increases were offset by a decrease in professional fees, $0.9 million, due primarily to the majority of our audit work being completed in the first quarter of 2006, compared to extended timing in 2005.

Equity in Earnings from Unconsolidated Affiliates. Equity in earnings from unconsolidated affiliates during the three months ended June 30, 2006, relative to the comparable period in 2005, increased $0.2 million, or 24%, due to Starfish adding a lateral pipeline during the quarter, but offset by Hurricane Rita repairs.

Interest Expense and Amortization of Deferred Financing Costs (a component of interest expense).  Interest expense increased by $6.5 million, or 128%, during the three months ended June 30, 2006, compared to 2005, primarily as a result of the additional debt related to the Starfish and Javelina acquisitions.

Texas margin Tax.  Texas passed a Texas margin tax law that causes the Partnership to be subject to an entity-level tax on the portion of our income that is generated in Texas.  We recorded a deferred tax liability of $0.7 million, related to the Partnership’s temporary differences that are expected to reverse in future periods. $0.5 million was allocated to minority interest.

The following includes reconciliation to the most comparable GAAP financial measure of this non-GAAP financial measure for the six months ended June 30, 2006 (in thousands):

	MarkWest Hydrocarbon Standalone	MarkWest Energy Partners	Consolidating Entries	Total
Six months ended June 30, 2006 (in thousands):
Revenues:
Revenue	$164,281	$298,783	$(35,594)	$427,470
Derivatives	(7,655)	(6,661)	—	(14,316)
Total revenue	156,626	292,122	(35,594)	413,154

Purchased product costs	144,631	176,975	(23,581)	298,025
Net operating margin	11,995	115,147	(12,013)	115,129

Operating expenses:
Facility expenses	10,475	29,459	(12,013)	27,921
Selling, general and administrative expenses	7,111	17,326	—	24,437
Depreciation	599	14,557	—	15,156
Amortization of intangible assets	—	8,043	—	8,043
Accretion of asset retirement and lease obligations	—	51	—	51
Operating income (loss)	(6,190)	45,711	—	39,521

Other income (expense):
Equity in earnings in unconsolidated affiliates	—	2,173	—	2,173
Interest income	363	479	—	842
Interest expense	(152)	(21,690)	—	(21,842)
Amortization of deferred financing costs (a component of interest expense)	(50)	(1,634)	—	(1,684)
Dividend income	215	—	—	215
Miscellaneous income	152	3,607	—	3,759
Income (loss) before non-controlling interest in net income of consolidated subsidiary and income taxes	(5,662)	28,646	—	22,984
Income tax (expense) benefit	(331)	(679)	543	(467)
Non-controlling interest in net income of consolidated subsidiary	—	—	(21,817)	(21,817)
Net income (loss)	$(5,993)	$27,967	$(21,274)	$700

	MarkWest Hydrocarbon Standalone	MarkWest Energy Partners	Consolidating Entries	Total
Six months ended June 30, 2005 (in thousands):
Revenues:
Revenue	$117,307	$192,744	$(30,511)	$279,540
Derivatives	—	(147)	—	(147)
Total revenue	117,307	192,597	(30,511)	279,393

Purchased product costs	101,550	134,647	(19,144)	217,053
Net operating margin	15,757	57,950	(11,367)	62,340

Operating expenses:
Facility expenses	10,921	20,691	(11,367)	20,245
Selling, general and administrative expenses	6,277	10,950	—	17,227
Depreciation	834	8,902	—	9,736
Amortization of intangible assets	—	4,190	—	4,190
Accretion of asset retirement and lease obligations	2	19	—	21
Operating income (loss)	(2,277)	13,198	—	10,921

Other income (expense):
Equity in earnings in unconsolidated affiliates	—	990	—	990
Interest income	440	130	—	570
Interest expense	(61)	(8,232)	—	(8,293)
Amortization of deferred financing costs (a component of interest expense)	(122)	(972)	—	(1,094)
Dividend income	188	—	—	188
Miscellaneous income	413	(178)	—	235
Income (loss) before non-controlling interest in net income of consolidated subsidiary and income taxes	(1,419)	4,936	—	3,517
Income tax benefit	32	—	—	32
Non-controlling interest in net income of consolidated subsidiary	—	—	(3,619)	(3,619)
Net income (loss)	$(1,387)	$4,936	$(3,619)	$(70)

MarkWest Hydrocarbon Standalone

Revenues. Revenues increased $39.3 million, or 34%, for the six months ended June 30, 2006, compared to the corresponding period of 2005. This was due in part to a $13.1 million increase in our wholesale NGL revenues, driven by a $0.17 per gallon price increase and a volume increase of nearly 46,000 Gal/d. Our frac spread NGL revenues improved by $12.2 million, due primarily to an increase in prices of $0.23 per gallon, partially offset by reduced volumes of 20,000 Gal/d. We also realized a $15.0 million increase in our gas marketing business due primarily to increases in both prices and volumes. The revaluation of our long-term shrink obligation increased revenue by $5.7 million in the six months ended June 30, 2006, compared to a $0.8 million decrease in 2005, resulting in a $6.5 million positive impact to the period-over-period comparison.

Derivatives:  Loss from derivatives, a component of revenue, increased $7.7 million for the six months ended June 30, 2006, compared to the corresponding period of 2005. This was due to increased use of derivative instruments for which, consistent with previous announcements, we have not elected to adopt hedge accounting treatment.

Purchased Product Costs. Purchased product costs increased $43.1 million, or 42%, for the six months ended June 30, 2006, compared to the corresponding period of 2005. The increase was due to a $13.0 million increase in our wholesale business, driven by volumes increasing by nearly 46,000 Gal/d and increased prices of $0.10 per gallon. Our frac spread purchase costs increased by $16.0 million due to price increases of $0.27 per gallon, partially offset by reduced volumes of 20,000 Gal/d. Our natural gas marketing business had an increase of $14.1 million, due primarily to increases in both prices and volumes.

Facility Expenses. Facility expenses decreased by approximately $0.4 million, or 4%, during the six months ended June 30, 2006, compared to corresponding quarter of 2005. The primary reason for the decrease was due to inventory gains. These were partially offset by increased Siloam storage fees, higher Kenova, Boldman and Cobb plant processing fees, and increased ALPS transportation fees of $0.4 million.

Selling, General and Administrative Expenses. Selling, general and administrative expenses increased by $0.8 million, or 13%, during the six months ended June 30, 2006, compared to the same period in 2005. This increase was due primarily to a $0.4 million increase to the participation plan compensation expense.

Depreciation. Depreciation expense decreased by $0.2 million, or 28%, during the six months ended June 30, 2006, compared to the corresponding period of 2005 due to certain fixed assets becoming fully depreciated in 2005.

Income taxes. Income tax expense increased by $0.4 million, or 1134%, due to the increase in losses in the six months ended June 30, 2006, compared to the corresponding period of 2005. The change in the annual effective tax rate reflects the new Texas margin Tax, which is offset by the utilization of various state net operating losses (“NOL”) and the corresponding change in the state NOL valuation allowance.  The Company believes, however, that it is more likely than not that the state NOLs will not be fully realized and continues to maintain a valuation allowance against this long-term deferred tax asset.

MarkWest Energy Partners

Revenues. Revenues for the six months ended June 30, 2006, increased by $99.5 million, or 52%, compared to the corresponding period of 2005, due to the Partnership’s Javelina acquisition in November 2005, which contributed $33.9 million, as well as increased volumes and prices resulting in revenue increase in Oklahoma of $29.5 million, in East Texas of $30.2 million and in Appalachia of $5.1 million.

Derivatives:  Loss from derivatives for the six months ended June 30, 2006 increased $6.5 million due to increased use of derivative instruments for which, consistent with previous announcements, we have not elected to adopt hedge accounting treatment.

Purchased Product Costs. Purchased product costs increased during the six months ended June 30, 2006, by $42.3 million, or 31%, compared to the corresponding quarter of 2005. This increase was primarily due to $13.2 million in costs related to the new Carthage facility in East Texas and increased expenses in Oklahoma and Other Southwest of $21.0 and $5.5 million, respectively.

Facility Expenses. Facility expenses increased approximately $8.8 million, or 42%, during the six months ended June 30, 2006, compared to the corresponding quarter of 2005, primarily due to the Partnership’s November 2005 Javelina acquisition, which contributed $5.1 million; and $2.9 million related to the new Carthage facility in East Texas, which started operations on January 1, 2006.

Selling, General and Administrative Expenses. Selling, general and administrative expenses increased $6.4 million, or 58%, during the six months ended June 30, 2006, relative to the comparable period in 2005. The increase is primarily due to a one-time charge to terminate the old headquarters lease, $0.9 million; higher non-cash, equity-based compensation expense, $0.9 million, primarily due to the Partnership’s increased market value; labor costs related to additional personnel to support our growth and strategic objectives, $1.2 million; higher insurance premiums, $2.2 million; and professional services, $0.4 million.

Equity in Earnings from Unconsolidated Affiliates. Earnings from unconsolidated affiliates during the six months ended June 30, 2006, increased $1.2 million, or 119%, relative to the comparable period in 2005. The increase was primarily because our 2006 results included Starfish for six months, compared to just three months in 2005, $0.9 million.

Interest Expense and Amortization of Deferred Financing Costs (a component of interest expense).  Interest expense increased by $14.1 million, or 153%, during the six months ended June 30, 2006, compared to 2005, primarily as a result of the additional debt related to the Starfish and Javelina acquisitions.

Texas margin Tax.  Texas passed a Texas margin tax law that causes the Partnership to be subject to an entity-level tax on the portion of our income that is generated in Texas.  We recorded a deferred tax liability of $0.7 million, related to the Partnership’s temporary differences that are expected to reverse in future periods. $0.5 million was allocated to minority interest.

Liquidity and Capital Resources

MarkWest Hydrocarbon Standalone

Our primary source of liquidity, to meet operating expenses and fund capital expenditures, is cash flow from operations, principally from the marketing of NGLs, and quarterly distributions received from MarkWest Energy Partners.  Based on current volume, price and expense assumptions, we expect cash flow from operations and distributions from the Partnership to fund our operations and capital expenditures in 2006.  Most of our future capital expenditures are discretionary.

We own 89% of the general partner of MarkWest Energy Partners, excluding interests held by certain employees and directors, but deemed owned by the Company through the Participation Plan.  The general partner of MarkWest Energy Partners owns the 2% general partner interest and all of the incentive distribution rights.  The incentive distribution rights entitle us to receive an increasing percentage of cash distributed by the Partnership as certain target distribution levels are reached.  Specifically, they entitle us to receive 13% of all cash distributed in a quarter after each unit has received $0.55 for that quarter; 23% of all cash distributed after each unit has received $0.625 for that quarter; and 48% of all cash distributed after each unit has received $0.75 for that quarter.  For the six months ended June 30, 2006, we received $4.2 million in distributions from our limited units, and $3.7 million from our general partner interest, of which $3.6 million represented payments on incentive distribution rights.

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

At June 30, 2006, we had no debt outstanding on the Company Credit Facility and $19.0 million available for borrowing.

We spent $0.3 million for capital expenditures for the year ending December 31, 2005.  We have budgeted $0.8 million for 2006 consisting principally of computer hardware and software.  We believe that cash on hand, cash received from quarterly distributions (including the incentive distribution rights) from MarkWest Energy Partners, and projected cash generated from our marketing operations will be sufficient to meet our working capital requirements and fund our required capital expenditures, if any, for the foreseeable future.  Cash generated from our marketing operations will depend on our operating performance, which will be affected by prevailing commodity prices and other factors, some of which are beyond our control.

MarkWest Energy Partners

The Partnership’s primary source of liquidity, to meet operating expenses and fund capital expenditures (other than for certain acquisitions), are cash flows generated by its operations and its access to equity and debt markets. The equity and debt markets, public and private, retail and institutional, have been the Partnership’s principal source of capital used to finance a significant amount of its growth, including acquisitions.

On December 29, 2005, MarkWest Energy Operating Company, L.L.C., a wholly owned subsidiary of MarkWest Energy Partners L.P., entered into the fifth amended and restated credit agreement (“Partnership Credit Facility”). It provides for a maximum lending limit of $615.0 million for a five-year term. The credit facility includes a revolving facility of $250.0 million and a $365.0 million term loan, which can be repaid at any time without penalty. Under certain circumstances, the Partnership Credit Facility can be increased from $250 million up to $450 million. The credit facility is guaranteed by the Partnership and all of the Partnership’s subsidiaries and is collateralized by substantially all of the Partnership’s assets and those of its subsidiaries. The borrowings under the credit facility bear interest at a variable interest rate, plus basis points. The variable interest rate typically is based on the London Inter Bank Offering Rate (“LIBOR”); however, in certain borrowing circumstances the rate would be based on the higher of a) the Federal Funds Rate plus 0.5-1%, and b) a rate set by the Facility’s administrative agent, based on the U.S. prime rate. The basis points correspond to the ratio of the Partnership’s Consolidated Senior Debt (as defined in the Partnership Credit Facility) to Consolidated EBITDA (as defined in the Partnership Credit Facility), ranging from 0.50% to 1.50% for Base Rate loans, and 1.50% to 2.50% for Eurodollar Rate loans. The basis points will increase by 0.50% during any period (not to exceed 270 days) where the Partnership makes an acquisition for a purchase price in excess of $50.0 million (“Acquisition Adjustment Period”). Borrowings under the Partnership Credit Facility were used to finance, in part, the Javelina acquisition discussed above. On June 30, 2006, the available borrowing capacity under the Partnership Credit Facility was $243.7 million.

Cash generated from operations, borrowings under the Partnership Credit Facility and funds from the Partnership’s private and public equity offerings are its primary sources of liquidity. The timing of the Partnerships efforts to raise equity in the future, however, will be influenced by its failure to file in a timely manner its Annual Report on Form 10-K for the year ended December 31, 2004, and its quarterly report on Form 10-Q for the quarter ending March 31, 2005. In order to raise capital through a public offering with the SEC, they will not have the ability to incorporate by reference information from its future filings into a new registration statement until October 11, 2006. To raise additional capital through public debt or equity offerings, the Partnership is required to file a Form S-1, which is a long-form type of registration statement.

At June 30, 2006, the Partnership and its subsidiary, MarkWest Energy Finance Corporation, also have $225.0 million in senior notes outstanding, at a fixed rate of 6.875%. The notes mature on November 2, 2014. Subject to compliance with certain covenants, the Partnership may issue additional notes from time to time under the indenture pursuant to Rule 144A and Regulation S under the Securities Act of 1933.

The indenture governing the 2014 senior notes limits the activity of the Partnership and its restricted subsidiaries. The provisions of such indenture place limits on the ability of the Partnership and its restricted subsidiaries to incur additional indebtedness; declare or pay dividends or distributions or redeem, repurchase or retire equity interests or subordinated indebtedness; make investments; incur liens; create any consensual limitation on the ability of the Partnership’s restricted subsidiaries to pay dividends, make loans or transfer property to the Partnership; engage in transactions with the Partnership’s affiliates; sell assets, including equity interests of the Partnership’s subsidiaries; make any payment on or with respect to, or purchase, redeem, defease or otherwise acquire or retire for value any subordinated obligation or guarantor subordination obligation (except principal and interest at maturity); and consolidate, merge or transfer assets.

On July 6, 2006, the Partnership completed its underwritten public offering of 3.0 million common units (the “Common Unit Offering”) at a public offering price of $39.75 per common unit. In addition, on July 12, 2006, the Partnership completed the sale of an additional 300,000 common units to cover over-allotments in connection with the Common Unit Offering. The sale of units resulted in total gross proceeds of $131.2 million, and net proceeds of $127.3 million, after the underwriters’ commission and legal, accounting and other transaction expenses. The Partnership intends to use the net proceeds from the offering, which includes a capital contribution from its general partner to maintain its 2% general partner interest in the Partnership, to repay a portion of the term debt under the Partnership Credit Facility.

On July 6, 2006, the “Partnership and its subsidiary, MarkWest Energy Finance Corporation issued $200,000,000 in aggregate principal amount of 8 ½ % senior notes due 2016 (the “2016 Senior Notes”).

The 2016 Senior Notes will mature on July 15, 2016, and interest is payable each July 15 and January 15, commencing January 15, 2007. The Partnership closed this private placement on July 6, 2006. The net proceeds from the private placement were approximately $191.2 million, after deducting the initial purchasers’ discounts and legal, accounting and other transaction expenses. The Partnership intends to use the net proceeds from the offering to repay a portion of the term debt under the Partnership Credit Facility. Affiliates of several of the initial purchasers, including RBC Capital Markets Corporation, J.P. Morgan Securities Inc., and Wachovia Capital Markets, LLC, are lenders under the Partnership Credit Facility.

The indenture governing the 2016 Senior Notes restricts the Partnership’s ability and the ability of certain of its subsidiaries to borrow money, pay distributions or dividends on equity or purchase, redeem or otherwise acquire equity, make investments, use assets as collateral in other transactions, enter into sale and leaseback transactions, sell certain assets or merge with or into other companies, enter into transactions with affiliates, and engage in unrelated businesses. These covenants are subject to a number of important exceptions and qualifications. If at any time when the 2016 Senior Notes are rated investment grade by both Moody’s Investors Service, Inc. and Standard & Poor’s Rating Services and no Default (as defined in the Indenture) has occurred and is continuing, many of the covenants will terminate and the Partnership and its subsidiaries will cease be subject to them.

The Partnership’s ability to pay distributions to its unitholders and to fund planned capital expenditures and make acquisitions will depend upon its future operating performance. That, in turn, will be affected by prevailing economic conditions in the Partnership’s industry, as well as financial, business and other factors, some of which are beyond its control.

The Partnership revised its budget as of June 30, 2006, to $95.2 million for capital expenditures, exclusive of any acquisitions. As of June 30, 2006, the Partnership has  $69.8 million remaining in their budget consisting of $68.1 million for expansion capital and $1.7 million for sustaining capital. Expansion capital includes expenditures made to expand or increase the efficiency of the existing operating capacity of our assets, or facilitate an increase in volumes within our operations, whether through construction or acquisition. Sustaining capital includes expenditures to replace partially or fully depreciated assets in order to extend their useful lives.

Cash Flows

	Six months ended June 30,
	2006	2005
	(in thousands)

Net cash provided by operating activities	$86,594	$25,512
Net cash used in investing activities	(47,640)	(78,090)
Net cash provided by (used in) financing activities	(33,650)	50,112

Net cash provided by operating activities increased $61.1 million during the six months ended June 30, 2006, compared to the six months ended June 30, 2005.  The increase was impacted by a $21.2 million change in operating assets and liabilities primarily a decrease in receivables, offset by purchases of inventory and payment of accounts payables, an additional $17.7 million from non-controlling interest in net income of MarkWest Energy, incremental non-cash losses on derivative instruments of $15.1 million, due to an expanded risk management program, and additional depreciation and amortization expense of $9.3 million, due to acquisitions.

Net cash used in investing activities during the six months ended June 30, 2006, decreased by $30.5 million from the same period in 2005, primarily due to the acquisition of Starfish in 2005.  No significant acquisitions were completed in the first six months of 2006.

Net cash used in financing activities during the six months ended June 30, 2006, was $83.8 million more than for the same period in 2005.  The difference related primarily to repayments of debt of $74.2 million.

Off-Balance Sheet Arrangements

Other than facility and equipment leasing arrangements, we do not engage in off-balance sheet financing activities.

Matters Influencing Future Results

During August and September 2005, Hurricanes Katrina and Rita caused severe and widespread damage to oil and gas assets in the Gulf of Mexico and Gulf Coast regions. Operations of our unconsolidated affiliate, Starfish Pipeline Company, were nominally impacted by Hurricane Katrina but were significantly impacted by Hurricane Rita. While Starfish has substantially returned to normal operations, several sections of the system have not been fully repaired and returned to operation. Until necessary repairs are completed, Starfish will not be able to return fully to normal operations, which will have a continuing impact on our net income. We have received $3.1 million in insurance recoveries with respect to our property loss claims, and anticipate continued recovery for expenses and losses incurred as repairs proceed.

The loss to both offshore and onshore assets resulting from Hurricane Rita has led to substantial insurance claims within the oil and gas industry. Along with other industry participants, we have seen our insurance costs increase substantially within this region as a result. We have renewed our insurance coverage relating to Starfish during the second quarter and mitigated a portion of the cost increase by reducing our coverage and adding a more broad self-insurance element to our overall coverage.

MarkWest Hydrocarbon, Inc. is a corporation for federal income tax purposes. As such, our federal taxable income is subject to tax at a maximum rate of 35.0% under current law and a blended state rate of 3.5%, net of Federal benefit. We expect to have future taxable income allocated to us as a result of our investment in the Partnership.

We currently have a net operating loss carryforward of $18.1 million as of December 31, 2005 for federal income taxes. We estimate that our net operating loss carryforwards will be utilized to offset federal taxable income in 2006. In years after 2006 we do not expect to have this net operating loss carryforward to offset our future taxable income. As a result, the amount of money available to make cash distributions to our stockholders will decrease after we utilize all of our net operating loss carryforward.

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

Recent Accounting Pronouncements

In February 2006, the FASB issued SFAS No. 155, Accounting for Certain Hybrid Financial Instruments—an amendment of FASB Statements No. 133 and 140 (“SFAS 155”). This statement amends SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities (“SFAS 133”), and SFAS No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities and resolves issues addressed in SFAS 133 Implementation Issue No. D1, “Application of Statement 133 to Beneficial Interest in Securitized Financial Assets.”  This Statement: (a) permits fair value remeasurement for any hybrid financial instrument that contains an embedded derivative that otherwise would require bifurcation; (b) clarifies which interest-only strips and principal-only strips are not subject to the requirements of SFAS 133; (c) establishes a requirement to evaluate beneficial interests in securitized financial assets to identify interests that are freestanding derivatives or that are hybrid financial instruments that contain an embedded derivative requiring bifurcation; (d) clarifies that concentrations of credit risk in the form of subordination are not embedded derivatives; and, (e) eliminates restrictions on a qualifying special-purpose entity’s ability to hold passive derivative financial instruments that pertain to beneficial interests that are or contain a derivative financial instrument. The standard also requires presentation within the financial statements that identifies those hybrid financial instruments for which the fair value election has been applied and information on the income statement impact of the changes in fair value of those instruments. The Partnership is required to apply SFAS 155 to all financial instruments acquired, issued or subject to a remeasurement event beginning January 1, 2007, although early adoption is permitted as of the beginning of an entity’s fiscal year. The adoption of SFAS 155 is not expected to have a material impact on the condensed consolidated financial statements of the Partnership.

In March 2006, the FASB issued SFAS No. 156, Accounting for Servicing of Financial Assets – an amendment of FASB Statement No. 140. FAS No. 156 establishes, among other things, the accounting for all separately recognized servicing assets and servicing liabilities by requiring that they be initially measured at fair value, if practicable. SFAS No. 156 is effective as of the beginning of an entity’s first fiscal year that begins after September 15, 2006. The adoption of SFAS No. 156 will have no impact on the Company’s condensed consolidated financial statements of operations or financial position.

In June 2006 the FASB issued Interpretation No. 48, Accounting for Uncertainty in Income Taxes. The interpretation clarifies the accounting for uncertainty in income taxes recognized in a company’s financial statements in accordance with Statement of Financial Accounting Standards No. 109, Accounting for Income Taxes. Specifically, the pronouncement prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. The interpretation also provides guidance on the related derecognition, classification, interest and penalties, accounting for interim periods, disclosure and transition of uncertain tax positions. The interpretation is effective for fiscal years beginning after December 15, 2006. The Partnership is evaluating the impact of this new pronouncement on its condensed consolidated financial statements.

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

MarkWest Hydrocarbon

MarkWest Hydrocarbon may enter into physical and/or financial positions to manage its risks related to commodity price exposure.  Due to timing of purchases and sales, direct exposure to price volatility can be created, because there is no longer an offsetting purchase or sale that remains exposed to market pricing.  Through marketing and derivatives activities, direct exposure may occur naturally, or we may choose direct exposure when we favor that exposure over frac spread risk. Beginning in 2006 MarkWest Hydrocarbon pre-purchased natural gas for shrink requirements in future months and, for both natural gas and NGLs, has entered into swaps and future sales agreements to manage frac spread risk. These derivative instruments are marked to market.

The following table summarizes MarkWest Hydrocarbon’s specific derivative positions at June 30, 2006:

Swaps	Contract Period	Fixed Price	Fair Value
			(in thousands)
Propane - 6.4 Mm Gal	Oct-Dec 2006	$0.93	$(1,734)
Propane - 1.8 Mm Gal	Oct-Dec 2006	1.10	(190)
Propane - 1.9 Mm Gal	Nov 2006 - Feb 2007	1.10	(200)
Propane - 3.0 Mm Gal	Dec 2006 - Feb 2007	1.09	(341)
Propane - 2.8 Mm Gal	Dec 2006 - Mar 2007	1.18	(100)
Propane - 6.2 Mm Gal	Dec 2006 - Mar 2007	1.10	(684)
Propane - 6.4 Mm Gal	Jan-Mar 2007	0.96	(1,543)
Propane - 1.6 Mm Gal	Jan-Mar 2007	1.12	(145)

Iso-butane - 0.6 Mm Gal	Jul-Sep 2006	1.22	(91)
Iso-butane - 0.7 Mm Gal	Oct-Dec 2006	1.12	(208)
Iso-butane - 0.3 Mm Gal	Dec 2006 - Mar 2007	1.35	(28)
Iso-butane - 0.6 Mm Gal	Jan-Mar 2007	1.16	(155)

Normal butane - 1.9 Mm Gal	Jul-Sep 2006	1.21	(245)
Normal butane - 2.0 Mm Gal	Oct-Dec 2006	1.10	(500)
Normal butane - 1.1 Mm Gal	Dec 2006 - Mar 2007	1.29	(77)
Normal butane - 1.7 Mm Gal	Jan-Mar 2007	1.13	(375)

Natural gasoline - 1.3 Mm Gal	Jul-Sep 2006	1.50	(94)
Natural gasoline - 2.1 Mm Gal	Jul-Sep 2006	1.44	(277)
Natural gasoline - 1.3 Mm Gal	Oct-Dec 2006	1.39	(255)
Natural gasoline - 1.0 Mm Gal	Dec 2006 - Mar 2007	1.59	33
Natural gasoline - 1.1 Mm Gal	Jan-Mar 2007	1.37	(200)

Natural gas - 0.9 Mm Mmbtu	Jul-Sep 2006	6.61	(267)
Natural gas - 0.4 Mm Mmbtu	Jul-Sep 2006	6.43	(51)
			(7,727)
Other			72
Total MarkWest Hydrocarbon			$(7,655)

The impact of MarkWest Hydrocarbon’s commodity derivative instruments on results of operations and financial position are summarized below (in thousands):

	Three months ended June 30, 2006	Six months ended June 30, 2006

Unrealized loss – revenue	$(6,156)	$(7,655)

	June 30, 2006	December 31, 2005
Unrealized gains – other current assets	$185	$—
Unrealized loss – current liability	(7,840)	—

The following table summarizes MarkWest Hydrocarbon’s physical inventory position at June 30, 2006, which could be used in a number of ways, including satisfying shrink requirements or physically settling future sales commitments:

Product	Quantity	Units of Measure	Weighted Average Cost	Total Cost
				(in thousands)
Natural gas	2,748,000	Mmbtu	$7.03	$19,327
NGLs	20,857,000	Gallons	$0.79	16,476
Total MarkWest Hydrocarbon				$35,803

The Company entered into the following derivative positions in July 2006:

Swaps	Contract Period	Fixed Price
Propane – 0.9 million Gallons	Dec 2006 - Mar 2007	$1.13
Iso-butane - 0.1 million Gallons	Dec 2006 - Mar 2007	$1.30
Normal butane – 0.3 million Gallons	Dec 2006 - Mar 2007	$1.30
Natural gasoline – 0.2 million Gallons	Dec 2006 - Mar 2007	$1.63
Natural gas - 0.1 Mmbtu	Dec 2006 - Mar 2007	$6.66

MarkWest Energy Partners

The Partnership’s primary risk management objective is to reduce volatility in its cash flows arising from changes in commodity prices related to future sales of natural gas, NGL’s and crude oil.  Swaps and futures contracts may allow the Partnership to reduce volatility in its margins, because losses or gains on the derivative instruments generally are offset by corresponding gains or losses in the Partnership’s physical positions.

The following table includes information on MarkWest Energy’s specific derivative positions at June 30, 2006:

Costless collars	Contract Period	Floor	Cap	Fair Value
				(in thousands)
Crude Oil - 500 Bbl/d	2006	$57.00	$67.00	$(849)
Crude Oil - 250 Bbl/d	2006	$57.00	$67.00	(424)
Crude Oil - 205 Bbl/d	2006	$57.00	$65.10	(409)
Crude Oil - 78 Bbl/d	2006	$67.50	$77.30	(27)
Crude Oil - 155 Bbl/d	2007	$67.50	$78.55	(121)
Crude Oil - 250 Bbl/d	2007	$67.50	$79.15	(175)
Crude Oil - 200 Bbl/d	2007	$70.00	$75.95	(175)

Propane - 20,000 Gal/d	2006	$0.90	$0.99	(737)
Propane - 10,000 Gal/d	2006	$0.97	$1.15	(132)

Ethane - 22,950 Gal/d	2006	$0.65	$0.80	(198)

Natural Gas - 1,575 Mmbtu/d	2006	$8.67	$10.86	803
Natural Gas - 1,575 Mmbtu/d	Jan-Mar 2007	$9.00	$12.50	128
Natural Gas - 400 Mmbtu/d	2007	$8.25	$10.03	36
Natural Gas - 1,500 Mmbtu/d	Apr-Dec 2007	$7.25	$10.25	147
Natural Gas - 1,500 Mmbtu/d	Jan-Mar 2008	$8.00	$11.29	(42)
				(2,175)

Swaps	Contract Period	Fixed price	Fair Value
			(in thousands)
Crude Oil - 250 Bbl/d	2006	$62.00	$(614)
Crude Oil - 185 Bbl/d	2006	$61.00	(487)
Crude Oil - 250 Bbl/d	2007	$65.30	(926)
Crude Oil - 140 Bbl/d	2007	$74.10	(94)

Propane - 5,000 Gal/d	2006	$1.08	(104)

Natural gas	Jun-Oct 2006		18
			(2,207)

		Average
Future purchase / sale contracts	Contract Period	Fixed price	Fair Value
			(in thousands)
Natural Gas - 1.7 million Mmbtu (purchase)	Jul-Oct 2006	$6.07	$(1,349)
Ethane - 10.8 million Gallons (sale)	Jul-Oct 2006	$0.61	(910)
Propane - 4.9 million Gallons (sale)	Jul-Oct 2006	$1.07	(596)
Other NGLs - 4.2 million Gallons (sale)	Jul-Oct 2006	$1.40	(214)
			(3,069)

Total MarkWest Energy Partners			$(7,451)

The impact of MarkWest Energy’s commodity derivative instruments on results of operations and financial position are summarized below (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2006	2005	2006	2005
Realized gains (losses) – revenue	$(476)	$(251)	$63	$(209)
Unrealized gains (losses) – revenue	(6,425)	11	(6,724)	62
Other comprehensive income – changes in fair value	—	438	—	247
Other comprehensive income - settlement	—	(222)	—	(180)

	June 30, 2006	December 31, 2005
Unrealized gains – other current assets	$1,131	$—
Unrealized losses – current liability	(7,924)	(728)
Unrealized losses – non-current liability	(658)	—

The Partnership entered into the following derivative positions subsequent to June 30, 2006:

Costless Collars	Contract Period	Floor	Cap
Propane – 23,000 Gal/d	Jan-Mar 2007	$1.05	$1.28
Propane – 30,000 Gal/d	Apr07-Dec07	$0.96	$1.16
Propane – 30,000 Gal/d	July07-Sept07	$0.97	$1.16
Propane – 30,000 Gal/d	Oct07-Dec07	$0.98	$1.18
Crude oil – 130 Bbl/d	2007	$70.00	$88.50
Crude oil – 120 Bbl/d	2007	$70.00	$86.40
Crude oil – 250 Bbl/d	2007	$70.00	$88.25

Other	Contract Period	Weighted Average Price
Ethane – 50,000 Gal/d (swap)	Jan-Mar 2007	$0.78
Ethane – 50,000 Gal/d (put)	Apr07-Dec07	$0.65

Item 4. Controls and Procedures

In connection with the preparation of this quarterly report on Form 10-Q, our senior management, with participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2006, pursuant to Rule 13a-15 under the Securities Exchange Act of 1934 (the “Act”). Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that as of June 30, 2006, as a result of the material weaknesses in our internal control over financial reporting, our disclosure controls and procedures were ineffective to provide reasonable assurance that information required to be disclosed by us in reports that we file or submit under the Act, is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms; and to ensure that information required to be disclosed by us in the reports that we file under the Act is accumulated and communicated to management, including our certifying officers, as appropriate, to allow timely decisions regarding required disclosures.

Throughout the throughout the first and second quarters of 2006 we have adopted remedial measures to address the deficiencies in our internal controls that were identified on December 31, 2005, and remained in effect on June 30, 2006.

Internal Control Environment. In connection with management’s assessment of the effectiveness of internal control over financial reporting for the year ended December 31, 2005, we identified, and Deloitte & Touche LLP confirmed, as of December 31, 2005, the presence of an ongoing material weakness related to our internal control environment. Specifically, our control environment did not sufficiently promote effective internal control over financial reporting through the management structure to prevent a material misstatement.

In order to remediate this material weakness, we are in the process of fully implementing and standardizing the following processes and procedures, which were initiated in the last two quarters of 2005:

•      We formalized the monthly account reconciliation process for all balance sheet accounts and have implemented a formal review of reconciliations by our business unit accounting management.

•      We established a compliance office focused on control deficiency identification and remediation, i.e., purchasing controls, revenue recognition controls, control over non-routine transactions, unusual journal entries, the use of estimates and judgment and application and spreadsheet change controls, that performs ongoing internal control evaluation and assessment and works actively with the process owners in developing appropriate remediation of control deficiencies.

•      We conducted an entity-level risk assessment, established an internal audit plan and began to execute that internal audit plan. Results are reported directly to our general partner’s audit committee.

•      We enhanced the segregation of duties controls through the reassignment of accounting personnel and realignment of control processes.

•      We enhanced entity level controls through the implementation of significant new controls.

•      We strengthened our disclosure review committee charter to solicit and review input from management personnel throughout the Partnership regarding possible instances of fraud or significant events requiring disclosure.

•      We implemented a technical accounting issues forum to address non-routine transactions and the use of critical estimates and judgment

In addition, we are enhancing employee awareness of our Code of Conduct, ethics and anti-fraud policies, including a revised training program that we began to deliver to all employees in the second quarter of 2006. This includes heightened awareness of the ethics hotline availability and access options. We are also conducting a detailed review and re-documentation of all of our internal control processes and will undertake significant internal control design changes to ensure that all internal control objectives are met.

Risk management and accounting for derivative financial instruments. In connection with management’s assessment of the effectiveness of internal control over financial reporting for the year ended December 31, 2005, we identified and Deloitte & Touche LLP confirmed, as of December 31, 2005, the presence of an additional material weakness related to our risk management and accounting for derivative financial instruments. We did not have adequate internal controls and processes in place to support our management’s assertions with respect to the completeness, accuracy and validity of commodity transactions. The design of internal controls over commodity transactions did not support the independent validation of data or control and review of transaction activity. In particular, personnel responsible for executing and entering transactions into commodity accounting systems also had duties that were not compatible with transaction execution and entry.

In order to remediate this material weakness, we added the following personnel to our management team in July 2005 and January and June 2006, respectively:

•      Vice President of Risk and Compliance, to oversee and ensure improvements in our commodity transaction verification and monitoring capabilities; and

•      Director of Risk Management and staff to establish appropriate verification and monitoring activities associated with our commodity transactions.

•      Credit Manager, to establish more robust monitoring and reporting processes around our credit concentrations and risk.

At the end of the first quarter of 2006 we also segregated our front office (the transaction personnel), mid-office (the controllers), and back-office (the accountants) processes related to our financial commodity transactions and a portion of our physical trading to ensure that proper segregation of duties exists and that the appropriate groups carry out control procedures. We are focused on attaining proper segregation for our remaining physical transaction over the coming months. We are enhancing our risk management policies and procedures related to the review and approval of material purchase or sale contracts that may meet the definition of derivatives. Additionally, we are enhancing our financial analysis around commodity transactions and our reporting to executive management and the board of directors. Finally, we moved the responsibility for credit risk management to the mid-office in the second quarter of 2006.

In addition, we have applied compensating procedures and processes as necessary to ensure the reliability of our financial reporting. Such additional procedures included detail management review of our account reconciliations for all accounts in all business units and multiple-level management review of account reconciliations for all accounts in all business. Accordingly, management believes, based on its knowledge, that (i) this report does not contain any untrue statement of a material fact that would make the statements misleading; (ii) this report does not omit any material fact, the omission of which would make the statements misleading, in light of the circumstance under which they were made with respect to the period covered by this report and (iii) the financial statements and other financial information included in this report fairly present in all material respects our financial condition, results of operations and cash flows as of, and for, the periods presented in this report.

PART II—OTHER INFORMATION

Item 1.             Legal Proceedings

In the ordinary course of business, the Company is subject to a variety of risks and disputes normally to its business and is a party to various legal proceedings. We maintain insurance policies in amounts and with coverage and deductibles as we believe are reasonable and prudent. However, we cannot assure either that the insurance companies will promptly honor their policy obligations or that the coverage or levels of insurance will be adequate to protect us from all material expenses related to future claims for property loss or business interruption to the Company or for third party claims of personal and property damage, or that the coverages or levels of insurance it presently has will be available in the future at economical prices.

In early 2005 MarkWest Hydrocarbon, Inc., the Partnership and several of its affiliates were served with two lawsuits, Ricky J. Conn, et al. v. MarkWest Hydrocarbon, Inc. et al. (filed February 2, 2005), and Charles C. Reid, et al. v. MarkWest Hydrocarbon, Inc. et al. (filed February 8, 2005), in Floyd Circuit Court, Commonwealth of Kentucky, Civil Action No. 05-CI-00137 and Civil Action No. 05-CI-00156, which actions on February 24, 2005, were removed to the jurisdiction of the U.S. District Court for the Eastern District of Kentucky, Pikeville Division. The Company, the Partnership and its affiliates were served with an additional lawsuit, Community Trust and Investment Co., et al. v. MarkWest Hydrocarbon, Inc. et al., filed November 7, 2005,in Floyd County Circuit Court, Kentucky, that added five new claimants but essentially alleged the same facts and claims as the earlier two suits. On March 27, 2006, the U.S. District Court remanded the cases back to Floyd County Circuit Court, Kentucky, and the cases were consolidated into Ricky J. Conn, et al. v. MarkWest Hydrocarbon, Inc. et al., Floyd Circuit Court, Commonwealth of Kentucky, Civil Action No. 05-CI-00137.

These actions are for third-party claims of property and personal injury damages sustained as a consequence of an NGL pipeline leak and an ensuing explosion and fire that occurred on November 8, 2004. The pipeline was owned by an unrelated business entity and leased and operated by the Partnership’s subsidiary, MarkWest Energy Appalachia, LLC. It transports NGLs from the Maytown gas processing plant to the Partnership’s Siloam fractionator. The explosion and fire from the leaked vapors resulted in property damage to five homes and injuries to some of the residents. The pipeline owner, the U.S. Department of Transportation, Office of Pipeline Safety (“OPS”), and the Partnership continue to investigate the incident. Discovery in the action is now underway following the remand back to state court. The trial is scheduled to begin February 5, 2007.

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

In late June 2006 a Notice of Probable Violation and Proposed Civil Penalty (NOPV) was issued by OPS to both MarkWest Hydrocarbon and the unaffiliated owner of the pipeline, with a proposed penalty in the aggregate amount of $1,070,000. Initial response to the NOPV is not due until at least September 1, 2006, and the Company is likely going to request an administrative hearing and settlement conference with respect to the NOPV.

Related to the above referenced pipeline incident, MarkWest Hydrocarbon and the Partnership have filed an independent action captioned MarkWest Hydrocarbon, Inc., et al. v. Liberty Mutual Ins. Co., et al. (District Court, Arapahoe County, Colorado, Case No. 05CV3953 filed August 12, 2005), as removed to the (U.S. District Court for the District of Colorado, Civil Action No. 1:05-CV-1948, on October 7, 2005), against its All-Risks Property and Business Interruption insurance carriers as a result of the companies’ refusal to honor their insurance coverage obligation to pay the Company for certain expenses related to the pipeline incident. These include the Company’s internal expenses and costs incurred for damage to, and loss of use of the pipeline, equipment and products; the extra transportation costs incurred for transporting the liquids while the pipeline was out of service; the reduced volumes of liquids that could be processed; and the costs of complying with the OPS Corrective Action Order (hydrostatic testing, repair/replacement and other pipeline integrity assurance measures). These expenses and costs have been expensed as incurred and any potential recovery from the All-Risks Property and Business Interruption insurance carriers will be treated as “other income” if and when  it is received. The Company has not provided for a receivable for these claims because of the uncertainty as to whether and how much the Company will ultimately recover under the policies. The Company has also asserted that the cost of pipeline testing, replacement and repair are subject to an equitable sharing arrangement with its owner, pursuant to the terms of the pipeline lease agreement. Discovery in the action is continuing.

The Company has also been involved in a lawsuit captioned Ross Bros. Construction v. MarkWest Hydrocarbon, Inc., (U.S. Court Appeals for the Sixth Circuit, Case No. 05-6251). This lawsuit involved the expansion construction of the Siloam Kentucky gas processing and fractionation plant and a dispute as to the monetary value of work and additional work beyond the contract’s lump sum price performed by the contractor. This lawsuit involved a claim of approximately $0.7 million in extra costs. The Company was recently granted Summary Judgment on its defense asserting accord and satisfaction. In August 2005, Plaintiffs filed an appeal of the Summary Judgment to the U.S. Court of Appeals for the 6th  Circuit. The case was fully briefed and oral Argument to the 6th Circuit was heard on July 18, 2006, and we are awaiting the ruling from the Court. The Company believes that, while it is not able to predict the outcome of this matter, based on the judge’s discussion on the grant of the summary judgment and denial of Ross Brothers’ motion for reconsideration, it is probable that the Company will prevail in the appeal. As a result, the Company has not provided for a loss contingency.

In the ordinary course of business, the Company is a party to various other legal actions. In the opinion of management, none of these actions, either individually or in the aggregate, will have a material adverse effect on the Company’s financial condition, liquidity or results of operations.

Item 4. Submission of Matters to a Vote of Security Holders

 At the close of business on May 5, 2006, the record date for the determination of shareholders entitled to vote at the Company’s Annual Meeting to be held on June 15, 2006, there were 10,802,448 shares of the Company’s Common Stock outstanding. At the Annual Meeting of Stockholders held on June 15, 2006, there were not less than 9,993,841 shares or approximately 92.5% of the outstanding stock represented at the meeting and by proxy, therefore establishing the presence of a quorum. The Company’s shareholders were presented with and asked to vote on three proposals. The following are the results of the voting:

Proposal No. 1:

The election of Donald C. Heppermann, Anne E. Mounsey and Karen L. Rogers as Class I Directors for a term expiring at the Annual Meeting of Stockholders in the year 2009:

	Number of votes
Director Nominees	For	Authority Withheld
Donald C. Heppermann	9,842,849	150,992
Anne E. Mounsey	9,498,626	495,215
Karen L. Rogers	9,940,309	53,532

There were no abstentions or broker non-votes applicable to the election of directors.

Proposal No. 2:

The approval of the 2006 Stock Incentive Plan to replace the 1996 Stock Incentive Plan, which by its terms expires in 2006, including the authorization of 1,000,000 shares available for granting Awards under the 2006 Plan, which includes the transfer of shares remaining under the 1996 Plan:

For:	6,550,707
Against:	947,258
Abstained:	6,052

Abstentions had the effect of votes “against” this proposal. Broker non-votes were not counted as votes “for” or “against” this proposal and therefore had no impact on the outcome.

Proposal No. 3:

The ratification of Deloitte & Touche LLP as the Company’s independent accountants for the fiscal year ending December 31, 2006:

For:	9,949,837
Against:	38,488
Abstained:	5,516

Abstentions had the effect of votes “against” this proposal. Broker non-votes were not counted as votes “for” or “against” this proposal and therefore had no impact on the outcome.

In accordance with the above, each of the nominees for election to the Board of Directors has received the requisite number of votes required for election and each of proposals numbers two and three have received the requisite number of votes for approval. Accordingly, Mr. Heppermann, Ms. Mounsey and Ms. Rogers have been elected as Class I Directors to serve for a term expiring at the Annual Meeting of Stockholders in the year 2009. In addition, the adoption of the 2006 Stock Incentive Plan to replace the Company’s 1996 Stock Incentive Plan effective July 1, 2006, was approved by both a majority of shares being voted as well as a majority of shares outstanding. Finally, the selection of Deloitte & Touche LLP as the Company’s independent registered public accountants for the fiscal year ending December 31, 2006, was ratified.

Item 6. Exhibits

10.1(1)	Lease Agreement dated as of April 19, 2006, between MarkWest Energy Partners, L.P. and Park Central Property, L.L.C.

10.2+	Gas Processing Agreement dated as of May 10, 2006, between MarkWest Pinnacle, L.P. and Chesapeake Exploration, L.P.

31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of the Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of the Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(1)	Incorporated by reference to MarkWest Hydrocarbon, Inc.’s Current Report on Form 8-K, filed with the Commission on April 25, 2006.

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

MarkWest Hydrocarbon, Inc.
(Registrant)

Date: August 7, 2006	/s/ FRANK M. SEMPLE
Frank M. Semple
Chief Executive Officer

Date: August 7, 2006	/s/ NANCY K. MASTEN
Nancy K. Masten
Senior Vice President and Chief Accounting Officer