Form 10-K/A
period 2006-12-31
MARKWEST HYDROCARBON INC
filed 2007-03-22
CIK 1019756

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A
(Amendment No. 1)

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

DOCUMENTS INCORPORATED BY REFERENCE: None

Explanatory Note

This Amendment No. 1 to the Annual Report on Form 10-K of MarkWest Hydrocarbon, Inc. for the fiscal year ended December 31, 2006, is being filed for the purpose of correcting MarkWest Hydrocarbon Standalone contract volumes set forth in the columns “Fixed Physical Forwards” and “Fixed Swaps” to appropriately reflect daily volumes rather than total volumes, as previously reported with the Securities and Exchange Commission on March 7, 2007, as discussed in Item 7A — Quantitative and Qualitative Disclosures About Market Risk and Item 8. Financial Statements and Supplemental Data — Note 13. For the convenience of the reader, this Form 10-K/A sets forth the original Form 10-K in its entirety. This Form 10-K/A does not reflect events occurring after the filing of the original Form 10-K.

As required by Rule 12b-15 promulgated under the Securities and Exchange Act of 1934, our Chief Executive Officer and Chief Financial Officer are providing Rule 13a-14(a) certifications dated March 21, 2007, in connection with this Form 10-K/A and written statements pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 dated March 21, 2007.

MarkWest Hydrocarbon, Inc.

Form 10-K/A

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

•                          Oklahoma.  MarkWest Energy Partners owns the Foss Lake gathering system and the Arapaho gas processing plant, located in Roger Mills, Custer and Ellis counties of western Oklahoma. The gathering portion consists of a pipeline system that is connected to natural gas wells and associated compression facilities. All of the gathered gas ultimately is compressed and delivered to the processing plant.  The Partnership also owns a gathering system in the Woodford Shale Play in the Arkoma Basin of southeastern Oklahoma, and owns the Grimes Gathering System, which is located in Roger Mills and Beckham counties in western Oklahoma.

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

Northeast Business Unit

•                          Appalachia.  MarkWest Energy Partners is the largest processor of natural gas in the Appalachian Basin, with fully integrated processing, fractionation, storage and marketing operations. The Appalachian Basin is a large natural gas producing region characterized by long-lived reserves and modest decline rates. The Partnership’s Appalachian assets include the Kenova, Boldman, Maytown, Cobb and Kermit natural gas-processing plants, a NGL pipeline, a NGL fractionation plant and two caverns for storing propane.

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

Some of the Partnership’s gas, liquids and crude oil transmission operations are subject to rate and service regulations under FERC or various state regulatory bodies, depending upon jurisdiction. FERC generally regulates the transportation of natural gas and oil in interstate commerce, and FERC’s regulatory authority includes: facilities construction, acquisition, extension or abandonment of services or facilities; accounts and records; and depreciation and amortization policies. Intrastate natural gas pipeline operations and transportation on proprietary natural gas or petroleum products pipelines are generally not subject to regulation by FERC, and the Natural Gas Act (“NGA”) specifically exempts some gathering systems. Yet such operations may still be subject to regulation by various state agencies. The applicable statutes and regulations generally require that the Partnership’s rates and terms and conditions of service provide no more than a fair return on the aggregate value of the facilities used to render services. The Partnership cannot assure their unitholders that FERC will not at some point determine that such gathering and transportation services are within its jurisdiction, and regulate such services.  FERC rate cases can involve complex and expensive proceedings. For more information regarding regulatory matters that could affect our business, see Item 1. Business - Regulatory Matters.

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

The Company notified its general liability insurance carriers of the incident and the lawsuits in a timely manner and coordinated its legal defense with the insurers. As of February 1, 2007, all of the claims in the litigation were fully settled, with MarkWest’s insurance carrier and its co-defendant and its separate insurance carrier, funding the settlements.

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

Derivative gain (loss). Losses from derivative instruments decreased $2.4 million for the year ended December 31, 2005, compared to the corresponding period in 2004.  This decrease in losses was primarily due to the mark-to-market adjustments resulting from our election not to adopt hedge accounting treatment on our derivative instruments.  The mark-to-market adjustments resulted in a $0.1 million decrease in unrealized losses, which are non-cash items, and a $2.3 million decrease in realized losses, when comparing 2005 to 2004 results.

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

MarkWest Hydrocarbon Standalone

Subsequent to the issuance of the Company’s 2006 financial statements, the Company’s management determined that the “MarkWest Hydrocarbon Standalone” contract volumes as previously reported in columns “Fixed Physical Forwards” and “Fixed Swaps” incorrectly presented total volumes rather than daily volumes as noted.  As a result, the contract volumes in the “Fixed Physical Forwards” and “Fixed Swaps” columns within the “MarkWest Hydrocarbon Standalone” tables herein have been restated from the amounts previously reported to appropriately reflect daily contract volumes.

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

The following tables summarize the current derivative positions specific to MarkWest Hydrocarbon Standalone’s segment at December 31, 2006 (in thousands, except price data):

Fixed Physical Forwards	Contract Period	Price	Fair Value
Natural Gas - 6,371 MMBtu/d (sale)	Jan 2007	$10.48	$855
Natural Gas - 6,371 MMBtu/d (purchase)	Jan 2007	8.95	(575)
Natural Gas - 7,143 MMBtu/d (sale)	Feb 2007	10.76	834
Natural Gas - 7,143 MMBtu/d (purchase)	Feb 2007	9.07	(516)
Natural Gas - 6,308 MMBtu/d (sale)	Apr 2007	7.48	106
Natural Gas - 2,284 MMBtu/d (sale)	May 2007	7.48	32
Natural Gas - 4,665 MMBtu/d (sale)	Jun 2007	7.48	49
			$785

Fixed Swaps (1)	Contract Period	Price (2)	Fair Value
Crude - 139 Bbl/d (sale)	Apr 2007	$63.86	$(1)
Crude - 139 Bbl/d (sale)	Apr 2007	64.87	2
Crude - 955 Bbl/d (sale)	Apr-Jun 2007	71.33	562
Crude - 18 Bbl/d (sale)	May 2007	63.89	1
Crude - 18 Bbl/d (sale)	May 2007	65.35	(3)
Crude - 121 Bbl/d (sale)	Jun 2007	64.83	(1)
Crude - 121 Bbl/d (sale)	Jun 2007	65.81	2
Crude - 662 Bbl/d (sale)	Jul 2007	65.19	(9)
Crude - 662 Bbl/d (sale)	Jul 2007	66.17	10
Crude - 698 Bbl/d (sale)	Aug 2007	65.50	(11)
Crude - 698 Bbl/d (sale)	Aug 2007	66.48	9
Crude - 773 Bbl/d (sale)	Sep 2007	65.77	(13)
Crude - 773 Bbl/d (sale)	Sep 2007	66.75	9
Crude - 1,252 Bbl/d (sale)	Oct 2007	65.99	(25)
Crude - 1,252 Bbl/d (sale)	Oct 2007	66.97	12
Crude - 1,383 Bbl/d (sale)	Nov 2007	66.21	(28)
Crude - 1,383 Bbl/d (sale)	Nov 2007	67.19	11
Crude - 1,958 Bbl/d (sale)	Dec 2007	66.46	(35)
Crude - 1,958 Bbl/d (sale)	Dec 2007	67.35	16

Natural Gas - 7,088 MMBtu/d (purchase)	Apr 2007	8.16	(279)
Natural Gas - 86,850 MMBtu/d (purchase)	May 2007	8.08	(3,039)
Natural Gas - 13,167 MMBtu/d (purchase)	Jun 2007	8.16	(432)
Natural Gas - 12,581 MMBtu/d (purchase)	Jul 2007	8.29	(443)
Natural Gas - 12,258 MMBtu/d (purchase)	Aug 2007	8.35	(408)
Natural Gas - 4,833 MMBtu/d (purchase)	Sep 2007	8.38	(149)

IsoButane - 6,231 Gal/d (sale)	Jan 2007	1.23	15
IsoButane - 4,210 Gal/d (sale)	Jan-Mar 2007	1.17	8
IsoButane - 1,974 Gal/d (sale)	Jan-Mar 2007	1.14	(1)
IsoButane - 4,328 Gal/d (sale)	Feb 2007	1.16	1
IsoButane - 3,007 Gal/d (sale)	Feb-Mar 2007	1.35	36
IsoButane - 1,806 Gal/d (sale)	Mar 2007	1.28	8

Natural Gasoline - 17,756 Gal/d (sale)	Jan 2007	1.46	72
Natural Gasoline - 12,446 Gal/d (sale)	Jan-Mar 2007	1.37	52
Natural Gasoline - 10,468 Gal/d (sale)	Feb 2007	1.33	2
Natural Gasoline - 10,034 Gal/d (sale)	Feb-Mar 2007	1.59	159
Natural Gasoline - 4,387 Gal/d (sale)	Mar 2007	1.62	40

Normal Butane - 21,018 Gal/d (sale)	Jan 2007	1.20	51
Normal Butane - 18,981 Gal/d (sale)	Jan-Mar 2007	1.13	24
Normal Butane - 13,879 Gal/d (sale)	Feb 2007	1.12	1
Normal Butane - 10,712 Gal/d (sale)	Feb-Mar 2007	1.29	108
Normal Butane - 5,839 Gal/d (sale)	Mar 2007	1.28	30

Propane - 211,643 Gal/d (sale)	Jan 2007	1.09	1,071
Propane - 3,559 Gal/d (sale)	Jan-Feb 2007	1.05	26
Propane - 71,516 Gal/d (sale)	Jan-Mar 2007	0.96	284
Propane - 178,742 Gal/d (sale)	Feb 2007	1.06	695
Propane - 23,797 Gal/d (sale)	Feb-Mar 2007	1.18	360
Propane - 25,806 Gal/d (sale)	Mar 2007	1.13	174
			$(1,026)

Forward Physical Contracts	Price (2)	Fair Value
Natural Gas - 9,000 MMBtu/d	$7.56	$(1,417)

Current - Total MarkWest Hydrocarbon Standalone		$(1,658)

(1)   Swaps represent fixed forward sales and purchases, which, in combination economically hedge our frac spread position.

(2)   A weighted average is used for grouped positions.

The following table summarizes the non-current derivative positions specific to MarkWest Hydrocarbon Standalone’s segment at December 31, 2006 (in thousands, except price data):

Fixed Swaps (1)	Contract Period	Price	Fair Value
Crude - 2,181 Bbl/d (sale)	Jan 2008	$67.48	$16
Crude - 2,181 Bbl/d (sale)	Jan 2008	66.59	(40)
Crude - 1,956 Bbl/d (sale)	Feb 2008	67.58	12
Crude - 1,956 Bbl/d (sale)	Feb 2008	66.70	(35)
Crude - 1,160 Bbl/d (sale)	Mar 2008	67.67	7
Crude - 1,160 Bbl/d (sale)	Mar 2008	66.78	(23)
Non-current - Total MarkWest Hydrocarbon Standalone			$(63)

(1) Swaps represent fixed forward sales to hedge our production of NGLs.

A summary of MarkWest Hydrocarbon Standalone’s commodity derivative instruments is provided below (in thousands):

	December 31,
	2006	2005
Fair value of derivative instruments:
Current asset	$5,727	$—
Noncurrent asset	35	—
Current liability	7,385	—
Noncurrent liability	98	—

MarkWest Hydrocarbon Standalone entered into the following derivative positions subsequent to December 31, 2006:

Fixed Physical Forwards	Contract Period	Price (2)

Natural Gas - 34,783 MMBtu/d (purchase)	Jan 2007	$5.96
Natural Gas - 25,806 MMBtu/d (sale)	Jan 2007	6.66

Fixed Swaps (1)	Contract Period	Price (2)

Natural Gas - 4,069 MMBtu/d (purchase)	Apr 2008	$8.05
Natural Gas - 15,531 MMBtu/d (purchase)	Apr-Jun 2008	8.01
Natural Gas - 5,360 MMBtu/d (purchase)	May 2008	7.93
Natural Gas - 5,482 MMBtu/d (purchase)	Jun 2008	7.98
Natural Gas - 15,755 MMBtu/d (purchase)	Jul 2008	8.05
Natural Gas - 15,531 MMBtu/d (purchase)	Jul-Sep 2008	8.10
Natural Gas - 15,755 MMBtu/d (purchase)	Aug 2008	8.11
Natural Gas - 16,280 MMBtu/d (purchase)	Sep 2008	8.16
Natural Gas - 4,069 MMBtu/d (purchase)	Apr 2009	7.56
Natural Gas - 15,883 MMBtu/d (purchase)	Apr-Jun 2009	7.61
Natural Gas - 5,360 MMBtu/d (purchase)	May 2009	7.56
Natural Gas - 5,482 MMBtu/d (purchase)	Jun 2009	7.56
Natural Gas - 15,755 MMBtu/d (purchase)	Jul 2009	7.69
Natural Gas - 15,710 MMBtu/d (purchase)	Jul-Sep 2009	7.73
Natural Gas - 15,755 MMBtu/d (purchase)	Aug 2009	7.69
Natural Gas - 16,280 MMBtu/d (purchase)	Sep 2009	7.69

Crude - 921 bbl/d (sale)	Apr 2008	64.22
Crude - 1,087 bbl/d (sale)	May 2008	63.95

Crude - 1,096 bbl/d (sale)	Jun 2008	63.93
Crude - 1,025 bbl/d (sale)	Jul 2008	64.08
Crude - 1,124 bbl/d (sale)	Aug 2008	64.22
Crude - 1,268 bbl/d (sale)	Sep 2008	64.53
Crude - 1,580 bbl/d (sale)	Oct 2008	65.37
Crude - 2,530 bbl/d (sale)	Nov 2008	65.52
Crude - 3,856 bbl/d (sale)	Dec 2008	65.51
Crude - 4,721 bbl/d (sale)	Jan 2009	65.52
Crude - 4,212 bbl/d (sale)	Feb 2009	65.45
Crude - 3,069 bbl/d (sale)	Mar 2009	65.33
Crude - 921 bbl/d (sale)	Apr 2009	63.99
Crude - 1,087 bbl/d (sale)	May 2009	63.65
Crude - 1,096 bbl/d (sale)	Jun 2009	63.60
Crude - 1,026 bbl/d (sale)	Jul 2009	63.67
Crude - 1,195 bbl/d (sale)	Aug 2009	64.00
Crude - 1,306 bbl/d (sale)	Sep 2009	64.23
Crude - 2,378 bbl/d (sale)	Oct 2009	64.69
Crude - 3,556 bbl/d (sale)	Nov 2009	64.78
Crude - 3,792 bbl/d (sale)	Dec 2009	64.71
Crude - 4,729 bbl/d (sale)	Jan 2010	64.60
Crude - 4,218 bbl/d (sale)	Feb 2010	64.55
Crude - 3,073 bbl/d (sale)	Mar 2010	64.55

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

Consolidated Statements of Operations for the years ended December 31, 2006, 2005 and 2004

Consolidated Statements of Comprehensive Income (Loss) for the years ended December 31, 2006, 2005 and 2004

Consolidated Statements of Changes in Stockholders’ Equity for the years ended December 31, 2006, 2005 and 2004

Consolidated Statements of Cash Flows for the years in the period ended December 31, 2006, 2005 and 2004

Notes to Consolidated Financial Statements for the years ended December 31, 2006, 2005 and 2004 (As Restated)

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
(March 21, 2007 as to Note 13)

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

The Partnership’s accounting policy requires it to evaluate operating losses, if any, and other factors that may have occurred, that may be indicative of a decrease in value of the investment which is other than temporary, and which should be recognized even though the decrease in value is in excess of what would otherwise be recognized by application of the equity method.  The evaluation allows the Partnership to determine if an equity method investment should be impaired and that an impairment, if any, is fairly reflected in its financial statements.

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

The Company capitalizes interest on major projects during construction.  For the years ended December 31, 2006 and 2005, the Company capitalized interest of $0.9 million and $2.1 million, respectively.

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

13.  Derivative financial instruments (As Restated)

Subsequent to the issuance of the Company’s 2006 financial statements, the Company’s management determined that the “MarkWest Hydrocarbon Standalone” contract volumes as previously reported in columns “Fixed Physical Forwards” and “Fixed Swaps” incorrectly presented total volumes rather than daily volumes as noted.  As a result, the contract volumes in the “Fixed Physical Forwards” and “Fixed Swaps” columns within the “MarkWest Hydrocarbon Standalone” tables herein have been restated from the amounts previously reported to appropriately reflect daily contract volumes.

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

The following tables summarize the current derivative positions specific to MarkWest Hydrocarbon Standalone’s segment at December 31, 2006 (in thousands, except price data):

Fixed Physical Forwards	Contract Period	Price	Fair Value
Natural Gas - 6,371 MMBtu/d (sale)	Jan 2007	$10.48	$855
Natural Gas - 6,371 MMBtu/d (purchase)	Jan 2007	8.95	(575)
Natural Gas - 7,143 MMBtu/d (sale)	Feb 2007	10.76	834
Natural Gas - 7,143 MMBtu/d (purchase)	Feb 2007	9.07	(516)
Natural Gas - 6,308 MMBtu/d (sale)	Apr 2007	7.48	106
Natural Gas - 2,284 MMBtu/d (sale)	May 2007	7.48	32
Natural Gas - 4,665 MMBtu/d (sale)	Jun 2007	7.48	49
			$785

Fixed Swaps (1)	Contract Period	Price (2)	Fair Value
Crude - 139 Bbl/d (sale)	Apr 2007	$63.86	$(1)
Crude - 139 Bbl/d (sale)	Apr 2007	64.87	2
Crude - 955 Bbl/d (sale)	Apr-Jun 2007	71.33	562
Crude - 18 Bbl/d (sale)	May 2007	63.89	1
Crude - 18 Bbl/d (sale)	May 2007	65.35	(3)
Crude - 121 Bbl/d (sale)	Jun 2007	64.83	(1)
Crude - 121 Bbl/d (sale)	Jun 2007	65.81	2
Crude - 662 Bbl/d (sale)	Jul 2007	65.19	(9)
Crude - 662 Bbl/d (sale)	Jul 2007	66.17	10
Crude - 698 Bbl/d (sale)	Aug 2007	65.50	(11)
Crude - 698 Bbl/d (sale)	Aug 2007	66.48	9
Crude - 773 Bbl/d (sale)	Sep 2007	65.77	(13)
Crude - 773 Bbl/d (sale)	Sep 2007	66.75	9
Crude - 1,252 Bbl/d (sale)	Oct 2007	65.99	(25)
Crude - 1,252 Bbl/d (sale)	Oct 2007	66.97	12
Crude - 1,383 Bbl/d (sale)	Nov 2007	66.21	(28)
Crude - 1,383 Bbl/d (sale)	Nov 2007	67.19	11
Crude - 1,958 Bbl/d (sale)	Dec 2007	66.46	(35)
Crude - 1,958 Bbl/d (sale)	Dec 2007	67.35	16

Natural Gas - 7,088 MMBtu/d (purchase)	Apr 2007	8.16	(279)
Natural Gas - 86,850 MMBtu/d (purchase)	May 2007	8.08	(3,039)
Natural Gas - 13,167 MMBtu/d (purchase)	Jun 2007	8.16	(432)
Natural Gas - 12,581 MMBtu/d (purchase)	Jul 2007	8.29	(443)
Natural Gas - 12,258 MMBtu/d (purchase)	Aug 2007	8.35	(408)
Natural Gas - 4,833 MMBtu/d (purchase)	Sep 2007	8.38	(149)

IsoButane - 6,231 Gal/d (sale)	Jan 2007	1.23	15
IsoButane - 4,210 Gal/d (sale)	Jan-Mar 2007	1.17	8
IsoButane - 1,974 Gal/d (sale)	Jan-Mar 2007	1.14	(1)
IsoButane - 4,328 Gal/d (sale)	Feb 2007	1.16	1
IsoButane - 3,007 Gal/d (sale)	Feb-Mar 2007	1.35	36
IsoButane - 1,806 Gal/d (sale)	Mar 2007	1.28	8

Natural Gasoline - 17,756 Gal/d (sale)	Jan 2007	1.46	72
Natural Gasoline - 12,446 Gal/d (sale)	Jan-Mar 2007	1.37	52
Natural Gasoline - 10,468 Gal/d (sale)	Feb 2007	1.33	2
Natural Gasoline - 10,034 Gal/d (sale)	Feb-Mar 2007	1.59	159
Natural Gasoline - 4,387 Gal/d (sale)	Mar 2007	1.62	40

Normal Butane - 21,018 Gal/d (sale)	Jan 2007	1.20	51
Normal Butane - 18,981 Gal/d (sale)	Jan-Mar 2007	1.13	24
Normal Butane - 13,879 Gal/d (sale)	Feb 2007	1.12	1
Normal Butane - 10,712 Gal/d (sale)	Feb-Mar 2007	1.29	108
Normal Butane - 5,839 Gal/d (sale)	Mar 2007	1.28	30

Propane - 211,643 Gal/d (sale)	Jan 2007	1.09	1,071
Propane - 3,559 Gal/d (sale)	Jan-Feb 2007	1.05	26
Propane - 71,516 Gal/d (sale)	Jan-Mar 2007	0.96	284
Propane - 178,742 Gal/d (sale)	Feb 2007	1.06	695
Propane - 23,797 Gal/d (sale)	Feb-Mar 2007	1.18	360
Propane - 25,806 Gal/d (sale)	Mar 2007	1.13	174
			$(1,026)

Forward Physical Contracts	Price (2)	Fair Value
Natural Gas - 9,000 MMBtu/d	$7.56	$(1,417)

Current - Total MarkWest Hydrocarbon Standalone		$(1,658)

(1)   Swaps represent fixed forward sales and purchases, which, in combination economically hedge our frac spread position.

(2)   A weighted average is used for grouped positions.

The following table summarizes the non-current derivative positions specific to MarkWest Hydrocarbon Standalone’s segment at December 31, 2006 (in thousands, except price data):

Fixed Swaps (1)	Contract Period	Price	Fair Value
Crude - 2,181 Bbl/d (sale)	Jan 2008	$67.48	$16
Crude - 2,181 Bbl/d (sale)	Jan 2008	66.59	(40)
Crude - 1,956 Bbl/d (sale)	Feb 2008	67.58	12
Crude - 1,956 Bbl/d (sale)	Feb 2008	66.70	(35)
Crude - 1,160 Bbl/d (sale)	Mar 2008	67.67	7
Crude - 1,160 Bbl/d (sale)	Mar 2008	66.78	(23)
Non-current - Total MarkWest Hydrocarbon Standalone			$(63)

(1) Swaps represent fixed forward sales to hedge our production of NGLs.

A summary of MarkWest Hydrocarbon Standalone’s commodity derivative instruments is provided below (in thousands):

	December 31,
	2006	2005
Fair value of derivative instruments:
Current asset	$5,727	$—
Noncurrent asset	35	—
Current liability	7,385	—
Noncurrent liability	98	—

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

The Company notified its general liability insurance carriers of the incident and the lawsuits in a timely manner and coordinated its legal defense with the insurers. As of February 1, 2007, all of the claims in the litigation were fully settled, with MarkWest’s insurance carrier and its co-defendant and its separate insurance carrier, funding the settlements.

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

Subsequent to year-end, management has enhanced the process for identifying derivatives and conducted a comprehensive review of substantially all contracts across the Company to determine whether derivatives and embedded derivatives have been appropriately identified and that those determinations remain appropriate given evolving literature.  No errors with respect to derivatives and embedded derivatives were noted in that review process.  With the conclusion of this review process, management believes this review effectively remediates the material weakness that was identified in the year-end 2006 assessment. Deloitte & Touche, LLP has not audited our remediation procedures and disclaims an opinion on our assertion that the material weakness has been remediated.

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

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements as of and for the year ended December 31, 2006, of the Partnership and our report dated March 7, 2007 (March 21, 2007 as to Note 13) expressed an unqualified opinion on those financial statements.

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

Frank M. Semple, President, Chief Executive Officer and Director, was appointed as President of both MarkWest Hydrocarbon and the general partner of MarkWest Energy on November 1, 2003. Mr. Semple also became Chief Executive Officer of both MarkWest Hydrocarbon and the general partner of MarkWest Energy on January 1, 2004. Prior to his appointment, Mr. Semple served in various capacities, most recently as Chief Operating Officer of WilTel Communications, formerly Williams Communications Group, Inc. (“WCG”) from 1997 to 2003. Prior to his tenure at WilTel Communications, he was the Senior Vice President/General Manager of Williams Natural Gas from 1995 to 1997, Vice President of Marketing and Vice President of Operations and Engineering for Northwest Pipeline, and Director of Product Movements and Division Manager for Williams Pipeline during his 22-year career with The Williams Companies. During his tenure at Williams Communications, he also served on the board of directors for PowerTel Communications and the Competitive Telecommunications Association (Comptel). On April 22, 2002, WCG and one of its subsidiaries (“Debtors”) filed a petition for relief under the Bankruptcy Code with the United States Bankruptcy Court for the Southern District of New York. On September 30, 2002, the Bankruptcy Court entered an order confirming the Debtors’ plan of reorganization that became effective October 15, 2002. Mr. Semple holds a Mechanical Engineering degree from the United States Naval Academy and is a professional engineer registered in the State of Kansas.

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

•                    To establish and approve the Company goals and objectives, and associated measurement metrics relevant to compensation of the Company’s executive officers.

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

Name	Fees Earned or Paid in Cash ($)	Stock Awards ($) (1) (2)	Option Awards ($) (3)	All Other Compensation ($) (4) (5) (6) (7)	Total ($)

John M. Fox Chairman of the Board	37,000	13,427	—	4,482,630	4,533,057

Michael L. Beatty	39,000	13,427	—	869	53,296

Donald C. Heppermann	34,000	13,427	6,304	2,809,408	2,863,139

William A. Kellstrom	54,000	13,427	—	7,625	75,052

Anne E. Mounsey	37,000	13,427	3,129	5,154	58,710

Karen L. Rogers	42,000	13,427	—	5,945	61,372

William F. Wallace	46,000	13,427	3,129	1,304	63,860

Donald D. Wolf	48,000	13,427	—	8,908	70,335

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

Since May 2002, MarkWest Hydrocarbon has sold additional interests in the general partner to employees and directors of 5.0% and has repurchased ownership interests from employees and directors of 3.3%.  During the same timeframe, the Partnership has sold an additional 28,000 subordinated units and repurchased 16,720.  As of December 31, 2006, 10.3% of the general partner is currently held by employees and directors.  The Board of Directors of the Partnership’s general partner has determined at this time to cease any further sales of GP Interests.

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

10.34(24)	Lease Agreement dated as of April 19, 2006 between MarkWest Energy Partners, L.P., and Park Central Property, L.L.C.

10.35(25)^	2006 Stock Incentive Plan.

10.36(26)+	Gas Processing Agreement dated as of May 10, 2006 between MarkWest Pinnacle, L.P., and Chesapeake Exploration, L.P.

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

MarkWest Hydrocarbon, Inc.
(Registrant)

Date: March 21, 2007	By:	/S/FRANK M. SEMPLE
Frank M. Semple
President and Chief Executive Officer
(Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities with MarkWest Hydrocarbon Inc., the Registrant, and on the dates indicated.

Date: March 21, 2007	By:	/S/FRANK M. SEMPLE
Frank M. Semple
President and Chief Executive Officer
(Principal Executive Officer)

Date: March 21, 2007	By:	/S/NANCY K. BUESE
Nancy K. Buese
Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)

Date: March 21, 2007	By:	/S/JOHN M. FOX
John M. Fox
Chairman of the Board and Director

Date: March 21, 2007	By:	/S/MICHAEL L. BEATTY
Michael L. Beatty
Director

Date: March 21, 2007	By:	/S/DONALD C. HEPPERMANN
Donald C. Heppermann
Director

Date:	By:
William A. Kellstrom
Director

Date:	By:
Anne E. Mounsey
Director

Date: March 21, 2007	By:	/S/KAREN L. ROGERS
Karen L. Rogers
Director

Date: March 21, 2007	By:	/S/WILLIAM F. WALLACE
William F. Wallace
Director

Date: March 21, 2007	By:	/S/DONALD D. WOLF
Donald D. Wolf
Director