Form 10-Q
period 2007-06-30
MARKWEST HYDROCARBON INC
filed 2007-08-09
CIK 1019756

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒                              QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2007

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

Yes  ☐    No  ☒

The registrant had 12,001,209 shares of common stock, $0.01 per share par value, outstanding as of July 27, 2007.

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

PART I—FINANCIAL INFORMATION

Item 1.                        Financial Statements

MARKWEST HYDROCARBON, INC.
Condensed Consolidated Balance Sheets
(unaudited, in thousands, except share data)

	June 30, 2007	December 31, 2006
ASSETS
Current assets:
Cash and cash equivalents	$39,909	$48,844
Investment securities, at fair value:
Trading	15,806	—
Available-for-sale	9,170	7,713
Receivables, net of allowances of $183 and $156, respectively	126,448	101,116
Inventories	36,345	35,261
Fair value of derivative instruments	3,523	9,938
Other current assets	26,284	15,264
Total current assets	257,485	218,136
Property, plant and equipment	833,947	662,606
Less: accumulated depreciation, depletion, amortization and impairment	(125,635)	(108,271)
Total property, plant and equipment, net	708,312	554,335
Other assets:
Investment in Starfish	61,474	64,240
Intangibles, net of accumulated amortization of $37,416 and $29,080 respectively	335,058	344,066
Deferred financing costs, net of accumulated amortization of $4,459 and $5,462 respectively	14,859	16,079
Deferred contract cost, net of accumulated amortization of $858 and $702, respectively	2,392	2,548
Fair value of derivative instruments	4,496	2,794
Deferred income taxes	4,000	—
Other long-term assets	1,043	1,043
Total other assets	423,322	430,770
Total assets	$1,389,119	$1,203,241
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$100,606	$89,242
Accrued liabilities	86,055	55,208
Fair value of derivative instruments	18,624	7,476
Deferred income taxes	732	180
Total current liabilities	206,017	152,106
Deferred income taxes	604	9,553
Fair value of derivative instruments	22,213	1,460
Long-term debt, net of original issue discount of $2,970 and $3,135, respectively	529,030	526,865
Other long-term liabilities	44,799	30,196
Non-controlling interest in consolidated subsidiary	557,323	441,572
Commitments and contingencies (Note 13)
Stockholders’ equity:
Preferred stock, par value $0.01, 5,000,000 shares authorized, no shares outstanding	—	—
Common stock, par value $0.01, 20,000,000 shares authorized, 12,000,938 and 11,975,256 shares issued, respectively	120	120
Additional paid-in capital	34,288	40,266
Accumulated deficit	(7,272)	—
Accumulated other comprehensive income, net of tax	2,008	1,103
Treasury stock, 271 and 0 shares, respectively	(11)	—
Total stockholders’ equity	29,133	41,489
Total liabilities and stockholders’ equity	$1,389,119	$1,203,241

The accompanying notes are an integral part of these condensed consolidated financial statements.

MARKWEST HYDROCARBON, INC.
Condensed Consolidated Statements of Operations
(unaudited, in thousands, except per share amounts)

	Three months ended June 30,		Six months ended June 30,
	2007	2006	2007	2006
Revenue:
Revenue	$176,893	$186,351	$352,290	$427,470
Derivative loss	(13,913)	(13,057)	(27,822)	(14,316)
Total revenue	162,980	173,294	324,468	413,154
Operating expenses:
Purchased product costs	109,507	116,523	213,714	298,151
Facility expenses	18,415	14,313	30,477	27,795
Selling, general and administrative expenses	18,820	13,061	39,535	24,437
Depreciation	9,325	7,778	17,499	15,156
Amortization of intangible assets	4,168	4,027	8,336	8,043
Accretion of asset retirement obligations	28	26	55	51
Total operating expenses	160,263	155,728	309,616	373,633
Income from operations	2,717	17,566	14,852	39,521
Other income (expense):
Earnings from unconsolidated affiliates	1,656	1,228	3,423	2,173
Interest income	1,124	436	3,520	842
Interest expense	(9,054)	(10,798)	(18,468)	(21,842)
Amortization of deferred financing costs and original issue discount (a component of interest expense)	(731)	(859)	(1,451)	(1,684)
Dividend income	217	109	339	215
Miscellaneous (expense) income	(534)	1,517	(1,406)	3,759
(Loss) income before non-controlling interest in net income of consolidated subsidiary and income taxes	(4,605)	9,199	809	22,984
Non-controlling interest in net income of consolidated subsidiary	(5,562)	(11,273)	(9,522)	(21,817)
(Loss) income before income taxes	(10,167)	(2,074)	(8,713)	1,167
Provision for income tax benefit (expense)	2,895	(58)	2,398	(467)
Net (loss) income	$(7,272)	$(2,132)	$(6,315)	$700
Net (loss) income per share:
Basic	$(0.61)	$(0.18)	$(0.53)	$0.06
Diluted	$(0.61)	$(0.18)	$(0.53)	$0.06
Weighted average number of outstanding shares of common stock:
Basic	11,996	11,936	11,991	11,921
Diluted	11,996	11,936	11,991	12,046
Cash dividend declared per common share	$0.32	$0.16	$0.62	$0.27

The accompanying notes are an integral part of these condensed consolidated financial statements.

MARKWEST HYDROCARBON, INC.
Condensed Consolidated Statements of Comprehensive Income
(unaudited, in thousands)

	Three months ended June 30,		Six months ended June 30,
	2007	2006	2007	2006
Net (loss) income	$(7,272)	$(2,132)	$(6,315)	$700
Other comprehensive income:
Unrealized gain on available-for-sale securities, net of tax of $206, $56, $552 and $171, respectively.	339	94	905	287
Comprehensive (loss) income	$(6,933)	$(2,038)	$(5,410)	$987

The accompanying notes are an integral part of these condensed consolidated financial statements.

MARKWEST HYDROCARBON, INC.
Condensed Consolidated Statement of Changes in Stockholders’ Equity
(unaudited, in thousands)

	Shares of Common Stock	Shares of Treasury Stock	Common Stock	Additional Paid in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income	Treasury Stock	Total Stockholders’ Equity
December 31, 2006	11,975	—	$120	$40,266	$—	$1,103	$—	$41,489
Stock option exercises	9	5	—	(22)	—	—	136	114
Compensation expense related to restricted stock, net of registration costs	—	—	—	355	—	—	—	355
Issuance of restricted stock	17	—	—	—	—	—	—	—
Treasury stock reacquired	—	(5)	—	147	—	—	(147)	—
FAS 123R windfall pool under APIC	—	—	—	91	—	—	—	91
FIN 48 Adjustment	—	—	—	—	(71)	—	—	(71)
Net loss	—	—	—	—	(6,315)	—	—	(6,315)
Dividends paid	—	—	—	(6,549)	(886)	—	—	(7,435)
Other comprehensive income	—	—	—	—	—	905	—	905
June 30, 2007	12,001	—	$120	$34,288	$(7,272)	$2,008	$(11)	$29,133

The accompanying notes are an integral part of these condensed consolidated financial statements.

MARKWEST HYDROCARBON, INC.
Condensed Consolidated Statements of Cash Flows
(unaudited, in thousands)

	Six months ended June 30,
	2007	2006
Cash flows from operating activities:
Net (loss) income	$(6,315)	$700
Adjustments to reconcile net income to net cash provided by operating activities (net of acquisitions):
Depreciation	17,499	15,156
Amortization of intangible assets	8,336	8,043
Amortization of deferred financing costs and original issue discount	1,451	1,684
Accretion of asset retirement obligation	55	51
Amortization of gas contract	156	156
Restricted unit compensation expense	1,179	571
Participation Plan compensation expense	13,773	3,944
Stock option compensation expense	—	35
Restricted stock compensation expense	373	176
Non-controlling interest in net income of consolidated subsidiary	9,522	21,817
Equity in earnings of unconsolidated affiliates	(3,423)	(2,173)
Distributions from equity investments	6,189	—
Unrealized loss on derivative instruments	36,613	14,378
Loss (gain) on sale of property, plant and equipment	154	(421)
Deferred income taxes	(13,020)	896
Unrealized gain on trading securities	(9)	—
Net purchases of trading securities	(15,797)	—
Other	(118)	—
Changes in operating assets and liabilities, net of working capital acquired:
Receivables	(25,332)	53,691
Inventories	(1,566)	(6,824)
Other current assets	(11,020)	(4,924)
Accounts payable and accrued liabilities	13,478	(20,448)
Other long-term liabilities	186	86
Net cash provided by operating activities	32,364	86,594
Cash flows from investing activities:
Additional acquisition costs	(46)	(6,582)
Investment in Starfish	—	(15,872)
Capital expenditures	(140,711)	(25,685)
Proceeds from sale of property, plant and equipment	30	499
Net cash flows used in investing activities	(140,727)	(47,640)
Cash flows from financing activities:
Proceeds from long-term debt	189,500	56,800
Payments of long-term debt	(187,500)	(74,212)
Payments for debt issuance costs deferred financing costs and registration costs	(462)	(459)
Proceeds from MarkWest Energy’s private placement, net	134,950	5,000
Collection of related party notes receivable	—	24
Exercise of stock options	114	230
Excess income tax benefits from share-based compensation	91	—
Payment of dividends	(7,435)	(3,447)
Distributions to MarkWest Energy unitholders	(29,830)	(17,586)
Net cash flows provided by (used in) financing activities	99,428	(33,650)
Net increase (decrease) in cash	$(8,935)	$5,304
Cash and cash equivalents at beginning of year	48,844	20,968
Cash and cash equivalents at end of period	$39,909	$26,272
Supplemental disclosures of cash flow information:
Cash paid for interest, net of amount capitalized	$31,577	$19,823
Cash paid for income taxes	3,937	584
Supplemental schedule of non-cash investing and financing activities:
Change in accrual of construction projects in progress	(28,348)	1,072
Property, plant equipment asset retirement obligation	144	64
Accrued financing costs	—	1,580

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

2.                 Basis of Presentation

The Company’s unaudited condensed consolidated financial statements include the accounts of all majority-owned or controlled subsidiaries. The consolidated financial statements include the accounts of MarkWest Energy Partners, L.P. and MarkWest Energy GP, L.L.C. The Company consolidates the Partnership because it acts as the general partner and the limited partners to not have substantive kick-out or participating rights. Equity investments in which the Company exercises significant influence but does not control, and are not the primary beneficiary, are accounted for using the equity method. These condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial reporting. Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted. In management’s opinion, the Company has made all adjustments necessary for a fair presentation of its results of operations, financial position and cash flows for the periods shown. These adjustments are of a normal recurring nature. In addition to reviewing these condensed consolidated financial statements and accompanying notes, you should also consult the audited financial statements and accompanying notes included in the Company’s December 31, 2006, Annual Report on Form 10-K/A. Finally, consider that results for the three and six months ended June 30, 2007, are not necessarily indicative of results for the full year 2007, or any other future period.

Reclassifications

Certain prior period amounts have been reclassified to conform to the current period presentation.

3.                 Recent Accounting Pronouncements

In September 2006 the FASB issued SFAS 157, Fair Value Measurements (“SFAS 157”). SFAS 157 clarifies the principle that fair value should be based on the assumptions market participants would use when pricing an asset or liability and establishes a fair value hierarchy that prioritizes the information used to develop those assumptions. SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007 and interim periods within those fiscal years, with early adoption permitted. The Company is currently evaluating the impact of adopting this Statement.

In February 2007 the FASB issued SFAS 159, The Fair Value Option for Financial Assets and Financial Liabilities (“SFAS 159”), which permits an entity to measure certain financial assets and financial liabilities at fair value. The Statement’s objective is to improve financial reporting by allowing entities to mitigate volatility in reported earnings caused by the measurement of related assets and liabilities using different attributes, without having to apply complex hedge accounting provisions. Under SFAS 159, entities that elect the fair value option will report unrealized gains and losses in earnings at each subsequent reporting date. The fair value option may be elected on an instrument-by-instrument basis, with a few exceptions, as long as it is applied to the instrument in its entirety. The fair value option election is irrevocable, unless a new election date occurs. The new Statement establishes presentation and disclosure requirements to help financial statement users understand the effect of the entity’s election on its earnings, but does not eliminate disclosure requirements of other accounting standards. Assets and liabilities that are measured at fair value must be displayed on the face of the balance sheet. Statement 159 is effective as of the beginning of an entity’s first fiscal year beginning after November 15, 2007. Early adoption is permitted as of the beginning of the previous fiscal year provided that the entity (1) makes that choice in the first 120 days of that fiscal year, (2) has not yet issued financial statements, and (3) elects to apply the provisions of SFAS 157, Fair Value Measurements. The Company is currently evaluating the impact of adopting this Statement.

4.                 Marketable Securities

As of June 30, 2007, the Company held short-term equity investments classified as trading securities. Realized and unrealized gains and losses on trading securities are included in earnings. Dividend and interest income are recognized when earned.

Marketable securities classified as available-for-sale are stated at market based on the closing price of the securities at the balance sheet date. Accordingly, unrealized gains are reflected in other comprehensive income, net of applicable income taxes. For losses that are other than temporary, the cost basis of the securities is written down to fair value, and the amount of the write down is reflected in the statement of operations. The Company utilizes a first-in first-out cost basis to compute realized gains and losses. Realized gains and losses, dividends, interest income, and the amortization of discounts and premiums are reflected in the statement of operations. Purchases and sales of securities are recognized on a trade-date basis.

The following are the components of equity securities (in thousands):

	Cost Basis	Unrealized Gains	Unrealized Losses	Fair Value
June 30, 2007
Equity securities:
Trading securities	$15,797	$9	$—	$15,806
Available-for-sale securities	5,942	3,228	—	9,170
	$21,739	$3,237	$—	$24,976

	Cost Basis	Unrealized Gains	Unrealized Losses	Fair Value
December 31, 2006
Equity securities:
Available-for-sale securities	$5,942	$1,771	$—	$7,713

For the six months ended June 30, 2007, the Company recognized net unrealized gains on available-for-sale securities of $0.9 million, net of the related tax expense of $0.6 million. These gains are shown as a component of other comprehensive income for 2007.

For the six months ended June 30, 2007, the Company recognized net unrealized gains on trading securities of less then $0.1 million, net of the related tax expense of less than $0.1 million. The gains are included in income for 2007.

5.                 Equity Investment

The Partnership applies the equity method of accounting for its non-operating membership interest in Starfish Pipeline Company, LLC, (“Starfish”). Upon the acquisition of Starfish, there were differences between the purchase price allocated to the investments and the underlying equity of the subsidiaries attributable to the Partnership’s interest. The Partnership is amortizing these differences based upon the hypothetical purchase price allocation to the assets and liabilities of the subsidiaries as if the Partnership was consolidating Starfish. The difference between the carrying amount of the Partnership’s equity method investment and the underlying equity attributable to the Partnership’s interest is being amortized over 17 years. Summarized financial information for 100% of Starfish is as follows (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2007	2006	2007	2006
Revenues	$8,558	$7,483	$17,070	$12,579
Operating income	3,500	1,678	7,553	3,104
Net income	3,455	2,599	7,130	4,632

6.                 Property, Plant and Equipment

Property, plant and equipment consists of (in thousands):

	June 30, 2007	December 31, 2006
Gas gathering facilities	$453,606	$289,586
Gas processing plants	218,031	217,080
Fractionation and storage facilities	23,609	23,470
Natural gas pipelines	42,343	42,361
Crude oil pipelines	19,113	19,113
NGL transportation facilities	5,326	5,326
Furniture, office equipment and other	2,641	2,641
Land, building and other equipment	22,427	20,705
Construction in progress	46,851	42,324
	833,947	662,606
Less: Accumulated depreciation	(125,635)	(108,271)
Total property, plant and equipment	$708,312	$554,335

The Company capitalizes interest on major projects during construction. For the three and six months ended June 30, 2007, the Company capitalized interest, including deferred finance costs, of $1.1 million and $2.3 million, respectively. For the three and six months ended June 30, 2006, the Company capitalized interest, including deferred finance costs, of less than $0.1 million and $0.2 million, respectively.

7.                 Long-Term Debt

Debt is summarized below (in thousands):

	June 30, 2007	December 31, 2006
MarkWest Hydrocarbon Credit Facility
8.75% interest	$—	$—
Partnership Credit Facility
8.75% interest, due December 2010	32,000	30,000
Partnership Senior Notes
6.875% interest, due November 2014	225,000	225,000
8.5% interest, net of original issue discount of $2,970 and $3,135, respectively, due July 2016	272,030	271,865
Total long-term debt	$529,030	$526,865

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

   MarkWest Energy Partners

Credit Facility

The Partnership’s wholly owned subsidiary, MarkWest Energy Operating Company, L.L.C., has a $250 million dollar revolving credit facility (the “Credit Facility”). The Credit Facility is guaranteed by the Partnership and substantially all of the Partnership’s subsidiaries and is collateralized by substantially all of the Partnership’s assets and those of its subsidiaries. The borrowings under the Credit Facility bear interest at a variable interest rate, plus basis points. The basis points vary based on the ratio of the Partnership’s consolidated debt to consolidated EBITDA, as defined in the Fifth Amendment to the Credit Facility. For the six months ended June 30, 2007, the weighted average interest rate on the Credit Facility was 7.58%.

Under the provisions of the Credit Facility, the Partnership is subject to a number of restrictions and covenants as defined in the fifth amendment to the Credit Facility. These covenants are used to calculate the available borrowing capacity on a quarterly basis, at June 30, 2007, available borrowings under the Credit Facility were $216.4 million.

Senior Notes

At June 30, 2007, the Partnership and its wholly owned subsidiary, MarkWest Energy Finance Corporation, had two series of senior notes outstanding: $225.0 million at a fixed rate of 6.875% due in November 2014 (the “2014 Notes”) and $272.0 million, net of unamortized discount of $3.0 million, at a fixed rate of 8.5% due in July 2016 (the “2016 Notes”), together (the “Senior Notes”). The estimated fair value of the Senior Notes was approximately $485.9 million and $499.8 million at June 30, 2007 and December 31, 2006, respectively, based on quoted market prices.

The Partnership has no independent assets or operations, other than investments in subsidiaries and issuances of debt. Each of the Partnership’s existing subsidiaries, other than MarkWest Energy Finance Corporation, has guaranteed the Senior Notes jointly and severally and fully and unconditionally. The notes are senior unsecured obligations equal in right of payment with all of the Partnership’s existing and future senior debt. These notes are senior in right of payment to all of the Partnership’s future subordinated debt but effectively junior in right of payment to its secured debt to the extent of the assets securing the debt, including the Partnership’s obligations in respect of its Credit Facility.

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

8.                 Derivative Financial Instruments

Commodity Instruments

The Company’s primary risk management objective is to manage volatility in its cash flows. The Company has a committee comprised of the senior management team that oversees all of the risk management activity and continually monitors the Company’s risk management program and expects to continue to adjust its financial positions as conditions warrant. The Company uses mark-to-market accounting for its non-trading commodity derivative instruments, accordingly, the volatility in any given period related to unrealized gains or losses can be significant to the overall financial results of the Company; however, management ultimately expects those gains and losses to be offset when they become realized. The Company does not have any trading derivative financial instruments.

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

Because of the strong correlation between NGL prices and crude oil prices and limited liquidity in the NGL financial market, the Company uses crude oil derivative instruments to manage NGL price risk. As a result of these transactions, the Company has mitigated its expected commodity price risk with agreements expiring at various times through the third quarter of 2010. The margins the Company earns from condensate sales are directly correlated with crude oil prices.

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

The Company may enter into physical and/or financial positions to manage its risks related to commodity price exposure for its Standalone segment. Due to the timing of purchases and sales, direct exposure to price volatility may result because there is no longer an offsetting purchase or sale that remains exposed to market pricing. Through marketing and derivative activities, direct price exposure may occur naturally or the Company may choose direct exposure when it is favorable as compared to the frac spread risk.

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

Fair value is based on available market information for the particular derivative instrument, and incorporates the commodity, period, volume and pricing. Where published market values are not readily available, the Company uses a third party service. Due to the use of mark-to market accounting, the fair value of our commodity derivative instruments is equal to the carrying value. The impact of the Company’s commodity derivative instruments on consolidated financial position are summarized below (in thousands):

	June 30, 2007	December 31, 2006
Fair value of derivative instruments:
Current asset	$3,523	$9,938
Noncurrent asset	4,496	2,794
Current liability	(18,624)	(7,476)
Noncurrent liability	(22,213)	(1,460)

Risk management deposits:
Current asset	702	1,009
Noncurrent asset	717	717

At June 30, 2007, and December 31, 2006, the Partnership recorded premium payments relating to certain put option contracts as risk management deposits. The premiums allowed the Partnership to secure specific pricing on those contracts. The payment is recorded as an asset and will be amortized through revenue as the puts expire or are exercised. The current and non-current risk management deposits have been recorded as “Other assets” and “Other long-term assets”, respectively, in the accompanying Condensed Consolidated Balance Sheets.

The Company accounts for the impact of its commodity derivative instruments as either a component of revenue or purchased product costs. Sales are recognized as a component of revenue and purchases as a component of purchased product costs. The Company also has a contract which creates a floor on the frac spread which can be realized on a specific volume purchased. Gains and losses from this contract are recorded as a component of purchased product costs. The Partnership accounts for the impact of its commodity derivative instruments as a component of revenue. The Partnership also has a contract allowing it to fix a component of the price of electricity at one of its plant locations. Unrealized gains (losses) from the contract are recognized as a component of facility expenses. The consolidated impact of the Company’s commodity derivative instruments on revenues are summarized below (in thousands):

	Three months ended June 30,		Six months ended June 30.
	2007	2006	2007	2006
Revenue:
Realized gain (loss)	$(574)	$(476)	$4,687	$63
Unrealized loss	(13,339)	(12,581)	(32,509)	(14,379)
Derivative loss	$(13,913)	$(13,057)	$(27,822)	$(14,316)

The consolidated impact of the Company’s commodity derivative instruments on purchased product costs and facility expenses are summarized below (in thousands):

	Three months ended June 30,		Six months ended June 30.
	2007	2006	2007	2006
Purchased product costs:
Realized loss	$(799)	$—	$(1,201)	$—
Unrealized loss	(5,538)	—	(3,509)	—
Facility expenses:
Unrealized loss	$(1,029)	$—	$(596)	$—

9.                 Income Taxes

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

The Company bases the effective corporate tax rate for interim periods on the estimated annual effective corporate tax rate. Income tax benefit totaled $2.9 million and $2.4 million for the three and six months ended June 30, 2007, respectively, resulting in an effective tax rate of 28.3%. Income tax expense totaled less than $0.1 million and $0.5 million for the comparable periods in 2006, resulting in an effective tax rate of 39.9%. The 2007 estimated annual effective income tax rate varies from the statutory rate mostly due to a change in the valuation allowance in the state net operating losses (“NOL”) related to the state NOL utilization.

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

The tax years 2002 through 2006 remain open to examination by the major taxing jurisdictions to which the Company is subject.

10.          Stock and Incentive Compensation Plans

Total compensation cost for share-based pay arrangements was as follows (in thousands):

	Three months ended June 30,		Six months ended June 30.
	2007	2006	2007	2006
MarkWest Hydrocarbon
Stock options	$—	$13	$—	$35
Restricted stock	175	77	373	176
General partner interests under Participation Plan	6,182	2,464	13,773	3,973
Subordinated units under Participation Plan	—	(16)	—	(29)
MarkWest Energy Partners
Restricted units	220	113	1,179	571
Total compensation cost	$6,577	$2,651	$15,325	$4,726

Compensation expense has been recorded as “Selling, general and administrative expense” in the accompanying Condensed Consolidated Statements of Operations.

The following summarizes the total compensation cost as of June 30, 2007, related to non-vested awards not yet recognized. The actual compensation cost recognized might differ for the restricted units, as they qualify as liability awards, which are affected by changes in the fair value.

	Amount	Weighted- average Remaining Vesting Period
	(in thousands)	(years)
Restricted stock	$1,086	2.1
Restricted units	2,500	1.9
Total	$3,586

   Stock Options

The following summarizes the impact of the Company’s stock option plans (in thousands of shares):

	Three months ended June 30,		Six months ended June 30.
	2007	2006	2007	2006
Options exercised, cashless	—	—	—	7
Shares issued, cashless	—	—	—	4
Options exercised, cash	13	23	14	30
Shares issued, cash	13	23	14	30

For the six months ended June 30, 2007 and 2006, the Company received $0.1 million and less than $0.1 million, respectively, for the exercise of stock options. The Company has not granted any stock options since 2004. The fair value of each option granted in 2004 was estimated using the Black-Scholes option-pricing model. The following assumptions were used to compute the weighted average fair value of options granted:

2004
Expected life of options	6 years
Risk free interest rate	3.62%
Estimated volatility	32%
Dividend yield	4.7%

As of June 30, 2007 the Company had not granted any stock options and there were no forfeitures or cancellations of exercisable options. A summary of the status of the Company’s stock options is presented below:

	Number of Shares	Weighted- average Exercise Price	Weighted- average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding and Exercisable at December 31, 2006	65,635	$7.48
Exercised	(13,362)	8.59
Outstanding and Exercisable at June 30, 2007	52,273	7.19	4.6	$2,625,943

	Three months ended June 30,		Six months ended June 30.
	2007	2006	2007	2006
Total fair value of options vested during the period	$—	$44,834	$—	$67,186
Total intrinsic value of options exercised during the period	687,105	346,744	722,530	559,371

   Restricted Stock

The following summarizes the impact of the Company’s restricted stock activity:

	Number of Shares	Weighted-average Grant-date Fair Value
Unvested at December 31, 2006	41,694	$26.89
Granted	17,161	47.89
Vested	(7,197)	20.51
Forfeited	(4,841)	30.36
Unvested at June 30, 2007	46,817	35.21

	Six months ended June 30.
	2007	2006
Weighted-average grant-date fair value of restricted stock granted during the period	$821,840	$375,500
Total fair value of restricted stock vested during the period and total intrinsic value of restricted stock settled during the period	147,605	44,526

During the quarters ended June 30, 2007 and 2006, the Company received no proceeds for issuing restricted stock, and there were no cash settlements during the same periods.

   MarkWest Energy Partners, L.P. Long-Term Incentive Plan

The following is a summary of restricted unit activity issued under the Partnership’s Long-Term Incentive Plan:

	Number of Units	Weighted-average Grant-date Fair Value
Non-vested at December 31, 2006	125,200	$24.14
Granted	47,216	31.47
Vested	(40,376)	23.52
Forfeited	(12,354)	25.48
Non-vested at June 30, 2007	119,686	27.11

	Six months ended June 30.
	2007	2006
Weighted-average grant-date fair value of restricted units granted during the quarter	$1,486,074	$1,412,933
Total fair value of restricted units vested and total intrinsic value of restricted units settled during the quarter	1,261,750	447,841

During the quarters ended June 30, 2007 and 2006, the Partnership received no proceeds (other than the contributions by the general partner to maintain its 2% ownership interest) for issuing restricted units, and there were no cash settlements. Of the total number of restricted units that vested in the first quarter of 2007 and 2006, the Partnership did not redeem any restricted units for cash. For the six months June 30, 2007 and 2006, the Partnership issued 40,376 and 19,286 common units, respectively.

11.          Dividends Paid to Shareholders

Cash Dividends

On July 20, 2007, the Company’s Board of Directors declared a quarterly cash dividend of $0.36 per share, payable on August 21, 2007, to the stockholders of record as of the close of business on August 9, 2007. The ex-dividend date will be August 7, 2007.

On April 20, 2007, the Company’s Board of Directors declared a quarterly cash dividend of $0.32 per share, was paid on May 22, 2007, to the stockholders of record as of the close of business on May 10, 2007. The ex-dividend date was May 8, 2007.

On January 26, 2007, the Company’s Board of Directors declared a quarterly cash dividend of $0.30 per share, was paid on February 21, 2007, to the stockholders of record as of the close of business on February 9, 2007. The ex-dividend date was February 7, 2007.

12.          Earnings Per Share

Basic and diluted income (loss) per common share are computed in accordance with SFAS No. 128, Earnings per Share. Basic income (loss) per common share is computed by dividing net income (loss) attributable to common stockholders by the weighted average number of shares of common stock outstanding. For the three months ended June 30, 2007 and 2006, there is no difference between basic and diluted income (loss) per share since potential common shares from the exercises of stock options are anti-dilutive and are, therefore, excluded from the calculation of income (loss) per share.

The following are the number of shares used to compute the basic and diluted (loss) earnings per share (in thousands, except per share data):

	Three months ended June 30,		Six months ended June 30,
	2007	2006	2007	2006
Net (loss) income	$(7,272)	$(2,132)	$(6,315)	$700
Weighted average common shares outstanding during the period	11,996	11,936	11,991	11,921
Effect of dilutive instruments(1)	—	—	—	125
Weighted average common shares outstanding during the period including the effects of dilutive instruments(1)	11,996	11,936	11,991	12,046
Net (loss) income per share:
Basic	$(0.61)	$(0.18)	$(0.53)	$0.06
Diluted(1)	$(0.61)	$(0.18)	$(0.53)	$0.06

(1)          Due to the Company’s net loss for the three months ended June 30, 2007 and 2006, and six months ended June 30, 2007, 57,843, 114,452 and 57,665 shares, respectively, were excluded from the calculation of diluted shares because the common shares were anti-dilutive.

13.          Commitments and Contingencies

The Company is subject to a variety of risks and disputes, and is a party to various legal proceedings in the normal course of its business. The Company maintains insurance policies in amounts and with coverage and deductibles as it believes are reasonable and prudent. However, the Company cannot assure either that the insurance companies will promptly honor its policy obligations or that the coverage or levels of insurance will be adequate to protect it from all material expenses related to future claims for property loss or business interruption to the Company or the Partnership (collectively MarkWest); or for third-party claims of personal and property damage; or that the coverages or levels of insurance it currently has will be available in the future at economical prices. While it is not possible to predict the outcome of the legal actions with certainty, management is of the opinion that appropriate provision and accruals for potential losses associated with all legal actions have been made in the financial statements.

In June 2006, the Office of Pipeline Safety (OPS) issued a Notice of Probable Violation and Proposed Civil Penalty (NOPV) (CPF No. 2-2006-5001) to both MarkWest Hydrocarbon and Equitable Production Company. The NOPV is associated with the pipeline leak and an ensuing explosion and fire that occurred on November 8, 2004 in Ivel, Kentucky on the ALPS Pipeline, a natural gas liquids (NGL) pipeline owned by Equitable Production Company and leased and operated by the Partnership’s subsidiary, MarkWest Energy Appalachia, LLC. The NOPV sets forth six counts of violations of applicable regulations, and a proposed civil penalty in the aggregate amount of $1,070,000. An administrative hearing on the matter, previously set for the last week of March, 2007, was postponed to allow the administrative record to be produced and to allow OPS an opportunity to responds to a motion to dismiss one of the counts of violations, which involves $825,000 of the $1,070,000 proposed penalty. This count arises out of alleged activity in 1982 and 1987, which predates MarkWest’s leasing and operation of the pipeline. MarkWest believes it has viable defenses to the remaining counts and will vigorously defend all applicable assertions of violations at the hearing.

Related to the above referenced 2004 pipeline explosion and fire incident, the Company and the Partnership have filed an action captioned MarkWest Hydrocarbon, Inc., et al. v. Liberty Mutual Ins. Co., et al. (District Court, Arapahoe County, Colorado, Case No. 05CV3953 filed August 12, 2005), as removed to the U.S. District Court for the District of Colorado, (Civil Action No. 1:05-CV-1948, on October 7, 2005) against their All-Risks Property and Business Interruption insurance carriers as a result of the insurance companies’ refusal to honor their insurance coverage obligation to pay the Partnership for certain costs related to the pipeline incident. These costs include MarkWest’s internal expenses and costs incurred for damage to, and loss of use of the pipeline, equipment and products; the extra transportation costs incurred for transporting the liquids while the pipeline was out of service; reduced volumes of liquids that could be processed; and costs of complying with the OPS Corrective Action Order (hydrostatic testing, repair/replacement and other pipeline integrity assurance measures). Following initial discovery, MarkWest was granted leave of the Court to amend its complaint to add a bad faith claim and a claim for punitive damages. Neither the Company nor the Partnership have provided for a receivable for any of the claims in this action because of the uncertainty as to whether and how much they will ultimately recover under the policies. The costs associated with this claim  have been expensed as incurred and any potential recovery from the All-Risks Property and Business Interruption insurance carriers will be treated as “other income” if and when it is received. The Defendant insurance companies and MarkWest have each filed separate summary judgment motions in the action and these motions are pending with the Court. Discovery in the action is also continuing.

With regard to the Partnership’s Javelina facility, MarkWest Javelina is a party with numerous other defendants to several lawsuits brought by various plaintiffs who had residences or businesses located near the Corpus Christi industrial area, an area which included the Javelina gas processing plant, and several petroleum, petrochemical and metal processing and refining operations. These suits, Victor Huff v. ASARCO Incorporated, et al. (Cause No. 98-01057-F, 214th Judicial Dist. Ct., County of Nueces, Texas, original petition filed in March 3, 1998); Hipolito Gonzales et al. v. ASARCO Incorporated, et al., (Cause No. 98-1055-F, 214th Judicial Dist. Ct., County of Nueces, Texas, original petition filed in 1998); Jason and Dianne Gutierrez, individually and as representative of the estate of Sarina Galan Gutierrez (Cause No. 05-2470-A, 28TH Judicial District, severed May 18, 2005, from the Gonzales case cited above); and Esmerejilda G. Valasquez, et al. v. Occidental Chemical Corp., et al., Case No. A-060352-C, 128th Judicial District, Orange County, Texas, original petition filed July 10, 2006; as refiled from previously dismissed petition captioned Jesus Villarreal v. Koch Refining Co. et al., Cause No. 05-01977-F, 214th Judicial Dist. Ct., County of Nueces, Texas, originally filed April 27, 2005), set forth claims for wrongful death, personal injury or property damage, harm to business operations and nuisance type claims, allegedly incurred as a result of operations and emissions from the various industrial operations in the area or from products Defendants allegedly manufactured, processed, used, or distributed. The Gonzales action was settled in early 2006, pursuant to a mediation held December 9, 2005. The other actions have been and are being vigorously defended and, based on initial evaluation and consultations, it appears at this time that these actions should not have a material adverse impact on the Partnership.

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

14.          Segment Reporting

MarkWest Hydrocarbon’s operations are classified into two reportable segments:

1.                MarkWest Hydrocarbon Standalone—The Company sells its equity and third-party NGLs, purchases third-party natural gas and sells its equity and third-party natural gas. Between February 2004 and June 2006, when the agreement was terminated, the Company was engaged in the wholesale propane marketing business through a third party agency agreement. MarkWest Hydrocarbon Standalone operates MarkWest Energy Partners, a publicly traded limited partnership.

2.                MarkWest Energy Partners—The Partnership is engaged in the gathering, processing and transmission of natural gas; the transportation, fractionation and storage of natural gas liquids; and the gathering and transportation of crude oil.

The Company evaluates the performance of its segments and allocates resources to them based on operating income. The Company conducts its operations in the United States of America.

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

Selling, general and administrative expenses are allocated to the segments based on direct expenses incurred by the segments or allocated based on the percent of time that employees devote to the segment in accordance with the Partnership’s services agreement with the Company. The tables below present information about the net income for the reported segments for the three and six months ended June 30, 2007 and 2006.

Three months ended June 30, 2007 (in thousands):

	MarkWest Hydrocarbon Standalone	MarkWest Energy Partners	Consolidating Entries	Total
Revenue:
Revenue	$52,159	$144,026	$(19,292)	$176,893
Derivative loss	(6,550)	(7,363)	—	(13,913)
Total revenue	45,609	136,663	(19,292)	162,980
Purchased product costs	48,706	74,213	(13,412)	109,507
Facility expenses	4,206	20,303	(6,094)	18,415
Selling, general and administrative expenses	6,345	12,475	—	18,820
Depreciation	198	9,127	—	9,325
Amortization of intangible assets	—	4,168	—	4,168
Accretion of asset retirement and lease obligations	—	28	—	28
(Loss) income from operations	(13,846)	16,349	214	2,717
Other income (expense):
Earnings from unconsolidated affiliates	—	1,656	—	1,656
Interest income	645	479	—	1,124
Interest expense	(63)	(8,991)	—	(9,054)
Amortization of deferred financing costs (a component of interest expense)	(70)	(661)	—	(731)
Dividend income	136	81	—	217
Miscellaneous expense	(2)	(532)	—	(534)
(Loss) income before non-controlling interest in net income of consolidated subsidiary and income taxes	(13,200)	8,381	214	(4,605)
Non-controlling interest in net income of consolidated subsidiary	—	—	(5,562)	(5,562)
Interest in net income of consolidated subsidiary	2,800	—	(2,800)	—
(Loss) income before income taxes	(10,400)	8,381	(8,148)	(10,167)
Provision for income tax (expense) benefit	2,914	(106)	87	2,895
Net (loss) income	$(7,486)	$8,275	$(8,061)	$(7,272)

Three months ended June 30, 2006 (in thousands):

	MarkWest Hydrocarbon Standalone	MarkWest Energy Partners	Consolidating Entries	Total
Revenue:
Revenue	$62,189	$142,041	$(17,879)	$186,351
Derivative loss	(6,156)	(6,901)	—	(13,057)
Total revenue	56,033	135,140	(17,879)	173,294
Purchased product costs	52,205	76,244	(11,926)	116,523
Facility expenses	5,106	15,160	(5,953)	14,313
Selling, general and administrative expenses	4,073	8,988	—	13,061
Depreciation	394	7,384	—	7,778
Amortization of intangible assets	—	4,027	—	4,027
Accretion of asset retirement and lease obligations	—	26	—	26
(Loss) income from operations	(5,745)	23,311	—	17,566

Other income (expense):
Earnings from unconsolidated affiliates	—	1,228	—	1,228
Interest income	177	259	—	436
Interest expense	(84)	(10,714)	—	(10,798)
Amortization of deferred financing costs (a component of interest expense)	(33)	(826)	—	(859)
Dividend income	109	—	—	109
Miscellaneous income	2	1,515	—	1,517
(Loss) income before non-controlling interest in net income of consolidated subsidiary and income taxes	(5,574)	14,773	—	9,199
Non-controlling interest in net income of consolidated subsidiary	—	—	(11,273)	(11,273)
Interest in net income of consolidated subsidiary	3,364	—	(3,364)	—
(Loss) income before income taxes	(2,210)	14,773	(14,637)	(2,074)
Provision for income tax benefit (expense)	78	(679)	543	(58)
Net (loss) income	$(2,132)	$14,094	$(14,094)	$(2,132)

Six months ended June 30, 2007 (in thousands):

	MarkWest Hydrocarbon Standalone	MarkWest Energy Partners	Consolidating Entries	Total
Revenue:
Revenue	$125,085	$265,572	$(38,367)	$352,290
Derivative loss	(13,530)	(14,292)	—	(27,822)
Total revenue	111,555	251,280	(38,367)	324,468
Purchased product costs	101,520	138,218	(26,024)	213,714
Facility expenses	9,775	33,259	(12,557)	30,477
Selling, general and administrative expenses	13,218	26,317	—	39,535
Depreciation	586	16,913	—	17,499
Amortization of intangible assets	—	8,336	—	8,336
Accretion of asset retirement and lease obligations	—	55	—	55
(Loss) income from operations	(13,544)	28,182	214	14,852
Other income (expense):
Earnings from unconsolidated affiliates	—	3,423	—	3,423
Interest income	1,121	2,399	—	3,520
Interest expense	(122)	(18,346)	—	(18,468)
Amortization of deferred financing costs (a component of interest expense)	(129)	(1,322)	—	(1,451)
Dividend income	258	81	—	339
Miscellaneous expense	(145)	(1,261)	—	(1,406)
(Loss) income before non-controlling interest in net income of consolidated subsidiary and income taxes	(12,561)	13,156	214	809
Non-controlling interest in net income of consolidated subsidiary	—	—	(9,522)	(9,522)
Interest in net income of consolidated subsidiary	3,612	—	(3,612)	—
(Loss) income before income taxes	(8,949)	13,156	(12,920)	(8,713)
Provision for income tax benefit (expense)	2,420	(125)	103	2,398
Net (loss) income	$(6,529)	$13,031	$(12,817)	$(6,315)

Six months ended June 30, 2006 (in thousands):

	MarkWest Hydrocarbon Standalone	MarkWest Energy Partners	Consolidating Entries	Total
Revenue:
Revenue	$164,281	$298,783	$(35,594)	$427,470
Derivative loss	(7,655)	(6,661)	—	(14,316)
Total revenue	156,626	292,122	(35,594)	413,154
Purchased product costs	144,527	177,205	(23,581)	298,151
Facility expenses	10,579	29,229	(12,013)	27,795
Selling, general and administrative expenses	7,111	17,326	—	24,437
Depreciation	599	14,557	—	15,156
Amortization of intangible assets	—	8,043	—	8,043
Accretion of asset retirement and lease obligations	—	51	—	51
(Loss) income from operations	(6,190)	45,711	—	39,521
Other income (expense):
Earnings from unconsolidated affiliates	—	2,173	—	2,173
Interest income	363	479	—	842
Interest expense	(152)	(21,690)	—	(21,842)
Amortization of deferred financing costs (a component of interest expense)	(50)	(1,634)	—	(1,684)
Dividend income	215	—	—	215
Miscellaneous income	152	3,607	—	3,759
(Loss) income before non-controlling interest in net income of consolidated subsidiary and income taxes	(5,662)	28,646	—	22,984
Non-controlling interest in net income of consolidated subsidiary	—	—	(21,817)	(21,817)
Interest in net income of consolidated subsidiary	6,693	—	(6,693)	—
(Loss) income before income taxes	1,031	28,646	(28,510)	1,167
Provision for income tax expense	(331)	(679)	543	(467)
Net income	$700	$27,967	$(27,967)	$700

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

•       the availability of NGLs for our transportation, fractionation and storage services;

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

•       the impact of the departure of any key personnel or executive officers;

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

MarkWest Hydrocarbon’s assets consist primarily of partnership interests in the Partnership and certain processing agreements in Appalachia. As of June 30, 2007, the Company owned a 15% interest in the Partnership, consisting of the following:

•       3,738,992 common units and 1,200,000 subordinated units, representing a 13% limited partner interest in the Partnership; and

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

The following reconciles this non-GAAP financial measure to the most comparable GAAP financial measure for the three and six months ended June 30, 2007 and 2006 (in thousands):

	Three months ended June 30,		Six months ended June 30.
	2007	2006	2007	2006
Revenue	$162,980	$173,294	$324,468	$413,154
Purchased product costs	109,507	116,523	213,714	298,151
Net operating margin	53,473	56,771	110,754	115,003
Facility expenses	18,415	14,313	30,477	27,795
Selling, general and administrative expenses	18,820	13,061	39,535	24,437
Depreciation	9,325	7,778	17,499	15,156
Amortization of intangible assets	4,168	4,027	8,336	8,043
Accretion of asset retirement obligations	28	26	55	51
Income from operations	$2,717	$17,566	$14,852	$39,521

Our Business

   MarkWest Hydrocarbon Standalone

Our marketing group markets NGL production in Appalachia. In the second quarter of 2007, we sold approximately 28.2 million gallons of NGLs extracted at the Partnership’s Siloam facility. This includes approximately 10.6 million gallons sold on behalf of the Partnership at no mark-up in the standalone segment. We ship NGL products from Siloam by truck, rail and barge. Our marketing customers include propane retailers, refineries, petrochemical plants and NGL product resellers. Most marketing sales contracts have terms of one year or less, are made on best-efforts basis and are priced in reference to Mt. Belvieu index prices or plant posting prices. In addition to our NGL product sales, our marketing operations also purchase natural gas for delivery to the account of producers, pursuant to our keep-whole processing contracts.

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

As of June 30, 2007, the Partnership’s primary exposure to keep-whole contracts was limited to its Arapaho (Oklahoma) processing plant and its East Texas processing contracts. At the Arapaho plant inlet, the Btu content of the natural gas meets the downstream pipeline specification; however, the Partnership has the option of extracting NGLs when the processing margin environment is favorable. In addition, approximately 25% (as measured in volumes) of the related gas gathering contracts include additional fees to cover plant operating costs, fuel costs and shrinkage costs in a low-processing margin environment.

Approximately 13% of the gas processed in East Texas for producers was processed under keep-whole terms. The Partnership’s keep-whole exposure in this area was offset to a great extent because the East Texas agreements provide for the retention of natural gas as a part of the gathering and compression arrangements with all producers on the system. This excess gas helps offset the amount of replacement natural gas purchases required to keep its producers whole on an MMBtu basis, thereby creating a partial natural hedge. The net result is a significant reduction in volatility for these changes in natural gas prices. The remaining volatility for these contracts results from changes in NGL prices. The Partnership has an active commodity risk management program in place to reduce the impacts of changing NGL prices.

For the six months ended June 30, 2007, we calculated the following approximate percentages of the Partnership’s revenue and net operating margin from the following types of contracts:

	Fee-Based	Percent-of-Proceeds(1)	Percent-of-Index(2)	Keep-Whole(3)
Revenue	20%	26%	35%	19%
Net operating margin	38%	35%	12%	15%

(1)             Includes other types of arrangements tied to NGL prices.

(2)             Includes settlement margin, condensate sales and other types of arrangements tied to natural gas prices.

(3)             Includes settlement margin, condensate sales and other types of arrangements tied to both NGL and natural gas prices.

The Partnership’s short natural gas positions under keep-whole contracts are largely offset by its long positions in other operating areas. As a result, the net exposure to natural gas is not significant. While the percentages in the table above accurately reflect the percentages by contract type, the Partnership manages its business by taking into account the offset described above, required levels of operational flexibility and the fact that its hedge plan is implemented on this basis. When considered on this basis, the calculated percentages for the net operating margin in the table above for percent-of-proceeds, percent-of-index and keep-whole contracts change to 60%, 0% and 2%, respectively.

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

As a result of the contracts mentioned above, the Company is one of the Partnership’s largest customers. For the six months ended June 30, 2007, we accounted for 14% of the Partnership’s revenues and 11% of its net operating margin, respectively, compared to 12% of revenues and 13% of net operating margin for the six months ending June 30, 2006.

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

Distributions by the Partnership have increased from $0.25 per unit for the quarter ended September 30, 2002 (its first full quarter of operation after its initial public offering), to $0.53 per unit for the quarter ended June 30, 2007. As a result, our distributions from the Partnership pursuant to our ownership of common and subordinated units have increased from $1.2 million for the quarter ended September 30, 2002 to $2.6 million for the quarter ended June 30, 2007; our distributions pursuant to our 2% general partner interest have increased from less than $0.1 million to approximately $0.5 million; and our distributions pursuant to our incentive distribution rights have increased from zero to $5.7 million. In total, our total distributions from our investment in the Partnership have increased from $1.3 million for the quarter ended September 30, 2002 to $8.8 million for the quarter ended June 30, 2007. As a result, we have increased our dividend from $0.02 per share for the quarter ended March 31, 2004 (our first dividend payout) to $0.36 per share for the quarter ended June 30, 2007.

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

Since the Partnership’s initial public offering, it has completed nine acquisitions for an aggregate purchase price of approximately $810 million. The following table contains information regarding each of these acquisitions (consideration in millions):

Name	Assets	Location	Consideration	Closing Date
Santa Fe	Grimes gathering system	Oklahoma	$15.0	December 29, 2006
Javelina(1)	Gas processing and fractionation facility	Corpus Christi, Texas	398.8	November 1, 2005
Starfish(2)	Natural gas pipeline, gathering system and dehydration facility	Gulf of Mexico/Southern Louisiana	41.7	March 31, 2005
East Texas	Gathering system and gas processing assets	East Texas	240.7	July 30, 2004
Hobbs	Natural gas pipeline	New Mexico	2.3	April 1, 2004
Michigan Crude Pipeline	Common carrier crude oil pipeline	Michigan	21.3	December 18, 2003
Western Oklahoma	Gathering system	Western Oklahoma	38.0	December 1, 2003
Lubbock Pipeline	Natural gas pipeline	West Texas	12.2	September 2, 2003
Pinnacle	Natural gas pipelines and gathering systems	East Texas	39.9	March 28, 2003

(1)          Consideration includes $35.5 million in cash.

(2)          Represents a 50% non-controlling interest.

Results of Operations

   MarkWest Hydrocarbon Standalone Results

For the three months ended June 30, 2007, MarkWest Hydrocarbon Standalone reported an operating loss of $13.8 million, compared to an operating loss of $5.7 million for the comparable quarter of 2006. MarkWest Hydrocarbon Standalone also reported a net loss of $7.5 million for the three months ended June 30, 2007, compared to a net loss of $2.1 million for the comparable quarter of 2006.

For the six months ended June 30, 2007, MarkWest Hydrocarbon Standalone reported an operating loss of $13.5 million, compared to an operating loss of $6.2 million for the comparable period of 2006. MarkWest Hydrocarbon Standalone also reported a net loss of $6.5 million for the six months ended June, 2007, compared to a net income of $0.7 million for the comparable quarter of 2006.

Cash Dividends

We declared a dividend of $0.36 per share on July 20, 2007 for the quarter ended June 30, 2007. The dividend declared is an increase of $0.04, or 13%, per share over the 2007 first quarter dividend and an increase of $0.12, or 50%, per share over the comparable period in 2006.

We declared a dividend of $0.32 per share on April 20, 2007 for the quarter ended March 31, 2007. The dividend declared was an increase of $0.02, or 7%, per share over the 2006 fourth quarter dividend and an increase of $0.16, or 101%, per share over the comparable period in 2006.

   MarkWest Energy Partners Results

For the three months ended June 30, 2007, the Partnership reported operating income of $16.3 million compared to $23.3 million for the corresponding quarter of 2006, a decrease of $7.0 million, or 30%. The Partnership also reported net income of $8.3 million in the second quarter of 2007, compared to $14.1 million in 2006.

For the six months ended June 30, 2007, the Partnership reported operating income of $28.2 million compared to $45.7 million for the corresponding quarter of 2006, a decrease of $17.5 million, or 38%. The Partnership also reported net income of $13.0 million in for the six month period in 2007, compared to $28.0 million in 2006.

Operating Data

	Three months ended June 30,		%	Six months ended June 30,		%
	2007	2006	Change	2007	2006	Change
MarkWest Hydrocarbon Standalone:
Marketing
Hydrocarbon frac spread sales (gallons)	17,605,000	19,027,000	(7.5)%	68,681,000	58,511,000	17.4%
Maytown sales (gallons)	10,639,000	10,468,000	1.6%	22,047,000	20,951,000	5.2%
Total NGL product sales (gallons)(1)	28,244,000	29,495,000	(4.2)%	90,728,000	79,462,000	14.2%
Wholesale
NGL product sales (gallons)(2)	N/A	7,867,000	N/A	N/A	35,063,000	N/A
MarkWest Energy Partners:
East Texas:
Gathering systems throughput (Mcf/d)	407,000	375,000	8.5%	404,000	360,000	12.2%
NGL product sales (gallons)	44,486,000	40,461,000	9.9%	86,274,000	75,897,000	13.7%
Oklahoma :
Foss Lake gathering system throughput (Mcf/d)	103,700	84,500	22.7%	99,400	86,100	15.4%
Woodford gathering system throughput (Mcf/d)(3)	102,800	N/A	N/A	76,900	N/A	N/A
Grimes gathering system throughput (Mcf/d)(4)	11,200	N/A	N/A	11,900	N/A	N/A
Arapaho NGL product sales (gallons)	22,233,000	19,615,000	13.3%	42,758,000	38,032,000	12.4%
Other Southwest:
Appleby gathering system throughput (Mcf/d)	58,000	33,600	72.6%	53,400	33,600	58.9%
Other gathering systems throughput (Mcf/d)	9,600	21,900	(56.2)%	13,000	20,500	(36.6)%
Lateral throughput volumes (Mcf/d)	68,100	93,600	(27.2)%	59,200	71,500	(17.2)%
Appalachia:
Natural gas processed (Mcf/d)	196,000	197,000	(0.5)%	199,000	201,000	(1.0)%
NGLs fractionated (Gal/d)	442,000	450,000	(1.8)%	455,000	450,000	1.1%
NGL product sales (gallons)	10,639,000	10,468,000	1.6%	22,047,000	20,951,000	5.2%
Michigan:
Natural gas throughput (Mcf/d)	6,100	5,800	5.2%	6,100	5,200	17.3%
NGL product sales (gallons)	1,065,000	1,394,000	(23.6)%	2,190,000	2,843,000	(23.0)%
Crude oil transported (Bbl/d)	14,200	14,900	(4.7)%	14,200	14,600	(2.6)%
Gulf Coast:
Refinery off-gas processed (Mcf/d)	102,000	130,000	(21.5)%	115,000	125,000	(8.0)%
Liquids fractionated (Bbl/d)	24,100	26,900	(10.4)%	24,500	25,900	(5.4)%

(1)             Represents sales at the Siloam fractionator.

(2)             Represents sales from our wholesale business. In December 2006, the Company terminated its wholesale agreement.

(3)             The Partnership began constructing the Woodford gathering system in December 2006.

(4)             The Partnership acquired the Grimes gathering system in December 2006.

Segment Reporting

Three months ended June 30, 2007, compared to the three months ended June 30, 2006

	MarkWest Hydrocarbon Standalone	MarkWest Energy Partners	Consolidating Entries	Total
Three months ended June 30, 2007:
Revenue:
Revenue	$52,159	$144,026	$(19,292)	$176,893
Derivative loss	(6,550)	(7,363)	—	(13,913)
Total revenue	45,609	136,663	(19,292)	162,980
Purchased product costs	48,706	74,213	(13,412)	109,507
Net operating margin	(3,097)	62,450	(5,880)	53,473
Operating expenses:
Facility expenses	4,206	20,303	(6,094)	18,415
Selling, general and administrative expenses	6,345	12,475	—	18,820
Depreciation	198	9,127	—	9,325
Amortization of intangible assets	—	4,168	—	4,168
Accretion of asset retirement and lease obligations	—	28	—	28
(Loss) income from operations	(13,846)	16,349	214	2,717
Other income (expense):
Earnings from unconsolidated affiliates	—	1,656	—	1,656
Interest income	645	479	—	1,124
Interest expense	(63)	(8,991)	—	(9,054)
Amortization of deferred financing costs (a component of interest expense)	(70)	(661)	—	(731)
Dividend income	136	81	—	217
Miscellaneous expense	(2)	(532)	—	(534)
(Loss) income before non-controlling interest in net income of consolidated subsidiary and income taxes	(13,200)	8,381	214	(4,605)
Non-controlling interest in net income of consolidated subsidiary	—	—	(5,562)	(5,562)
Interest in net income of consolidated subsidiary	2,800	—	(2,800)	—
(Loss) income before income taxes	(10,400)	8,381	(8,148)	(10,167)
Provision for income tax benefit (expense)	2,914	(106)	87	2,895
Net (loss) income	$(7,486)	$8,275	$(8,061)	$(7,272)

	MarkWest Hydrocarbon Standalone	MarkWest Energy Partners	Consolidating Entries	Total
Three months ended June 30, 2006:
Revenue:
Revenue	$62,189	$142,041	$(17,879)	$186,351
Derivative loss	(6,156)	(6,901)	—	(13,057)
Total revenue	56,033	135,140	(17,879)	173,294
Purchased product costs	52,205	76,244	(11,926)	116,523
Net operating margin	3,828	58,896	(5,953)	56,771
Operating expenses:
Facility expenses	5,106	15,160	(5,953)	14,313
Selling, general and administrative expenses	4,073	8,988	—	13,061
Depreciation	394	7,384	—	7,778
Amortization of intangible assets	—	4,027	—	4,027
Accretion of asset retirement and lease obligations	—	26	—	26
(Loss) income from operations	(5,745)	23,311	—	17,566
Other income (expense):
Earnings from unconsolidated affiliates	—	1,228	—	1,228
Interest income	177	259	—	436
Interest expense	(84)	(10,714)	—	(10,798)
Amortization of deferred financing costs (a component of interest expense)	(33)	(826)	—	(859)
Dividend income	109	—	—	109
Miscellaneous income	2	1,515	—	1,517
(Loss) income before non-controlling interest in net income of consolidated subsidiary and income taxes	(5,574)	14,773	—	9,199
Non-controlling interest in net income of consolidated subsidiary	—	—	(11,273)	(11,273)
Interest in net income of consolidated subsidiary	3,364	—	(3,364)	—
(Loss) income before income taxes	(2,210)	14,773	(14,637)	(2,074)
Provision for income tax benefit (expense)	78	(679)	543	(58)
Net (loss) income	$(2,132)	$14,094	$(14,094)	$(2,132)

   MarkWest Hydrocarbon Standalone

Revenue.   Revenue decreased $10.0 million, or 16%, for the three months ended June 30, 2007, compared to the corresponding period in 2006. The expiration of a wholesale marketing arrangement contributed $8.5 million to the decrease in revenues. In addition, we realized a $3.4 million decrease in our gas marketing revenues primarily due to lower volumes of 7,500 MMBtu/d, which were partially offset by an increase in price of $0.88 per MMBtu in 2007. These decreases were partially offset by an increase in our frac spread NGL revenues of $2.9 million resulting from increased prices of $0.19 per gallon, offset slightly by a decrease in 2007 volumes of 15,000 Gal/d.

Derivative (Loss) Gain.   Losses from derivative instruments increased $0.4 million during the three months ended June 30, 2007 compared to the corresponding period in 2006. The mark-to-market adjustments resulted in a $0.2 million decrease in unrealized losses, which are non-cash items, and a $0.6 million increase in realized losses, when comparing the second quarter of 2007 to 2006 results.

Purchased Product Costs.   Purchased product costs decreased $3.5 million, or 7%, for the three months ended June 30, 2007, compared to the corresponding period in 2006. The change was due to an $8.4 million decrease in purchased product costs in our wholesale business that is attributable to the expiration of a marketing arrangement and a $4.1 million decrease that resulted from price and volume decreases in our natural gas marketing business. These decreases were partially offset by an increase in our frac spread purchase product costs of $2.6 million, resulting primarily from decreased prices. Losses from derivative instruments increased $4.6 million. The increased loss was made up of an additional $3.8 million of unrealized loss and $0.8 million of realized loss. Finally, the value of a certain contract is marked-to-market based on an index price through purchased product costs, which resulted in an additional $1.7 million increase in unrealized losses.

Selling, General and Administrative Expenses.   Selling, general and administrative expenses increased by $2.3 million, or 56%, during the three months ended June 30, 2007, compared to the corresponding period in 2006. This increase was primarily due to a $2.2 million non-cash increase to the participation plan compensation expense as a result of the Partnership’s increased market value.

   MarkWest Energy Partners

Revenue.   Revenue decreased $2.0 million, or 1%, for the three months ended June 30, 2007, compared to the corresponding period of 2006. Oklahoma revenues increased $13.2 million primarily due to increased volumes from its Woodford gathering system, which began operation in December 2006. Oklahoma increases were offset by decreases in East Texas of $6.5 million to the decrease primarily because of a contractual change from a purchasing contract to a processing contract at its Carthage facility in the third quarter of 2006. Additionally, Other Southwest experienced a decline in revenue of $4.6 million primarily attributed to a change in the contract mix at its Appleby facility, from purchasing contracts to gathering contracts, which occurred in the third quarter of 2006.

Derivative (Loss) Gain.   Loss from derivative instruments increased $0.5 million, during the three months ended June 30, 2007, compared to the corresponding period in 2006. The mark-to-market adjustments of the Partnership’s derivative instruments resulted in a $1.0 million non-cash increase in unrealized losses, which were partially offset by an increase in realized gains of $0.5 million from settlements, when comparing 2007 to 2006 results.

Purchased product costs.   Purchased product costs decreased $2.0 million, or 3%, for the three months ended June 30, 2007, compared to the corresponding period of 2006. The decrease in purchased product costs is directly related to the change in contract types that drove a decrease in revenue for the quarter.

Facility Expenses.   Facility expenses increased $5.1 million, or 34%, during the three months ended June 30, 2007, compared to the corresponding period in 2006. The increase in the Oklahoma segment of $3.5 million was primarily due to the addition of the Woodford and Grimes gathering systems and included $0.8 million of weather related repairs. The Partnership’s Gulf Coast business unit facility expenses increased $1.1 million attributable to increases in wages and salaries, chemical costs and contract engineering for special projects.

Selling, General and Administrative Expenses.   Selling, general and administrative expenses increased $3.5 million, or 39%, during the three months ended June 30, 2007, relative to the comparable period in 2006. $2.3 million of the increase resulted from higher non-cash equity-based compensation expense. Of this amount, $2.2 million is attributable to the Participation Plan, with the balance attributable to restricted units. Participation Plan compensation expense is determined based on the formula-based increase in the value of the General Partner. The formula is based on the market price of the Partnership’s common units, the current quarterly per-unit distribution rate and the dollar amount of the quarterly distribution to the General Partner. An additional $1.8 million resulted from additional professional fees and consulting services. Finally, the Partnership experienced a one-time charge to terminate the old headquarters lease of $0.9 million in the second quarter of 2006.

Earnings from Unconsolidated Affiliates.   Earnings from unconsolidated affiliates is primarily related to the Partnership’s investment in Starfish, a joint venture with Enbridge Offshore Pipelines L.L.C. The Partnership accounts for its 50% interest using the equity method, and the financial results for Starfish are included as earnings from unconsolidated affiliates. During the three months ended June 30, 2007, earnings from unconsolidated affiliates increased $0.4 million, or 35%, relative to the comparable period in 2006. The increase was primarily due to systems operating at full capacity in 2007 compared to limited capacities in 2006 from hurricane damage and fewer hurricane-related expenses.

Interest Expense.   Interest expense decreased $1.7 million, or 16%, during the three months ended June 30, 2007, relative to the comparable period in 2006, primarily due to a reduction of interest expense for the capitalization of interest related to construction in progress of $1.1 million.

Miscellaneous (Expense) Income.   Miscellaneous expense increased $2.0 million, or 130%, during the three months ended June 301, 2007, relative to the comparable period in 2006. This increase was primarily due to $2.6 million of income from insurance recoveries in the second quarter of 2006, compared to zero in 2007. The increase was partially offset by a decrease in Starfish insurance premiums of $0.3 million in the second quarter of 2007 compared to the same period in 2006.

Six months ended June 30, 2007, compared to the six months ended June 30, 2006

	MarkWest Hydrocarbon Standalone	MarkWest Energy Partners	Consolidating Entries	Total
Six months ended June 30, 2007:
Revenue:
Revenue	$125,085	$265,572	$(38,367)	$352,290
Derivative loss	(13,530)	(14,292)	—	(27,822)
Total revenue	111,555	251,280	(38,367)	324,468
Purchased product costs	101,520	138,218	(26,024)	213,714
Net operating margin	10,035	113,062	(12,343)	110,754
Operating expenses:
Facility expenses	9,775	33,259	(12,557)	30,477
Selling, general and administrative expenses	13,218	26,317	—	39,535
Depreciation	586	16,913	—	17,499
Amortization of intangible assets	—	8,336	—	8,336
Accretion of asset retirement and lease obligations	—	55	—	55
(Loss) income from operations	(13,544)	28,182	214	14,852
Other income (expense):
Earnings from unconsolidated affiliates	—	3,423	—	3,423
Interest income	1,121	2,399	—	3,520
Interest expense	(122)	(18,346)	—	(18,468)
Amortization of deferred financing costs (a component of interest expense)	(129)	(1,322)	—	(1,451)
Dividend income	258	81	—	339
Miscellaneous expense	(145)	(1,261)	—	(1,406)
(Loss) income before non-controlling interest in net income of consolidated subsidiary and income taxes	(12,561)	13,156	214	809
Non-controlling interest in net income of consolidated subsidiary	—	—	(9,522)	(9,522)
Interest in net income of consolidated subsidiary	3,612	—	(3,612)	—
(Loss) income before income taxes	(8,949)	13,156	(12,920)	(8,713)
Provision for income tax benefit (expense)	2,420	(125)	103	2,398
Net (loss) income	$(6,529)	$13,031	$(12,817)	$(6,315)

	MarkWest Hydrocarbon Standalone	MarkWest Energy Partners	Consolidating Entries	Total
Six months ended June 30, 2006:
Revenue:
Revenue	$164,281	$298,783	$(35,594)	$427,470
Derivative loss	(7,655)	(6,661)	—	(14,316)
Total revenue	156,626	292,122	(35,594)	413,154
Purchased product costs	144,527	177,205	(23,581)	298,151
Net operating margin	12,099	114,917	(12,013)	115,003
Operating expenses:
Facility expenses	10,579	29,229	(12,013)	27,795
Selling, general and administrative expenses	7,111	17,326	—	24,437
Depreciation	599	14,557	—	15,156
Amortization of intangible assets	—	8,043	—	8,043
Accretion of asset retirement and lease obligations	—	51	—	51
(Loss) income from operations	(6,190)	45,711	—	39,521
Other income (expense):
Earnings from unconsolidated affiliates	—	2,173	—	2,173
Interest income	363	479	—	842
Interest expense	(152)	(21,690)	—	(21,842)
Amortization of deferred financing costs (a component of interest expense)	(50)	(1,634)	—	(1,684)
Dividend income	215	—	—	215
Miscellaneous income	152	3,607	—	3,759
(Loss) income before non-controlling interest in net income of consolidated subsidiary and income taxes	(5,662)	28,646	—	22,984
Non-controlling interest in net income of consolidated subsidiary	—	—	(21,817)	(21,817)
Interest in net income of consolidated subsidiary	6,693	—	(6,693)	—
Income before income taxes	1,031	28,646	(28,510)	1,167
Provision for income tax expense	(331)	(679)	543	(467)
Net income	$700	$27,967	$(27,967)	$700

   MarkWest Hydrocarbon Standalone

Revenue.   Revenue decreased $39.2 million, or 24%, for the six months ended June 30, 2007, compared to the corresponding period in 2006. We experienced a $35.7 million decrease in our wholesale business attributable to the expiration of a marketing arrangement, resulting in the dissolution of our wholesale business in the fourth quarter of 2006. A $14.3 million decrease in our gas marketing business was primarily due to lower volumes of 9,800 MMBtu/d, which were slightly offset by higher prices of $0.01 per MMBtu. Additionally, the revaluation of our long-term shrink obligation decreased revenue by $7.1 million in the six months ended June 30, 2007, compared to the same period in 2006. These decreases were partially offset by an increase in our frac spread NGL revenues of $18.2 million, primarily the result of increases in prices ($0.72 per gallon) and volumes (56,000 Gal/d).

Derivative (Loss) Gain.   Losses from derivative instruments increased $5.9 million during the six months ended June 30, 2007 compared to the corresponding period in 2006. This loss was primarily due to unrealized losses of $7.7 million resulting from mark-to-market adjustments, partially offset by a $1.9 million increase in realized gains from settlements, when comparing 2007 to 2006 results.

Purchased Product Costs.   Purchased product costs decreased $43.0 million, or 30%, for the six months ended June 30, 2007, compared to the corresponding period in 2006. The decrease was primarily due a $35.7 million decrease in purchased product costs in our wholesale business, attributable to the expiration of a marketing arrangement resulting in the dissolution of our wholesale business in the fourth quarter of 2006. Our natural gas marketing business reflected a decrease of $14.4 million, primarily due to a decrease in prices and volumes. Additionally, we recorded a decrease in our frac spread purchase product costs of $2.4 million, resulting primarily from decreased prices. Losses from derivative instruments increased $3.0 million. The increased loss was made up of an additional $1.8 million of unrealized loss and $1.2 million of realized loss. Finally, the value of a certain contract is marked-to-market based on an index price through purchased product costs, which resulted in an additional $1.7 million increase in unrealized losses.

Selling, General and Administrative Expenses.   Selling, general and administrative expenses increased by $6.1 million, or 86%, during the six months ended June 30, 2007, compared to the corresponding period in 2006. $4.9 million is attributable to the Participation Plan. Participation Plan compensation expense is determined based on the formula-based increase in the value of the General Partner. The formula is based on the market price of the Partnership’s common units, the current quarterly per-unit distribution rate and the dollar amount of the quarterly distribution to the General Partner. Additionally, we experienced an increase in professional and consulting service costs of $1.1 million.

   MarkWest Energy Partners

Revenue.   Revenue decreased $33.2 million, or 11%, for the six months ended June 30, 2007, compared to the corresponding period of 2006, mostly due to the conversion of contracts. East Texas contributed $16.9 million to the decrease primarily because of a contractual change from a purchasing contract to a processing contract at its Carthage facility in the third quarter of 2006, which left lower volumes available for resale. Additionally, Other Southwest experienced a decline in revenue of $14.7 million, primarily attributed to a change in the contract mix at its Appleby facility, from purchasing contracts to gathering contracts, which occurred in the third quarter of 2006.

Derivative (Loss) Gain.   Loss from derivative instruments increased $7.6 million during the six months ended June 30, 2007, compared to the corresponding period in 2006. The mark-to-market adjustments of the Partnership’s derivative instruments resulted in a $10.4 million increase in unrealized losses, which were partially offset by an increase in realized gains of $2.8 million from settlements, when comparing 2007 to 2006 results.

Purchased product costs.   Purchased product costs decreased $39.0 million, or 22%, for the six months ended June 30, 2007, compared to the corresponding period of 2006. The decrease in purchased product costs is directly related to the change in contract types that drove a decrease in revenue for the reporting period.

Facility Expenses.   Facility expenses increased $4.0 million, or 14%, during the six months ended June 30, 2007, compared to the corresponding period in 2006. The increase is primarily attributable to a $5.0 million increase from the Oklahoma segment related to the addition of the Woodford and Grimes gathering systems and a $0.7 million increase in the East Texas segment from increased compression and tax expenses. The increases were partially offset by a $2.4 million decrease in the Gulf Coast Business Unit, resulting from a utility refund of $3.6 million from a rate case concluded in the first quarter of 2007; the refund was partially offset by a $0.6 million increase related to increased payroll and contract engineering expenses.

Selling, General and Administrative Expenses.   Selling, general and administrative expenses increased $9.0 million, or 52%, during the six months ended June 30, 2007, relative to the comparable period in 2006. $6.5 million of the increase can be attributed to higher non-cash equity-based compensation expense. Of this amount, $5.9 million is attributable to the Participation Plan, with the balance to restricted units. Participation Plan compensation expense is determined based on the formula-based increase in the value of the General Partner. The formula is based on the market price of the Partnership’s common units, the current quarterly per-unit distribution rate and the dollar amount of the quarterly distribution to the General Partner. In addition, we incurred increased expense associated with labor and benefits of $1.1 million and increased professional fees and consulting services of $2.1 million. Finally, we experienced a one-time charge to terminate the old headquarters lease of $0.9 million reported in 2006.

Earnings from Unconsolidated Affiliates.   Earnings from unconsolidated affiliates are primarily related to the Partnership’s investment in Starfish, a joint venture with Enbridge Offshore Pipelines L.L.C. The Partnership accounts for its 50% interest using the equity method, and the financial results for Starfish are included as earnings from unconsolidated affiliates. During the six months ended June 30, 2007, the Partnership’s earnings from unconsolidated affiliates increased $1.3 million, or 58%, relative to the comparable period in 2006. The increase was primarily due to systems operating at full capacity in 2007 compared to limited capacities in 2006 resulting from hurricane damage and fewer hurricane related expenses.

Interest Income.   Interest income increased $1.9 million, during the six months ended June 30, 2007, relative to the comparable period in 2006, primarily due to the proceeds received from a rate case that concluded in the first quarter of 2007 in our Gulf Coast Business Unit.

Interest Expense.   Interest expense decreased $3.3 million, or 15%, during the six months ended June 30, 2007, relative to the comparable period in 2006, primarily due to a reduction of interest expense for the capitalization of interest related to construction in progress of $2.3 million.

Miscellaneous (Expense) Income.   Miscellaneous expense increased $4.8 million during the six months ended June 30, 2007, relative to the comparable period in 2006. This increase was primarily due to $4.4 million of income from insurance recoveries in 2006, compared to only $0.2 million in 2007, as well as an increase in Starfish insurance premiums of $0.6 million in 2007 compared to 2006.

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

On October 13, 2006, the Company completed the repurchase of a 0.5% interest in the general partner. This purchase resulted in an increase in our ownership level in the general partner to 89.7%. As of December 31, 2006, we still owned 89.7% of the general partner of MarkWest Energy Partners, excluding interests held by certain employees and directors but deemed owned by the Company through the Participation Plan. The general partner of MarkWest Energy Partners owns the 2% general partner interest and all of the incentive distribution rights. The incentive distribution rights entitle us to receive an increasing percentage of cash distributed by the Partnership as certain target distribution levels are reached. Specifically, they entitle us to receive 13% of all cash distributed in a quarter after each unit has received $0.275 for that quarter; 23% of all cash distributed after each unit has received $0.3125 for that quarter; and 48% of all cash distributed after each unit has received $0.375 for that quarter. For the six months ended June 30, 2007, we received $2.6 million in distributions from our limited units and $6.2 million from our general partner interest, of which $5.7 million represented payments on incentive distribution rights.

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

At June 30, 2007, we had no debt outstanding on the Company Credit Facility and $28.0 million available for borrowing.

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

Credit Facility

The Partnership’s wholly owned subsidiary MarkWest Energy Operating Company, L.L.C. has a $250 million dollar revolving credit facility (the “Credit Facility”). The Credit Facility is guaranteed by the Partnership and all of the Partnership’s subsidiaries and is collateralized by substantially all of the Partnership’s assets and those of its subsidiaries. The borrowings under the Credit Facility bear interest at a variable interest rate, plus basis points. The basis points vary based on the ratio of the Partnership’s consolidated debt to consolidated EBITDA, as defined in the Fifth Amendment to the Credit Facility. For the six months ended June 30, 2007 the weighted average interest rate on the Credit Facility was 7.58%.

Under the provisions of the Credit Facility, the Partnership is subject to a number of restrictions and covenants as defined in the Fifth Amendment to the Credit Facility. These covenants are used to calculate the available borrowing capacity on a quarterly basis, as of June 30, 2007, available borrowings under the Credit Facility was $216.4 million.

Senior Notes

At March 31, 2007, the Partnership and its wholly owned subsidiary, MarkWest Energy Finance Corporation, had two series of senior notes outstanding: $225.0 million at a fixed rate of 6.875% due in November 2014 (the “2014 Notes”) and $272.0 million, net of unamortized discount of $3.0 million, at a fixed rate of 8.5% due in July 2016 (the “2016 Notes”), together (the “Senior Notes”). The estimated fair value of the Senior Notes was approximately $485.9 million and $499.8 million at June 30, 2007 and December 31, 2006, respectively, based on quoted market prices.

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

On April 9, 2007, the Partnership completed a private placement of 4.1 million common units. The units were issued at a purchase price of $32.98 per unit. The sale of units resulted in net proceeds of $137.7 million, including the general partner’s contribution to maintain its 2% general partner interest of $2.8 million, after legal, accounting and other transaction expenses. The Partnership will use the net proceeds from the offering to fund capital expenditure requirements. The common units were registered on July 11, 2007, subsequent to the period covered by this report.

The Partnership’s ability to pay distributions to its unitholders and to fund planned capital expenditures and make acquisitions will depend upon its future operating performance. That, in turn, will be affected by prevailing economic conditions in the Partnership’s industry, as well as financial, business and other factors, some of which are beyond its control.

The Partnership has budgeted approximately $290 million for expenditures in 2007, which includes $6.0 million for maintenance capital. It plans to use from $180 million to $200 million of its expansion capital budget to fund the construction of the Woodford gathering system. As of June 30, 2007, the Partnership has $153 million remaining in its budget including $4.2 million for maintenance capital. Expansion capital includes expenditures made to expand or increase the efficiency of the existing operating capacity of Partnership assets, or facilitate an increase in volumes within its operations, whether through construction or acquisition. Maintenance capital includes expenditures to replace partially or fully depreciated assets in order to extend their useful lives.

Cash Flows

The following table summarizes cash inflows (outflows) for the six months ended June 30, 2007 and 2006 (in thousands):

	Six months ended June 30,
Cash Flows	2007	2006
Net cash flows provided by operating activities	$32,364	$86,594
Net cash flows used in investing activities	(140,727)	(47,640)
Net cash flows provided by (used in) financing activities	99,428	(33,650)

Net cash provided by operating activities decreased $54.3 million during the six months ended June 30, 2007, compared to the corresponding period in 2006. The change resulted from a decrease in operating cash flows provided by working capital of $45.9 plus $15.8 million of purchase of marketable securities. The reductions of operating cash flows were partially offset by distributions of $6.2 million in from the Partnership’s equity investment in Starfish and a $5.5 million refund from a Partnership rate case concluded in the first quarter of 2007. The change in working capital was primarily a result of variances in the timing of accounts receivable collections and payments on accounts payable.

Net cash used in investing activities increased by $93.0 million during the six months ended June 30, 2007, compared to the same period in 2006. The increase was due to capital expenditures primarily from the development of the Partnership’s Woodford gathering system, where it invested approximately $90.3 million of expansion capital.

Net cash provided by financing activities increased $133.1 million during the during six months ended June 30, 2007, compared to the same period in 2006, primarily due to proceeds received from MarkWest Energy’s private placement of $135.0 million. The increase was offset by distributions to the Partnership’s unitholders increasing to $29.8 million in the first half of 2007 from $17.6 million in the first half of 2006; and dividends to shareholders increased to $7.4 million during the six months ended June 30, 2007 compared to $3.4 million in the comparable period in 2006.

Matters Impacting Future Results

During August and September 2005, Hurricanes Katrina and Rita caused severe and widespread damage to oil and gas assets in the Gulf of Mexico and Gulf Coast regions. Operations of our unconsolidated affiliate, Starfish Pipeline Company were nominally impacted by Hurricane Katrina but were significantly impacted by Hurricane Rita. We are continuing to submit insurance claims on an on-going basis relating to both business interruption and property damage. As of June 30, 2007 we have recorded a receivable of $12.4 million for insurance recoveries with respect to our property loss and business interruption claims, and we anticipate additional recoveries for expenses and losses incurred as repairs proceed.

The loss to both offshore and onshore assets resulting from Hurricanes Katrina and Rita produced substantial insurance claims within the oil and gas industry. Along with other industry participants, the Partnership has seen its insurance costs increase substantially within this region as a result of these developments. The Partnership has mitigated a portion of the cost increase by reducing its coverage and adding a broader self-insurance element to its overall coverage.

The Partnership’s affiliate, MarkWest Energy Appalachia, L.L.C. (“MEA”) operates the Appalachia Liquids Pipeline System (“ALPS”) to transport NGLs from its Maytown gas processing plant to its Siloam fractionator. A segment of the ALPS pipeline, which runs from the Maytown plant to the Ranger Junction, West Virginia, is owned by Equitable Production Company, but is leased and operated by MEA. As part of its ongoing operation of the ALPS pipeline, MEA implemented an in-line inspection program on this leased segment of the ALPS pipeline. Data from its in-line inspection indicated areas of external corrosion and other defects in a four-mile section of pipeline, and as a result MEA idled the Maytown to Ranger segment. The in-line inspection data coupled with other information MEA has gathered is being reviewed and MEA is working with Equitable to determine what the most appropriate corrective action may be. Possible corrective action may include refitting the existing pipe or shutting in the ALPS pipeline and building a new pipeline. If the partnership had determined it would shut in the ALPS pipeline as of June 30, 2007, it would have recognized a $6.0 million impairment to write-off the net book value of the leasehold improvements. In the interim, MEA is trucking the NGLs produced from the Maytown plant to the Siloam fractionation facility while MEA is maintaining this segment of the ALPS pipeline in idle status. As a result, operations have not been interrupted. The additional transportation costs associated with the trucking are not expected to have material adverse effect on our results of operations or financial positions.

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

The Company adopted the FASB issued Interpretation Number 48, Accounting for Uncertainty in Income Taxes (“FIN 48”), effective January 1, 2007. The interpretation clarifies the accounting for uncertainty in income taxes recognized in a company’s financial statements in accordance with Statement of Financial Accounting Standards Number 109, Accounting for Income Taxes. Specifically, the pronouncement prescribes a “more likely than not” recognition threshold and a measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. The interpretation also provides guidance on the related derecognition, classification, interest and penalties, accounting for interim periods, disclosure and transition of uncertain tax positions. For the impact of FIN 48 on the Company’s financial statements, see Note 9 to the condensed consolidated financial statements.

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

Commodity Price Risk

Our primary risk management objective is to manage volatility in our cash flows. We have a committee comprised of the senior management team that oversees all of the risk management activity and continually monitors our hedging program and we expect to continue to adjust our hedge position as conditions warrant. We use mark-to-market accounting for our non-trading commodity derivative instruments, accordingly, the volatility in any given period related to unrealized gains or losses can be significant to our overall financial results; however, we ultimately expect those gains and losses to be offset when they become realized. We do not have any trading derivative financial instruments.

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

Because of the strong correlation between NGL prices and crude oil prices and limited liquidity in the NGL financial market, we use crude oil derivative instruments to hedge NGL price risk. As a result of these transactions, we have mitigated our expected commodity price risk with agreements expiring at various times through the third quarter of 2010. The margins earned from condensate sales are directly correlated with crude oil prices. A committee comprised of the senior management team oversees all of the risk management activity and continually monitors the risk management program and expects to continue to adjust our financial positions as conditions warrant.

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

We changed the disclosure alternative for reporting our commodity derivatives in the second quarter of 2007 from a tabular presentation to a sensitivity analysis. The change in the presentation format was made to simplify and enhance the information presented.

Considering the effects of derivative instruments and the effects of our commodity price exposures on production, a hypothetical $5 per barrel decrease in the market prices for crude oil could result in an estimated decrease of $4.8 million to operating cash flows for the remainder of 2007. Similarly, a $1 per MMBtu decrease in the market prices for natural gas could result in an estimated increase of $3.0 million to operating cash flows for the remainder of 2007. We consider the stated hypothetical changes in commodity prices to be reasonable given current and historic market performance. The sensitivity analysis presented does not consider the actions management may take to mitigate our exposure to changes, nor do they consider the effects that such hypothetical adverse changes may have on overall economic activity. Actual changes in market prices may differ from hypothetical changes. The effect of the stated theoretical change represents potential losses in our condensed consolidated financial position and results of operations.

Item 4.                        Controls and Procedures

Disclosure Controls and Procedures

As of June 30, 2007, an evaluation was performed under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s “disclosure controls and procedures” (as defined in the Securities Exchange Act of 1934 (the “Exchange Act”)). Based on that evaluation, the Company’s management, including the Chief Executive Officer and Chief Financial Officer, concluded the Company’s disclosure controls and procedures were effective to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is (a) recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms and (b) accumulated and communicated to the Company’s management, including the Chief Executive Officer and the Chief Financial Officer, to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting

In May 2007, the Company began the phased implementation of an Enterprise Resource Planning (ERP) system. Implementing an ERP system involves significant changes in business processes that management believes will provide meaningful benefits including more standardized and efficient processes throughout the Company. As a result of this implementation, some internal controls over financial reporting have been changed to address the new environment associated with the implementation of this system. While the Company believes that this new system will strengthen its internal controls over financial reporting, there are inherent risks in implementing any new system and the Company will continue to evaluate and test these control changes in order to provide certification as of year-end on the effectiveness, in all material respects, of the Company’s internal controls over financial reporting.

Except as described above, there were no other changes in the Company’s internal control over financial reporting during the quarter ended June 30, 2007, that have materially affected or are reasonably likely to materially affect the Company’s internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1.                        Legal Proceedings

We are subject to a variety of risks and disputes, and are a party to various legal proceedings in the normal course of business. We maintain insurance policies in amounts and with coverage and deductibles as we believe are reasonable and prudent. However, we cannot assure either that the insurance companies will promptly honor their policy obligations or that the coverage or levels of insurance will be adequate to protect us from all material expenses related to future claims for property loss or business interruption to the Company or the Partnership (collectively MarkWest); or for third-party claims of personal and property damage; or that the coverages or levels of insurance it currently has will be available in the future at economical prices. While it is not possible to predict the outcome of the legal actions with certainty, management is of the opinion that appropriate provision and accruals for potential losses associated with all legal actions have been made in the financial statements.

In June 2006, the Office of Pipeline Safety (OPS) issued a Notice of Probable Violation and Proposed Civil Penalty (NOPV) (CPF No. 2-2006-5001) to both MarkWest Hydrocarbon and Equitable Production Company. The NOPV is associated with the pipeline leak and an ensuing explosion and fire that occurred on November 8, 2004 in Ivel, Kentucky on the ALPS Pipeline, a natural gas liquids (NGL) pipeline owned by Equitable Production Company and leased and operated by the Partnership’s subsidiary, MarkWest Energy Appalachia, LLC. The NOPV sets forth six counts of violations of applicable regulations, and a proposed civil penalty in the aggregate amount of $1,070,000. An administrative hearing on the matter, previously set for the last week of March, 2007, was postponed to allow the administrative record to be produced and to allow OPS an opportunity to responds to a motion to dismiss one of the counts of violations, which count involves $825,000 of the $1,070,000 proposed penalty. This count arises out of alleged activity in 1982 and 1987, which predates MarkWest’s leasing and operation of the pipeline. MarkWest believes it has viable defenses to the remaining counts and will vigorously defend all applicable assertions of violations at the hearing.

Related to the above referenced 2004 pipeline explosion and fire incident, MarkWest Hydrocarbon and the Partnership have filed an action captioned MarkWest Hydrocarbon, Inc., et al. v. Liberty Mutual Ins. Co., et al. (District Court, Arapahoe County, Colorado, Case No. 05CV3953 filed August 12, 2005), as removed to the U.S. District Court for the District of Colorado, (Civil Action No. 1:05-CV-1948, on October 7, 2005) against their All-Risks Property and Business Interruption insurance carriers as a result of the insurance companies’ refusal to honor their insurance coverage obligation to pay the Partnership for certain costs related to the pipeline incident. The costs include internal costs incurred for damage to, and loss of use of the pipeline, equipment and products; extra transportation costs incurred for transporting the liquids while the pipeline was out of service; reduced volumes of liquids that could be processed; and the costs of complying with the OPS Corrective Action Order (hydrostatic testing, repair/replacement and other pipeline integrity assurance measures). Following initial discovery, MarkWest was granted leave of the Court to amend its complaint to add a bad faith claim and a claim for punitive damages. The Partnership has not provided for a receivable for any of the claims in this action because of the uncertainty as to whether and how much it will ultimately recover under the policies. The costs associated with this claim have been expensed as incurred and any potential recovery from the All-Risks Property and Business Interruption insurance carriers will be treated as “other income” if and when it is received. The Defendant insurance companies and MarkWest have each filed separate summary judgment motions in the action and these motions are pending with the Court. Discovery in the action is also continuing.

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

In February 2007, the Company learned that a default judgment had been entered against it in May 2006, in an action entitled Runyan v. Eclipse Realty LLC et al, (Arapahoe County District Court, Colorado, Case No. 06CV1054, filed February 2006). The Company was not aware of having ever received a summons and complaint and was not given any notification of a motion for default judgment. The action involved a personal injury claim by an individual who allegedly slipped and fell due to snowy conditions while approaching the office building in which the Company was one of several tenants. On April 4, 2007, the Court granted the Company’s motion to set aside the default judgment and also granted the Company’s motion to dismiss MarkWest from the action entirely.

In the ordinary course of business, we are party to various other legal actions. In the opinion of management, none of these actions, either individually or in the aggregate, will have a material adverse effect on our financial condition, liquidity or results of operations.

Item 4.                        Submission of Matters to a Vote of Security Holders

At the close of business on April 13, 2007, the record date for the determination of shareholders entitled to vote at the Company’s annual meeting, there were 11,993,096 shares of the Company’s common stock outstanding. At the annual meeting of stockholders held on June 13, 2007, there were not less than 11,434,699 shares, or approximately 95.3% of the outstanding stock, represented at the meeting and by proxy, therefore establishing the presence of a quorum. The Company’s shareholders were presented with and asked to vote on two proposals. The following are the results of the voting:

Proposal No. 1:

The election of Michael L. Betty, William A. Kellstrom, and William F. Wallace as Class II Directors for a term expiring at the Annual Meeting of Stockholders in the year 2010:

	Number of votes
Director Nominees	For	Authority Withheld
Michael L. Betty	11,395,797	38,902
William A. Kellstrom	11,293,779	140,920
William F. Wallace	11,379,010	55,689

There were no abstentions or broker non-votes applicable to the election of directors.

Proposal No. 2:

The ratification of Deloitte & Touche LLP as the Company’s independent accountants for the fiscal year ending December 31, 2007:

For:	11,397,802
Against:	28,342
Abstained:	8,554

Abstentions had the effect of votes “against” this proposal. Broker non-votes were not counted as votes “for” or “against” this proposal and therefore had no impact on the outcome.

In accordance with the above, each of the nominees for election to the Board of Directors has received the requisite number of votes required for election and proposal number two received the requisite number of votes for approval. Accordingly, Mr. Betty, Mr. Kellstrom, and Mr. Wallace have been elected as Class II Directors to serve for a term expiring at the Annual Meeting of Stockholders in the year 2010. In addition, the selection of Deloitte & Touche LLP as the Company’s independent registered public accountants for the fiscal year ending December 31, 2007, was ratified.

Item 6.                        Exhibits

4.2(1)

Unit Purchase Agreement dated April 9, 2007 by and among MarkWest Energy Partners, L.P., MarkWest Energy G.P., L.L.C., and each of Kayne Anderson MLP Investment Company, GPS Income Fund, L.P., GPS High Yield Equities Fund, L.P., GPS New Equity Fund, L.P., Agile Performance Fund, L.L.C., Tortoise Energy Infrastructure Corporation, Tortoise Energy Capital Corporation, Royal Bank of Canada, Structured Finance Americas, L.L.C., The Cushing MLP Opportunity Fund I, L.P., and ZLP Fund, L.P. as purchasers.

4.3(1)

Registration Rights Agreement dated April 9, 2007 by and between MarkWest Energy Partners, L.P., and each of Kayne Anderson MLP Investment Company, GPS Income Fund, L.P., GPS High Yield Equities Fund, L.P., GPS New Equity Fund, L.P., Agile Performance Fund, L.L.C., Tortoise Energy Infrastructure Corporation, Tortoise Energy Capital Corporation, Royal Bank of Canada, Structured Finance Americas, L.L.C., The Cushing MLP Opportunity Fund I, L.P., and ZLP Fund, L.P. as purchasers.

10.1(2)

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

10.2(3)

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

(1)          Incorporated by reference to MarkWest Energy Partner’s Current Report on Form 8-K, filed with the Commission on April 11, 2007.

(2)          Incorporated by reference to MarkWest Hydrocarbon’s Current Report on Form 8-K, filed with the Commission on February 23, 2007.

(3)          Incorporated by reference to MarkWest Hydrocarbon’s Current Report on Form 8-K, filed with the Commission on March 20, 2007.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MARKWEST HYDROCARBON, INC.
(Registrant)
Date: August 8, 2007	/s/ FRANK M. SEMPLE
Frank M. Semple
President and Chief Executive Officer
(Principal Executive Officer)
Date: August 8, 2007	/s/ NANCY K. BUESE
Nancy K. Buese
Senior Vice President and Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)