Form 10-K/A
period 2006-12-31
MARKWEST HYDROCARBON INC
filed 2007-11-05
CIK 1019756

Use these links to rapidly review the document
Table of Contents
Item 8. Financial Statements and Supplemental Data

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K/A
(Amendment No. 2)

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

Registrant's telephone number, including area code: 303-925-9200

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

        Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes ☒ No ☐

        Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K/A or any amendment to this Form 10-K/A.    ☐

        Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of "accelerated filer and large accelerated filer" in Rule 12b-2 of the Exchange Act. (Check one)

Large accelerated filer ☐                Accelerated filer ☒                Non-accelerated filer ☐

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

DOCUMENTS INCORPORATED BY REFERENCE: None

Explanatory Note

        We have determined that, in certain cases, we did not comply with accounting principles generally accepted in the United States of America in the preparation of our 2006 and 2005 consolidated financial statements and, accordingly, this Amendment No. 2 on Form 10-K/A amends the Annual Report on Form 10-K originally filed by MarkWest Hydrocarbon, Inc. (the "Company") on March 6, 2007 for the year ended December 31, 2006 (the "original report") to restate the Company's previously issued consolidated financial statements.

        The Company has determined that previously issued consolidated financial statements for the years ended December 31, 2006 and 2005 and the quarters ended March 31 and June 30, 2007 should be restated to correct an error in accounting for certain revenue arrangements in the Partnership's (as defined below) East Texas segment which were accounted for net as an agent. The effect on the financial statements for the year ended 2004 was deemed immaterial. The Company has determined in these arrangements it acted as the principal and therefore the revenue should have been reported gross. The Company is filing contemporaneously with this Form 10-K/A for the year ended December 31, 2006, which includes restated financial statements for the years ended December 31, 2006 and 2005. Form 10-Q/A for the quarterly period ended March 31, 2007 and Form 10-Q/A for the Quarterly period ended June 30, 2007 which reflect the effects of the restatement in the respective interim periods.

        As discussed in Note 24, Restatement of Consolidated Financial Statements, to the consolidated financial statements in Item 8 of this Form 10-K/A, we have restated our previously reported results to properly record certain types of revenue transactions on a gross presentation in the Partnership's East Texas segment consistent with the guidance in Emerging Issues Task Force ("EITF") Issue No. 99-19, Reporting Revenue Gross as a Principal versus Net as an Agent. These transactions were previously accounted for Net as an Agent. This guidance requires MarkWest Hydrocarbon to record revenue gross when it acts as a principal and net when it acts as an agent.

        This Form 10-K/A amends and restates only Part I, Item 1, and Part II, Items 6, 7, 8 and 9A of the original report. The remaining items are not amended. Except for the foregoing amended information, this Form 10-K/A continues to describe conditions as of the date of the original report, and the Company has not updated the disclosures contained herein to reflect events that occurred subsequently. Accordingly, this Form 10-K/A should be read in conjunction with Company filings made with the Securities and Exchange Commission subsequent to the filing of the original report, including any amendments of those filings.

        Amendment No. 1 to the Annual Report on Form 10-K of MarkWest Hydrocarbon, Inc. for the fiscal year ended December 31, 2006, was filed for the purpose of correcting MarkWest Hydrocarbon Standalone contract volumes set forth in the columns "Fixed Physical Forwards" and "Fixed Swaps" to appropriately reflect daily volumes rather than total volumes, as previously reported with the Securities and Exchange Commission on March 7, 2007, as discussed in Item 7A—Quantitative and Qualitative Disclosures About Market Risk and Item 8. Financial Statements and Supplemental Data—Note 13. For the convenience of the reader, Amendment No. 1 to Form 10-K set forth the original Form 10-K in its entirety. Amendment No. 1 to Form 10-K did not reflect events occurring after the filing of the original Form 10-K.

        As required by Rule 12b-15 promulgated under the Securities and Exchange Act of 1934, our Chief Executive Officer and Chief Financial Officer provided Rule 13a-14(a) certifications dated March 21, 2007, in connection with Amendment No. 1 to Form 10-K and written statements pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 dated March 21, 2007.

MarkWest Hydrocarbon, Inc.
Form 10-K/A

        Throughout this document we make statements that are classified as "forward-looking." Please refer to the "Forward-Looking Statements" included later in this section for an explanation of these types of assertions. Also, in this document, unless the context requires otherwise, references to "we," "us," "our," "MarkWest Hydrocarbon" or the "Company" are intended to mean MarkWest Hydrocarbon, Inc., and its consolidated subsidiaries. "MarkWest Energy" or "MarkWest Energy Partners" or the "Partnership" is intended to mean MarkWest Energy Partners, L.P.

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

Forward-Looking Statements

        Statements included in this annual report on Form 10-K/A that are not historical facts are forward-looking statements. We use words such as "may," "believe," "estimate," "expect," "intend," "project," "anticipate," and similar expressions to identify forward-looking statements.

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

  •
  The Partnership's ability to successfully integrate its recent and future acquisitions.

  •
  The Partnership's ability to identify and complete organic growth projects or acquisitions complementary to its business.

  •
  The Partnership's substantial debt and other financial obligations could adversely affect its financial condition.

  •
  The Partnership's ability to raise sufficient capital to execute our business plan through borrowing or issuing equity.

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

  •
  Winter weather conditions.

  •
  The threat of terrorist attacks or war.

        This list is not necessarily complete. Other unknown or unpredictable factors could also have material adverse effects on future results. The Company does not update publicly any forward-looking statement with new information or future events. Investors are cautioned not to put undue reliance on forward-looking statements as many of these factors are beyond our ability to control or predict. You should read "Risk Factors" included in Item 1A of this Form 10-K/A for further information.

PART I

Item 1. Business

General

        MarkWest Hydrocarbon was founded in 1988 as a partnership and later incorporated in Delaware. We completed our initial public offering of common shares in 1996.

        MarkWest Hydrocarbon is an energy company primarily focused on marketing natural gas liquids (NGLs) and increasing shareholder value by growing MarkWest Energy Partners, L.P. ("MarkWest Energy" or "MarkWest Energy Partners" or the "Partnership"), our consolidated subsidiary and a publicly-traded master limited partnership. MarkWest Energy Partners is engaged in the gathering, processing and transmission of natural gas; the transportation, fractionation and storage of natural gas liquids; and the gathering and transportation of crude oil.

        MarkWest Hydrocarbon's assets consist primarily of partnership interests in MarkWest Energy Partners and certain processing agreements in Appalachia. As of December 31, 2006, the Company owned a 17% interest in the Partnership, consisting of the following (all unit information has been adjusted for the February 2007 unit split; see Note 2 to the Consolidated Financial Statements):

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

        MarkWest Energy Partners also provides processing and fractionation services to crude oil refineries in the Corpus Christi, Texas, area through its Javelina gas processing and fractionation facility. While similar to the natural gas industry diagram outlined above, the following diagram illustrates the significant gas processing and fractionation processes at the Partnership's Javelina Facility:

        Natural gas processing and treating involves the separation of raw natural gas into pipeline-quality or fuel-quality natural gas, principally methane, and NGLs, as well as the removal of contaminants. Raw natural gas from the wellhead is gathered at a processing plant, typically located near the production area, where it is dehydrated and treated, and then processed to recover a mixed NGL stream. In the case of the Partnership's Javelina facilities, the natural gas delivered to its processing plant is a byproduct of the crude oil refining process.

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

        After being separated from natural gas at the processing plant, the mixed NGL stream is typically transported to a centralized facility for fractionation. Fractionation is the process by which NGLs are further separated into individual, more marketable components, primarily ethane, propane, normal butane, isobutane and natural gasoline. Fractionation systems typically exist either as an integral part of a gas processing plant or as a "central fractionator," often located many miles from the primary production and processing facility. A central fractionator may receive mixed streams of NGLs from many processing plants.

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

        The Partnership faces competition for natural gas and crude oil transportation; in obtaining natural gas supplies for our processing and related services operations; in obtaining unprocessed NGLs for fractionation; and in marketing our products and services. Competition for natural gas supplies is based primarily on the location of gas-gathering facilities and gas-processing plants, operating efficiency and reliability, and the ability to obtain a satisfactory price for products recovered. Competitive factors affecting the Partnership's fractionation services include availability of capacity, proximity to supply and industry marketing centers, cost efficiency and reliability of service, and, in the case of Javelina, the value of the recovered products compared to their equivalent value when consumed at the refineries as fuel. Competition for customers is based primarily on price, delivery capabilities, flexibility, and maintenance of high-quality customer relationships.

        The Partnership's competitors include:

  •
  other large natural gas gatherers that gather, process and market natural gas and NGLs;

  •
  major integrated oil companies;

  •
  medium and large sized independent exploration and production companies;

  •
  major interstate and intrastate pipelines; and

  •
  a large number of smaller gas gatherers of varying financial resources and experience.

        We believe the Partnership's competitive strengths include:

  •
  Location and efficiency of facilities. In many locations, the Partnership's facilities were installed more recently and are more efficient than those of its competitors. This provides the Partnership with a significant competitive advantage over its competitors. In other locations, there are no other viable facilities to provide similar services as the Partnership provides.

  •
  Strategic and growing position with high-quality assets in the Southwest and the Gulf Coast. The Partnership's acquisitions and internal growth projects have allowed it to establish and expand its presence in several long-lived natural gas supply basins in the Southwest, particularly in Texas, Oklahoma and the Gulf Coast. In 2006 the Partnership expanded this strategy through its Newfield agreement by building the largest gathering system to date in the newly emerging Woodford Shale play in southeastern Oklahoma. All of the Partnership's major acquisitions in these regions have been characterized by several common critical success factors that include:

    •
    an existing strong competitive position;

    •
    access to a significant reserve or customer base with a stable or growing production profile;

    •
    ample opportunities for long-term continued organic growth;

    •
    ready access to markets; and

    •
    close proximity to other acquisition or expansion opportunities.

  Specifically, the Partnership's East Texas and Appleby gathering systems are located in the East Texas basin producing from both the Cotton Valley and Travis Peak reservoirs. The Partnership's Foss Lake gathering system and the associated Arapaho gas processing plant, which it refers to as its western Oklahoma assets, are located in the Anadarko basin in Oklahoma. Additionally, as mentioned above, the Partnership's Woodford gathering system is located in the rapidly growing Woodford Shale reservoir. Finally, the Partnership's Starfish asset gathers gas from multiple reservoirs in the Gulf of Mexico. Each of these basins is highly prolific with long lived reserves and significant growth potential. The Partnership's gathering systems are relatively new and provide producers with low-pressure and fuel-efficient service, a significant competitive advantage for it over many competing gathering systems in those areas. The Partnership believes this competitive advantage is evidenced by its growing throughput volumes on its East Texas, Appleby, western and southeastern Oklahoma operations.

  •
  Long-term contracts. We believe MarkWest Energy Partners' long-term contracts, which we define as contracts with remaining terms of five years or more, lend greater stability to its cash-flow profile. For the year ended December 31, 2006, approximately 67% of the Partnership's inlet volumes were tied to long-term contracts.

  •
  Experienced management with operational, technical and acquisition expertise. Each member of our executive management team has substantial experience in the energy industry. The Partnership's facility managers have extensive experience operating their facilities. The Partnership's operational and technical expertise has enabled it to upgrade its existing facilities, as well as to design and build new ones, specifically the Carthage gas processing plant. Since the Partnership's initial public offering in May 2002, its management team has utilized a disciplined approach to analyze and evaluate numerous acquisition opportunities, and has completed nine acquisitions. The Partnership intends to continue to use its management's experience and disciplined approach in evaluating and acquiring assets to grow through accretive acquisitions. The acquisitions are expected to increase throughput volumes and ultimately increase cash flow distributable to the Partnership's unitholders.

        To better understand our business and results of operations discussed in Item 6. Selected Financial Data and Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operation, it is important to have an understanding of three factors:

  •
  The nature of our relationship with MarkWest Energy Partners;

  •
  The nature of the contracts from which we derive our revenues and from which MarkWest Energy Partners derives its revenues; and

  •
  The lack of comparability within our results of operations across periods because of MarkWest Energy Partners' significant acquisition activity.

Our Relationship with MarkWest Energy Partners

        We spun off the majority of our then-existing natural gas gathering and processing and NGL transportation, fractionation and storage assets into MarkWest Energy Partners in May 2002, just before the Partnership completed its initial public offering. At the time of its formation and initial public offering, we entered into four contracts with MarkWest Energy Partners whereby MarkWest Energy Partners provides midstream services in Appalachia to us for a fee. Additionally, MarkWest Energy Partners receives 100% of all fee and percent-of-proceeds consideration for the first 10 MMcf/d that it gathers and processes in Michigan. MarkWest Hydrocarbon retains a 70% net profit interest in the gathering and processing income earned on quarterly pipeline throughput in excess of 10 MMcf/d. In accordance with accounting principles generally accepted in the United States ("GAAP"), MarkWest Energy Partners' financial results are included in our consolidated financial statements. All intercompany accounts and transactions are eliminated during consolidation.

        As a result of the contracts mentioned above, the Company is one of the Partnership's largest customers. For the year ended December 31, 2006, we accounted for 13% of the Partnership's revenues and 12% of its net operating margin (a non-GAAP financial measure, see Item 1. Business—Contracts), compared to 13% of revenues and 20% of net operating margin for the year ending December 31, 2005. We expect we will account for less of the Partnership's business in the future as it continues to acquire assets and increase its customer base and diversify its business.

        We control and operate MarkWest Energy Partners through our majority ownership in the Partnership's general partner. Our employees are responsible for conducting the Partnership's business and operating its assets pursuant to a Services Agreement, which was formalized and made effective January 1, 2004.

Contracts

  MarkWest Hydrocarbon

        Excluding the revenues derived from MarkWest Energy Partners, we generate the majority of our revenues and net operating margin from the Appalachia processing agreements. We outsource these services to the Partnership and pay the Partnership a fee for providing processing and fractionation services. As compensation for providing processing services to our Appalachian producers, we earn a fee and receive title to the NGLs produced. In return, we are required to replace, in dry natural gas, the Btu content of the NGLs extracted. This Btu replacement obligation is referred to in the industry as a "keep-whole" arrangement. In keep-whole arrangements, our principal cost is purchasing and delivering dry gas of an equivalent Btu content to replace the Btus extracted from the gas stream in the form of NGLs, or consumed as fuel during processing. The spread between the NGL product sales price and the purchase price of natural gas with an equivalent Btu content is called the "frac spread." Generally, the frac spread is positive and offsets all or a portion of the fees that we pay the Partnership. In the event natural gas becomes more expensive on a Btu equivalent basis than NGL products and the associated fees that we pay the Partnership, the net operating margin associated with the Appalachian processing agreements results in operating losses.

        In Appalachia, we have entered into various operating agreements with one customer related to the delivery of natural gas into its transmission facilities, located upstream of MarkWest Energy's Kenova, Boldman and Cobb facilities. Under the terms of these operating agreements, the customer has agreed to use reasonable, diligent efforts to supply these facilities with consistent volumes of natural gas it ships on behalf of the Appalachian producers. The initial terms of our agreements with this customer run through February 9, 2015, with annual renewals thereafter.

        In September 2004 we entered into several new and amended agreements with this customer mentioned above in the Appalachia region. These agreements, which expire in 2015 assuming renewals we deem likely, will allow us to significantly reduce our exposure to commodity price risk, for approximately 25% of our keep-whole gas volumes. Under these agreements, the Company's exposure to the keep-whole natural gas is limited in the event natural gas becomes more expensive than the NGL product sales price, thereby mitigating the risk of incurring operating losses.

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

  MarkWest Energy Partners

        The Partnership generates the majority of its revenue and net operating margin from natural gas gathering, processing and transmission, NGL transportation, fractionation and storage; and crude oil gathering and transportation. In many cases, the Partnership provides services under contracts that contain a combination of more than one of the arrangements described below. While all of these services constitute midstream energy operations, the Partnership provides services under the following different types of arrangements:

  •
  Fee-based arrangements. The Partnership receives a fee or fees for one or more of the following services: gathering, processing and transmission of natural gas; transportation, fractionation and storage of NGLs; and gathering and transportation of crude oil. The revenue the Partnership earns from these arrangements is directly related to the volume of natural gas, NGLs or crude oil that flows through our systems and facilities and is not directly dependent on commodity prices. In certain cases, these arrangements provide for minimum annual payments. If a sustained decline in commodity prices were to result in a decline in volumes, the Partnership's revenues from these arrangements would be reduced.

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

  •
  Keep-whole arrangements. The Partnership gathers natural gas from the producer, processes the natural gas, and sells the resulting condensate and NGLs to third parties at market prices. Because the extraction of the condensate and NGLs from the natural gas during processing reduces the Btu content of the natural gas, the Partnership must either purchase natural gas at market prices for return to producers, or make cash payment to the producers equal to the energy content of this natural gas. Accordingly, under these arrangements the Partnership's revenues and net operating margins increase as the price of condensate and NGLs increases relative to the price of natural gas, and decreases as the price of natural gas increases relative to the price of condensate and NGLs.

  •
  Settlement margin. Typically, the Partnership is allowed to retain a fixed percentage of the volume gathered to cover the compression fuel charges and deemed line losses. To the extent the gathering system is operated more efficiently than specified per contract allowance, the Partnership is entitled to retain the difference for its own account.

        The terms of the Partnership's contracts vary based on gas quality conditions, the competitive environment when the contracts are signed and customer requirements. The Partnership's contract mix and, accordingly, its exposure to natural gas and NGL prices, may change as a result of changes in producer preferences, its expansion in regions where some types of contracts are more common and other market factors. Any change in mix will influence the Partnership's financial results.

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

	Year ended December 31,
	2006	2005	2004
Revenues	$839,681	$756,183	$477,918
Purchased product costs	566,286	625,090	381,066

Net operating margin	273,395	131,093	96,852
Facility expenses	57,403	45,577	28,580
Selling, general and administrative	63,038	33,350	28,132
Depreciation	31,010	20,829	16,895
Amortization of intangible	16,047	9,656	3,640
Accretion of asset retirement obligation	102	160	15
Impairments	—	—	130

Income from operations	$105,795	$21,521	$19,460

        For the year ended December 31, 2006, MarkWest Energy Partners calculated the following approximate percentages of its revenues and net operating margin from the following types of contracts, exclusive of the impact of commodity derivatives:

	Fee-Based	Percent-of- Proceeds(1)	Percent-of- Index(2)	Keep-Whole(3)	Total
Revenue	13%	31%	39%	17%	100%
Net operating margin	32%	38%	13%	17%	100%

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

Impact of Recent Acquisitions on Comparability of Financial Results

  MarkWest Energy Partners

        In reading the discussion of our historical results of operations, you should be aware of the impact of the Partnership's recent acquisitions, which fundamentally affect the comparability of our results of operations over the periods discussed.

        Since the Partnership's initial public offering, it has completed nine acquisitions for an aggregate purchase price of approximately $810 million, net of working capital. The following table contains information regarding each of these acquisitions (in millions):

Name	Assets	Location	Consideration	Closing Date
Santa Fe	Grimes gathering system	Oklahoma	$15.0	December 29, 2006
Javelina(1)	Gas processing and fractionation facility	Corpus Christi, TX	398.8	November 1, 2005
Starfish(2)	Natural gas pipeline, gathering system and dehydration facility	Gulf of Mexico/Southern Louisiana	41.7	March 31, 2005
East Texas	Gathering system and gas procession assets	East Texas	240.7	July 30, 2004
Hobbs	Natural gas pipeline	New Mexico	2.3	April 1, 2004
Michigan Crude Pipeline	Common carrier crude oil pipeline	Michigan	21.3	December 18, 2003
Western Oklahoma	Gathering system	Western Oklahoma	38.0	December 1, 2003
Lubbock Pipeline	Natural gas pipeline	West Texas	12.2	September 2, 2003
Pinnacle	Natural gas pipelines and gathering systems	East Texas	39.9	March 28, 2003

(1)
Consideration includes $35.5 million in cash.

(2)
Represents a 50% non-controlling interest.

Segment Reporting

        The Company's financial statements include two reportable segments; MarkWest Hydrocarbon Standalone and MarkWest Energy Partners. For further information regarding our segments, see Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operation and Item 8. Financial Statements and Supplementary Data included in this Form 10-K/A.

        For the year ended December 31, 2006, the MarkWest Hydrocarbon Standalone segment had two significant customers while the MarkWest Energy Partners' segment had three. Of these five significant customers, only one, Targa Resources Partners, L.P., had a significant impact on the Company's consolidated financial statements, accounting for 10% of consolidated revenue.

  MarkWest Hydrocarbon Standalone

        Our marketing group markets NGL production in Appalachia. In 2006, we sold approximately 162 million gallons of NGLs extracted at the Partnership's Siloam facility. This includes approximately 43 million gallons sold on behalf of the Partnership at no mark-up in the standalone segment. We ship NGL products from Siloam by truck, rail and barge. Our marketing customers include propane retailers, refineries, petrochemical plants and NGL product resellers. Most marketing sales contracts have terms of one year or less, are made on best-efforts basis and are priced in reference to Mt.

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

        In Appalachia, we have entered into various operating agreements with one customer related to the delivery of natural gas into its transmission facilities, located upstream of MarkWest Energy's Kenova, Boldman and Cobb facilities. Under the terms of these operating agreements, the customer has agreed to use reasonable, diligent efforts to supply these facilities with consistent volumes of natural gas it ships on behalf of the Appalachian producers. The initial terms of our agreements with this customer run through February 9, 2015, with annual renewals thereafter.

        Consistent with the Partnership's operating agreements with this same customer, the Partnership enters into contracts with natural gas producers for production to occur in the Partnership's Kenova, Boldman and Cobb facilities, before delivery of the producer's natural gas to the customer's transmission facilities. We have contractual commitments with over 250 such producers in Appalachia. Under the provisions of our contracts with the Appalachian producers, the producers have committed all of the natural gas they deliver into the customer's transmission facilities upstream of MarkWest Energy's Kenova, Boldman and Cobb facilities for processing.

        As compensation for providing processing services to our Appalachian producers (we have since outsourced these services to MarkWest Energy Partners as discussed below), we earn a fee and also retain the NGLs produced under keep-whole agreements. In return, we are required to replace, in dry natural gas, the Btu content of the NGLs extracted.

        In September 2004 we entered into several new and amended agreements with one of the largest producers in the Appalachia region. These agreements, which expire in 2015 assuming renewals we deem likely, will allow us to significantly reduce our exposure to commodity price risk, for approximately 25% of our keep-whole gas volumes. Under these agreements, the Company's exposure to the keep-whole natural gas is limited in the event natural gas becomes more expensive than the NGL product sales price, thereby mitigating the risk of incurring operating losses.

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

  MarkWest Energy Partners

        MarkWest Energy Partners' assets and operations may be summarized as follows:

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

  Northeast Business Unit

  •
  Appalachia. MarkWest Energy Partners is the largest processor of natural gas in the Appalachian Basin, with fully integrated processing, fractionation, storage and marketing operations. The Appalachian Basin is a large natural gas producing region characterized by long-lived reserves and modest decline rates. The Partnership's Appalachian assets include the Kenova, Boldman, Maytown, Cobb and Kermit natural gas-processing plants, a NGL pipeline, a NGL fractionation plant and two caverns for storing propane.

  •
  Michigan. MarkWest Energy Partners owns a common carrier crude oil gathering pipeline in Michigan which is subject to regulation by the Federal Energy Regulatory Commission ("FERC"). They refer to this pipeline as the Michigan crude pipeline. The Partnership also owns the Fisk processing plant in Manistee County, Michigan.

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

        Under the Natural Gas Act, FERC has authority to regulate natural gas companies that provide natural gas pipeline transportation services in interstate commerce. Its authority to regulate those services includes the rates charged for the services, terms and conditions of service, certification and construction of new facilities, the extension or abandonment of services and facilities, the maintenance of accounts and records, the acquisition and disposition of facilities, the initiation and discontinuation of services, and various other matters. Natural gas companies may not charge rates that have been determined not to be just and reasonable by FERC. In addition, FERC prohibits natural gas companies from unduly preferring or unreasonably discriminating against any person with respect to pipeline rates or terms and conditions of service. The rates and terms and conditions for our service will be found in FERC-approved tariffs. Pursuant to FERC's jurisdiction over rates, existing rates may be challenged by complaint and proposed rate increases may be challenged by protest. We cannot assure you that FERC will continue to pursue its approach of pro-competitive policies as it considers matters such as pipeline rates and rules and policies that may affect rights of access to natural gas transportation capacity, and transportation facilities. Any successful complaint or protest against our rates, or loss of market-based rate authority by FERC could have an adverse impact on our revenues associated with providing interstate gas transportation services.

        Should our FERC regulated pipeline operations fail to comply with all applicable FERC administered statutes, rules, regulations and orders; we could be subject to substantial penalties and fines. Under the Energy Policy Act of 2005, FERC has civil penalty authority under the Natural Gas Act to impose penalties for current violations of up to $1,000,000 per day for each violation.

        Gathering and Intrastate Pipeline Regulation.    Section 1(b) of the Natural Gas Act exempts natural gas gathering facilities from the jurisdiction of FERC. We own a number of facilities that we believe meet the traditional tests FERC have used to establish a pipeline's status as a gatherer not subject to FERC jurisdiction. In the states in which we operate, regulation of gathering facilities and intrastate pipeline facilities generally includes various safety, environmental and, in some circumstances, open access, nondiscriminatory take requirements and complaint-based rate regulations. For example, some of our natural gas gathering facilities are subject to state ratable take and common purchaser statutes. Ratable take statutes generally require gatherers to take, without undue discrimination, natural gas production that may be tendered to the gatherer for handling. Similarly, common purchaser statutes generally require gatherers to purchase gas without undue discrimination as to source of supply or producer. These statutes are designed to prohibit discrimination in favor of one producer over another producer or one source of supply over another source of supply. These statutes have the effect of restricting our right as an owner of gathering facilities to decide with whom we contract to purchase or transport natural gas.

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

        The Partnership's Appalachian pipeline carries NGLs across state lines. The primary shipper on the pipeline is MarkWest Hydrocarbon, which has entered into agreements with the Partnership providing for a fixed transportation charge for the term of the agreements. They expire on December 31, 2015. The Partnership is the only other shipper on the pipeline. As the Company neither operates the Appalachian pipeline as a common carrier, nor holds it out for service to the public generally, there are currently no third-party shippers on this pipeline and the pipeline is, and will continue to be, operated as a proprietary facility. The likelihood of other entities seeking to utilize the Appalachian pipeline is remote, so it should not be subject to regulation by the FERC in the future. We cannot provide assurance, however, that FERC will not at some point determine that such transportation is within its jurisdiction, or that such an assertion would not adversely affect the Partnership's results of operations. In such a case, we would be required to file a tariff with FERC and provide a cost justification for the transportation charge. Regardless of any FERC action, however, MarkWest Hydrocarbon has agreed to not challenge the status of the Appalachian pipeline or the transportation charge during the term of its agreements.

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

  MarkWest Energy Partners

  General

        The Partnership's processing and fractionation plants, pipelines, and associated facilities are subject to multiple environmental obligations and potential liabilities under a variety of stringent and comprehensive federal, state and local laws and regulations. Such laws and regulations affect many aspects of the Partnership's present and future operations, and generally require it to obtain and comply with a wide variety of environmental registrations, licenses, permits, inspections and other approvals, with respect to air emissions, water quality, wastewater discharges, and solid and hazardous waste management. Failure to comply with these stringent and comprehensive requirements may expose the Partnership to fines, penalties and/or interruptions in its operations that could influence future results of operations.

        The Partnership believes that its operations and facilities are in substantial compliance with applicable environmental laws and regulations, and that the cost of continued compliance with such laws and regulations will not have a material adverse effect on its results of operations or financial condition. The Partnership cannot ensure, however, that existing environmental laws and regulations will not be revised or that new laws and regulations will not be adopted or become applicable to it. The clear trend in environmental law is to place more restrictions and limitations on activities that may be perceived to affect the environment, and thus there can be no assurance as to the amount or timing of future expenditures for environmental-regulation compliance or remediation, and actual future expenditures may be different from the amounts the Partnership currently anticipates. Revised or additional environmental requirements that result in increased compliance costs or additional operating restrictions, particularly if those costs are not fully recoverable from the Partnership's customers, could have material adverse effect on its business, financial condition, results of operations and cash flow.

  Hazardous Substance and Waste

        To a large extent, the environmental laws and regulations affecting the Partnership's operations relate to the release of hazardous substances or solid wastes into soils, groundwater, and surface water, and include measures to control environmental pollution of the environment. For instance, the Comprehensive Environmental Response, Compensation, and Liability Act, as amended, or CERCLA, also known as the "Superfund" law, and comparable state laws, impose liability without regard to fault or the legality of the original conduct, on certain classes of persons that contributed to a release of "hazardous substance" into the environment. These persons include the owner or operator of a site where a release occurred, both current and past, and companies that disposed or arranged for the disposal of the hazardous substances found at the site. Under CERCLA, liability is imposed upon persons under a strict liability theory, that is without regard to intent or fault, and these persons may be subject to joint and several liability for the costs of removing or remediating hazardous substances that have been released into the environment, for restoration and damages to natural resources, and for the costs of certain health studies. Additionally, it is not uncommon for neighboring landowners and other third parties to file claims for personal injury and property damage allegedly caused by hazardous substances or other pollutants released into the environment. While the Partnership generates materials in the course of its operations that are regulated as hazardous substances, they have not received any notification that they may be potentially responsible for cleanup costs under CERCLA. The Partnership may also incur a liability under the Resource Conservation and Recovery Act, as amended, or RCRA, and comparable state statutes, which impose requirements relating to the handling and disposal of hazardous wastes and non-hazardous solid wastes. The Partnership is not currently required to comply with a substantial portion of the RCRA requirements because its operations generate minimal quantities of hazardous wastes. However, it is possible that some wastes generated by the Partnership that are currently classified as non-hazardous may, in the future, be designated as "hazardous wastes," resulting in the wastes being subject to more rigorous and costly disposal requirements.

        The Partnership currently owns or leases, and have in the past owned or leased, properties that have been used over the years for natural gas gathering and processing, for NGL fractionation, transportation and storage and for the storage and gathering and transportation of crude oil. Although solid waste disposal practices within the NGL industry and other oil and natural gas related industries have improved over the years, a possibility exists that hydrocarbons and other solid wastes or hazardous wastes may have been disposed of on or under various properties owned or leased by the Partnership during the operating history of those facilities. In addition, a number of these properties may have been operated by third parties whose treatment and disposal or release of hydrocarbons or other wastes was not under the Partnership's control. These properties and wastes disposed thereon may be subject to CERCLA, RCRA, and analogous state laws. Under these laws, the Partnership could be required to remove or remediate previously disposed wastes or property contamination, including groundwater contamination or to perform remedial operations to prevent future contamination. The Partnership does not believe that there presently exists significant surface and subsurface contamination of its properties by hydrocarbons or other solid wastes for which it is currently responsible.

  Ongoing Remediation and Indemnification from a Third Party

        The previous owner/operator of the Partnership's Boldman and Cobb facilities has been, or is currently involved in, investigatory or remedial activities with respect to the real property underlying these facilities. These arise out of a September 1994 "Administrative Order by Consent for Removal Actions" with EPA Regions II, III, IV, and V; and an "Agreed Order" entered into with the Kentucky Natural Resources and Environmental Protection Cabinet in October 1994. The previous owner/

operator has accepted sole liability and responsibility for, and indemnifies MarkWest Hydrocarbon against, any environmental liabilities associated with the EPA Administrative Order, the Kentucky Agreed Order or any other environmental condition related to the real property prior to the effective dates of MarkWest Hydrocarbon's lease or purchase of the real property. In addition, the previous owner/operator has agreed to perform all the required response actions at its expense in a manner that minimizes interference with MarkWest Hydrocarbon's use of the properties. On May 24, 2002, MarkWest Hydrocarbon assigned to us the benefit of this indemnity from the previous owner/operator. To date, the previous owner/operator has been performing all actions required under these agreements and, accordingly, we do not believe that the remediation obligation of these properties will have a material adverse impact on the Partnership's financial condition or results of operations.

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

  Water

        The Federal Water Pollution Control Act of 1972, as amended, also known as the "Clean Water Act and analogous state laws impose restrictions and controls on the discharge of pollutants into federal and state waters. Such discharges are prohibited, except in accord with the terms of a permit issued by the EPA or the state. Any unpermitted release of pollutants, including natural gas liquids or condensates, could result in penalties, as well as significant remedial obligations. The Partnership believes that it is in substantial compliance with the Clean Water Act.

Pipeline Safety Regulations

        Our pipelines are subject to regulation by the U.S. Department of Transportation ("DOT") under the Pipeline Safety Act of 1992, as amended the newly enacted Pipeline Inspection, Protection, Enforcement, and Safety Act of 2006, (collectively the "Pipeline Safety Acts"), and the Hazardous Liquid Pipeline Safety Act of 1979 ("HLPSA"), as amended; and the Pipeline Integrity Management ("PIM") in High Consequence Areas (Gas Transmission Pipelines) amendment to 49 CFR Part 192, effective February 14, 2004, relating to the design, installation, testing, construction, operation, replacement and management of pipeline facilities. The Pipeline Safety Act of 1992 required the Research and Special Programs Administration of the DOT to consider environmental impacts, as well as its traditional public safety mandate, when developing pipeline safety regulations. The DOT's pipeline operator qualification rules require minimum qualification requirements for personnel performing operations and maintenance activities on hazardous liquid pipelines. HLPSA covers crude oil, carbon dioxide, NGL and petroleum products pipelines and requires any entity which owns or operates pipeline facilities to comply with the regulations under HLPSA, to permit access to and allow copying of records and to make certain reports and provide information as required by the Secretary of Transportation. The Pipeline Integrity Management in High Consequence Areas (Gas Transmission Pipelines) amendment to 49 CFR Part 192 (PIM) requires operators of gas transmission pipelines to ensure the integrity of their pipelines through hydrostatic pressure testing, the use of in-line inspection tools or through risk-based direct assessment techniques. The Pipeline Inspection, Protection,

Enforcement, and Safety Act of 2006 expands the DOT's authority and calls for additional studies and additional regulations to be promulgated in many areas, including integrity management, corrosion control, incident reporting, inspection and enforcement orders. While we believe that our pipeline operations are in substantial compliance with applicable requirements, due to the possibility of new or amended laws and regulations, or reinterpretation of existing laws and regulations, there can be no assurance that future compliance with the requirements will not have a material adverse effect on our results of operations or financial position.

        The Partnership's affiliate MarkWest Energy Appalachia, L.L.C. ("MEA") operates the Appalachia Liquids Pipeline System ("ALPS") pipeline to transport NGLs from its Maytown gas processing plant to its Siloam fractionator. This pipeline is owned by Equitable Production Company, and is leased and operated by MEA. On November 8, 2004, a leak and an ensuing fire occurred on the line in the area of Ivel, Kentucky, and the line was taken out of service pending investigation and repair. In accordance with an Office of Pipeline Safety ("OPS") Corrective Action Order, MEA successfully conducted a hydrostatic test of the affected portion of the ALPS pipeline in 2005 and OPS authorized a partial return to service of the affected pipeline in October 2005. As part of its ongoing operation of the ALPS pipeline, MEA continued to perform pipeline integrity assessments and implement an in-line inspection program on the ALPS pipeline. Preliminary data from a four mile section of its in-line inspection program identified areas for investigation and corrective action. In November 2006 MEA temporarily idled the line while additional assessment and investigation was undertaken to address these concerns. In late January 2007, MEA received the completed report from its in-line inspection operator and consultant. This report indicated areas of significant external corrosion or other defects in the four mile section of pipeline in which the in-line inspection was conducted. The assessment of this completed report, coupled with other information MEA has gathered, will continue to be reviewed and MEA will work with Equitable to determine what the most appropriate corrective action may be. In the interim, the pipeline will be maintained in idle status. MEA is trucking the NGLs produced from our Maytown plant to the Siloam fractionation facility while MEA is maintaining the pipeline in idle status, and as a result, operations have not been interrupted. The additional transportation costs associated with the trucking are not expected to have material adverse effect on our results of operations or financial positions.

Employee Safety

        The workplaces associated with the processing and storage facilities and the pipelines we operate are also subject to oversight from the federal Occupational Safety and Health Administration, ("OSHA"), as well as comparable state statutes that regulate the protection of the health and safety of workers. In addition, the OSHA hazard-communication standard requires that we maintain information about hazardous materials used or produced in operations, and that this information be provided to employees, state and local government authorities, and citizens. We believe that we have conducted our operations in substantial compliance with OSHA requirements, including general industry standards, record-keeping requirements and monitoring of occupational exposure to regulated substances.

        In general, we expect industry and regulatory safety standards to become stricter over time, resulting in increased compliance expenditures. Even though we cannot accurately estimate these expenditures at this time, we do not expect that they will have a material adverse effect on our results of operations.

Employees

        As of December 31, 2006, we had 318 employees, who operate the Company's facilities and provide general and administrative services. The Paper, Allied Industrial, Chemical and Energy Workers International Union Local 5-372 represents 14 employees at the Partnership's Siloam fractionation facility in South Shore, Kentucky. The collective bargaining agreement with this Union was renewed on July 11, 2005, for a term of three years. The agreement covers only hourly, non-supervisory employees. We consider labor relations to be satisfactory at this time.

Available Information

        Our principal executive office is located at 1515 Arapahoe Street, Tower 2, Suite 700, Denver, Colorado, 80202-2126. Our telephone number is 303-925-9200. Our common stock trades on the American Stock Exchange under the symbol "MWP." You can find more information about us at our Internet website, www.markwest.com. Our Annual Report on Form 10-K/A, our Quarterly Reports on Form 10-Q, our current reports on Form 8-K and any amendments to those reports are available free of charge through our internet website as soon as reasonably practicable after we electronically file or furnish such material with the Securities & Exchange Commission.

Item 1A. Risk Factors

        In addition to the other information set forth elsewhere in this Form 10-K/A, you should carefully consider the following factors when evaluating MarkWest Hydrocarbon.

Risks Inherent in Our Business

  We are highly dependent upon the earnings and distributions of MarkWest Energy Partners.

        A significant decline in MarkWest Energy Partners' earnings and/or cash distributions would have a corresponding negative impact on us. For more information on these earnings and cash distributions, please see MarkWest Energy Partners' 2006 Annual Report on Form 10-K/A.

  If we are unable to successfully integrate the Partnership's recent or future acquisitions, our future financial performance may be negatively impacted.

        Our future growth will depend in part on our ability to integrate the Partnership's future acquisitions. We cannot guarantee that the Partnership will successfully integrate any acquisitions into its operations or that the Partnership will achieve the desired profitability and anticipated results from such acquisitions. Failure to achieve such planed results could adversely affect our financial condition and results of operations.

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

  •
  the diversion of management's attention from other business concerns;

  •
  the failure to realize expected synergies and cost savings;

  •
  coordinating geographically disparate organizations, systems and facilities;

  •
  integrating personnel from diverse business backgrounds and organizational cultures; and

  •
  consolidating corporate and administrative functions.

        Further, unexpected costs and challenges may arise whenever businesses with different operations or management are combined, and we may experience unanticipated delays in realizing the benefits of an acquisition. Following an acquisition, the Partnership may discover previously unknown liabilities subject to the same stringent environmental laws and regulations relating to releases of pollutants into the environment and environmental protection as the Partnership's existing plants, pipelines and facilities. If so, the Partnership's operation of these new assets could cause us to incur increased costs to attain or maintain compliance with such requirements. If the Partnership consummates any future acquisition, its capitalization and results of operation may change significantly, and shareholders will not have the opportunity to evaluate the economic, financial and other relevant information that we will consider in determining the application of these funds and other resources.

        The Partnership's acquisition strategy is based, in part, on our expectation of ongoing divestitures of assets within the midstream petroleum and natural gas industry. A material decrease in such divestitures could limit the Partnership's opportunities for future acquisitions, and could adversely affect its operations and cash flows available for distribution to its unitholders.

  Our commodity derivative activities may reduce our earnings, profitability and cash flows.

        Our operations expose us to fluctuations in commodity prices. We utilize derivative financial instruments related to the future price of crude oil, natural gas and certain NGLs with the intent of reducing volatility in our cash flows due to fluctuations in commodity prices.

        The extent of our commodity price exposure is related largely to the effectiveness and scope of our derivative activities. We have a policy to enter into derivative transactions related to only a portion of the volume of our expected production or fuel requirements and, as a result, we will continue to have direct commodity price exposure to the unhedged portion. Our actual future production or fuel requirements may be significantly higher or lower than we estimate at the time we enter into derivative transactions for such period. If the actual amount is higher than we estimate, we will have greater commodity price exposure than we intended. If the actual amount is lower than the amount that is subject to our derivative financial instruments, we might be forced to satisfy all or a portion of our derivative transactions without the benefit of the cash flow from our sale or purchase of the underlying physical commodity, resulting in a substantial diminution of our liquidity. As a result of these factors, our hedging activities may not be as effective as we intend in reducing the volatility of our cash flows, and in certain circumstances may actually increase the volatility of our cash flows. In addition, our hedging activities are subject to the risks that a counterparty may not perform its obligation under the applicable derivative instrument, the terms of the derivative instruments are imperfect, and our hedging policies and procedures are not properly followed. It is possible that the steps we take to monitor our derivative financial instruments may not detect and prevent violations of our risk management policies and procedures, particularly if deception or other intentional misconduct is involved. Our operations expose us to fluctuations in commodity prices. We utilize derivative financial instruments related to the future price of natural gas and certain NGLs with the intent of reducing volatility in our cash flows due to fluctuations in commodity prices. See Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operation and Item 7A. Quantitative and Qualitative Disclosures About Market Risk as set forth in this report for more information about our risk management policies and procedures.

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

  The Partnership's substantial debt and other financial obligations could impair our financial condition, results of operations and cash flows and our ability to fulfill our debt obligations.

        The Partnership has substantial indebtedness and other financial obligations. Subject to the restrictions governing the Partnership's indebtedness and other financial obligations, and the indenture governing their outstanding notes, the Partnership may incur significant additional indebtedness and other financial obligations.

        The Partnership's substantial indebtedness and other financial obligations could have important consequences. For example, they could:

  •
  make it more difficult for the Partnership to satisfy its obligations with respect to its existing debt;

  •
  impair the Partnership's ability to obtain additional financings in the future for working capital, capital expenditures, acquisitions, general corporate purposes or other purposes;

  •
  have a material adverse effect on the Partnership if it fails to comply with financial and restrictive covenants in their debt agreements, and an event of default occurs as a result of that failure that is not cured or waived;

  •
  require the Partnership to dedicate a substantial portion of its cash flow to payments on its indebtedness and other financial obligations, thereby reducing the availability of the Partnership's cash flow to fund working capital, capital expenditures, distributions and other general partnership requirements;

  •
  limit the Partnership's flexibility in planning for, or reacting to, changes in its business and the industry in which it operates; and

  •
  place the Partnership at a competitive disadvantage compared to its competitors that have proportionately less debt.

        Furthermore, these consequences could limit the Partnership's ability, and the ability of the its subsidiaries, to obtain future financings, make needed capital expenditures, withstand a future downturn in the its business or the economy in general, conduct operations or otherwise take advantage of business opportunities that may arise. The Partnership's existing credit facility contains covenants requiring us to maintain specified financial ratios and satisfy other financial conditions, which may limit our ability to grant liens on its assets, make or own certain investments, enter into any swap contracts other than in the ordinary course of business, merge, consolidate, or sell assets, incur indebtedness senior to the credit facility, make distributions on equity investments, and declare or make, directly or indirectly, any distribution on the Partnership common units. The Partnership obligations under the credit facility are secured by substantially all of its assets and guaranteed by them and all of their subsidiaries, other than the Partnership's operating company, which is the borrower under the credit facility. In particular, the Partnership may be unable to meet those ratios and conditions. Any future breach of any of these covenants or the Partnership's failure to meet any of these ratios or conditions could result in a default under the terms of their credit facility, which could result in acceleration of the Partnership's debt and other financial obligations. If the Partnership were unable to repay those amounts, the lenders could initiate a bankruptcy or liquidation proceeding, or proceed against the collateral.

  A significant decrease in natural gas production in the Partnership's areas of operation would reduce their ability to make distributions.

        The Partnership's gathering systems are connected to natural gas reserves and wells, from which the production will naturally decline over time, which means that the cash flows associated with these wells will also decline over time. To maintain or increase throughput levels on the partnership's gathering systems and the utilization rate at its processing plants and it's treating and fractionation facilities, they must continually obtain new natural gas supplies. The Partnership's ability to obtain additional sources of natural gas depends in part on the level of successful drilling activity near its gathering systems.

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

        Because of these factors, even if new natural gas reserves are discovered in areas served by the Partnership's assets, producers may choose not to develop those reserves. If the Partnership is not able to obtain new supplies of natural gas to replace the natural decline in volumes from existing wells due to reductions in drilling activity or competition, throughput on its pipelines and the utilization rates of its treating and processing facilities would decline, which could have a material adverse effect on its business, results of operations, financial condition and ability to make cash distributions.

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

        The renewal or replacement of existing contracts with the Partnership's customers at rates sufficient to maintain current revenues and cash flows depends on a number of factors beyond its control, including competition from other gatherers, processors, pipelines, fractionators, and the price of, and demand for, natural gas, NGLs and crude oil in the markets we serve. The Partnership's competitors include large oil, natural gas, refining and petrochemical companies, some of which have greater financial resources, more numerous or greater capacity pipelines, processing and other facilities, and greater access to natural gas and NGL supplies than the Partnership does. Additionally, the Partnership's customers that gather gas through facilities that are not otherwise dedicated to the Partnership may develop their own processing and fractionation facilities in lieu of using the Partnership's services. Certain of the Partnership's competitors may also have advantages in competing for acquisitions, or other new business opportunities, because of their financial resources and synergies in operations.

        As a consequence of the increase in competition in the industry, and the volatility of natural gas prices, end-users and utilities are reluctant to enter into long-term purchase contracts. Many end-users purchase natural gas from more than one natural gas company and have the ability to change providers at any time. Some of these end-users also have the ability to switch between gas and alternative fuels in response to relative price fluctuations in the market. Because there are numerous companies of greatly varying size and financial capacity that compete with the Partnership in the marketing of natural gas, the Partnership often competes in the end-user and utilities markets primarily on the basis of price. The inability of the Partnership's management to renew or replace its current contracts as they expire and to respond appropriately to changing market conditions could affect its profitability.

  Relative changes in NGL product and natural gas prices may adversely impact our results due to frac spread, natural gas and liquids exposure.

        We are exposed to frac spread risk. Under our keep-whole arrangements, our principal cost is delivering dry gas of an equivalent Btu content to replace Btus extracted from the gas stream in the form of NGLs, or consumed as fuel during processing. The spread between the NGL product sales price and the purchase price of natural gas with an equivalent Btu content is called the "frac spread." Generally, the frac spread and, consequently, the net operating margins are positive under these contracts. In the event natural gas becomes more expensive on a Btu equivalent basis than NGL products, the cost of keeping the producer "whole" results in operating losses.

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

        As we discuss in our Management's Report on Internal Control over Financial Reporting in Part II, Item 9A, "Controls and Procedures," of this Form 10-K/A, we have discovered deficiencies, including a material weakness, in our internal controls over financial reporting as of December 31, 2006. In particular, we identified the presence of, the following material weakness:

        There was an issue related to our prior year material weakness that had not been fully remediated at year-end. As of year-end, management did not have a process in place for monitoring previously existing contracts for certain technical accounting issues such as accounting for derivatives and revenue recognition and had not conducted a comprehensive review of all significant contracts entered into prior to 2006 for the purpose of ensuring that determinations about derivatives and revenue recognition issues were made appropriately and remained appropriate. A comprehensive review was deemed necessary because the determinations related to these historical contracts were originally made in an environment where material weaknesses are known to have existed.

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

  Transportation on certain of the Partnership's pipelines may be subject to federal or state rate and service regulation, and the imposition and/or cost of compliance with such regulation could adversely affect our profitability.

        Some of the Partnership's gas, liquids and crude oil transmission operations are subject to rate and service regulations under FERC or various state regulatory bodies, depending upon jurisdiction. FERC generally regulates the transportation of natural gas and oil in interstate commerce, and FERC's regulatory authority includes: facilities construction, acquisition, extension or abandonment of services or facilities; accounts and records; and depreciation and amortization policies. Intrastate natural gas pipeline operations and transportation on proprietary natural gas or petroleum products pipelines are generally not subject to regulation by FERC, and the Natural Gas Act ("NGA") specifically exempts some gathering systems. Yet such operations may still be subject to regulation by various state agencies. The applicable statutes and regulations generally require that the Partnership's rates and terms and conditions of service provide no more than a fair return on the aggregate value of the facilities used to render services. The Partnership cannot assure their unitholders that FERC will not at some point determine that such gathering and transportation services are within its jurisdiction, and regulate such services. FERC rate cases can involve complex and expensive proceedings. For more information regarding regulatory matters that could affect our business, see Item 1. Business—Regulatory Matters.

  The Partnership is indemnified for liabilities arising from an ongoing remediation of property on which its facilities are located and its results of operation and its ability to make payments of principal and interest on its debt and distributions to its unitholders could be adversely affected if the indemnifying party fails to perform its indemnification obligation.

        Columbia Gas is the previous or current owner of the property on which the Partnership's Kenova, Boldman, Cobb and Kermit facilities are located, and is the previous operator of its Boldman and Cobb facilities. Columbia Gas has been, or is currently, involved in investigatory or remedial activities with respect to the real property underlying the Boldman and Cobb facilities, pursuant to an "Administrative Order by Consent for Removal Actions" entered into by Columbia Gas and the U.S.

Environmental Protection Agency and, in the case of the Boldman facility, an "Agreed Order" with the Kentucky Natural Resources and Environmental Protection Cabinet.

        Columbia Gas has agreed to retain sole liability and responsibility for, and to indemnify MarkWest Hydrocarbon against, any environmental liabilities associated with these regulatory orders or the real property underlying these facilities to the extent such liabilities arose prior to the effective date of the agreements pursuant to which such properties were acquired or leased from Columbia Gas. At the closing of our initial public offering, MarkWest Hydrocarbon assigned us the benefit of its indemnity from Columbia Gas with respect to the Cobb, Boldman and Kermit facilities. While the Partnership is not a party to the agreement under which Columbia Gas agreed to indemnify MarkWest Hydrocarbon with respect to the Kenova facility, MarkWest Hydrocarbon has agreed to provide to the benefit of its indemnity, as well as any other third party environmental indemnity of which it is a beneficiary. MarkWest Hydrocarbon has also agreed to provide an additional environmental indemnity pursuant to the terms of the Omnibus Agreement. The Company's results of operation and ability to make cash distributions could be adversely affected if, in the future, Columbia Gas fails to perform under the indemnification provisions of which the Company is the beneficiary.

  Our business is subject to federal, state and local laws and regulations with respect to environmental, safety and other regulatory matters, and the violation of or the cost of compliance with such laws and regulations could adversely affect our profitability.

        Numerous governmental agencies enforce complex and stringent laws and regulations on a wide range of environmental, safety and other regulatory matters. We could be adversely affected by increased costs due to stricter pollution-control requirements or liabilities resulting from non-compliance with operating or other regulatory permits. New environmental laws and regulations might adversely influence our products and activities. Federal, state and local agencies also could impose additional safety requirements, any of which could affect our profitability. In addition, we face the risk of accidental releases or spills associated with our operations. These could result in material costs and liabilities, including those relating to claims for damages to property and persons. Our failure to comply with environmental or safety-related laws and regulations could result in administrative, civil and criminal penalties, the imposition of investigatory and remedial obligations and even injunctions that restrict or prohibit our operations. For more information regarding the environmental, safety and other regulatory matters that could affect our business, see Item 1 Business—Regulatory Matters and Environmental Matters.

  MarkWest Energy Partners may not be able to successfully execute its business plan and may not be able to grow its business, which could adversely affect the value of our investment in the limited partner units and the general partnership interests in MarkWest Energy Partners.

        MarkWest Energy Partners' ability to successfully operate its business, generate sufficient cash to pay the minimum quarterly cash distributions to its unitholders, and to allow for growth, is subject to a number of risks and uncertainty. Similarly, MarkWest Energy Partners may not be able to successfully expand its business through acquiring or growing its assets, because of various factors, including economic and competitive factors beyond its control. If MarkWest Energy Partners is unable to grow its business, or execute on its business plan, the market price of the common units is likely to decline, causing the limited partner units and the general partner interest we hold in MarkWest Energy Partners to also decline in value.

  Our cash flow would be adversely affected if operations at any of the Partnership's facilities were interrupted.

        The Partnership's operations depend upon the infrastructure that it has developed, including processing and fractionation plants, storage facilities, and various means of transportation. Any significant interruption at these facilities or pipelines, or the Partnership's inability to transmit natural gas or NGLs, or transport crude oil to or from these facilities or pipelines for any reason, would adversely affect our results of operations and cash flows. Operations at the Partnership's facilities could be partially or completely shut down, temporarily or permanently, as the result of circumstances not within its control, such as:

  •
  unscheduled turnarounds or catastrophic events at our physical plants;

  •
  labor difficulties that result in a work stoppage or slowdown; or

  •
  a disruption in the supply of crude oil to the Partnership's crude oil pipeline, natural gas to its processing plants or gathering pipelines, or a disruption in the supply of NGLs to the Partnership's transportation pipeline and fractionation facility.

  Due to the Partnership's lack of asset diversification, adverse developments in the Partnership's gathering, processing, transportation, transmission, fractionation and storage businesses would reduce the Partnership's ability to make distributions to its unitholders.

        We rely on the revenues generated from the Partnership's gathering, processing, transportation, transmission, fractionation and storage businesses. An adverse development in one of these businesses would have a significantly greater impact on our financial condition and results of operations than if we maintained more diverse assets.

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

        The Partnership's operations require skilled and experienced laborers with proficiency in multiple tasks. In recent years, a shortage of workers trained in various skills associated with the midstream energy business has caused us to conduct certain operations without full staff, which decreases our productivity and increases our costs. This shortage of trained workers is the result of the previous generation's experienced workers reaching the age for retirement, combined with the difficulty of attracting new laborers to the midstream energy industry. Thus, this shortage of skilled labor could continue over an extended period. If the shortage of experienced labor continues or worsens, it could have an adverse impact on our labor productivity and costs and our ability to expand production in the event there is an increase in the demand for our products and services, which could adversely affect our profitability.

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

  MarkWest Energy Partners' Properties

  Gas Processing Facilities

        The locations and approximate throughput capacity of MarkWest Energy Partners' gas processing facilities as of and for the year ended December 31, 2006, are as follows:

				Year ended December 31, 2006
Facility	Location	Year of Initial Construction	Design Throughput Capacity	Natural Gas Throughput	Utilization of Design Capacity	NGL Throughput
			(Mcf/d)	(Mcf/d)		(Gal/d)
East Texas:
East Texas processing plant	Panola County, TX	2005	200,000	161,300	81%	NA
Oklahoma:
Arapaho processing plant	Custer County, OK	2000	90,000	87,500	97%	217,000
Appalachia:
Kenova processing plant(1)	Wayne County, WV	1996	160,000	133,000	83%	NA
Boldman processing plant(1)	Pike County, KY	1991	70,000	41,000	59%	NA
Maytown processing plant(1)	Floyd County, KY	2000	55,000	59,000	107%	NA
Cobb processing plant	Kanawha County, WV	2005	25,000	28,000	112%	NA
Kermit processing plant(1) (2)	Mingo County, WV	2001	32,000	NA	NA	NA
Michigan:
Fisk processing plant	Manistee County, MI	1998	35,000	6,500	19%	15,500
Gulf Coast:
Javelina processing plant(3)	Corpus Christi, TX	1989	142,000	124,000	87%	1,098,483

(1)
A portion of the gas processed at Maytown and Boldman plants, and all of the gas processed at Kermit plant, is further processed at Kenova plant to recover additional NGLs.

(2)
The Kermit processing plant is operated by a third party solely to prevent liquids from condensing in the gathering and transmission pipelines upstream of MarkWest Energy Partners' Kenova plant. The Partnership does not receive Kermit gas volume information but does receive all of the liquids produced at the Kermit facility.

(3)
MarkWest Energy Partners acquired the Javelina processing plant on November 1, 2005.

  Fractionation Facility

        The location, approximate capacity, and throughput of MarkWest Energy Partners' fractionation facility as of and for the year ended December 31, 2006, is as follows:

				Year ended December 31, 2006
Pipeline	Location	Year of Initial Construction	Design Throughput Capacity	NGL Throughput	Utilization of Design Capacity
			(Gal/d)	(Gal/d)
Appalachia:
Siloam fractionation plant	South Shore, KY	1957	600,000	455,000	76%

  Natural Gas Gathering Systems and Pipelines

        The name, approximate length in miles, geographical location, and throughput of MarkWest Energy Partners' natural gas pipelines as of and for the year ended December 31, 2006, are as follows:

					Year ended December 31, 2006
Facility	Location	Miles	Year of Initial Construction	Design Throughput Capacity	Natural Gas Throughput	Utilization of Design Capacity
				(Mcf/d)	(Mcf/d)
East Texas:
East Texas gathering system	Panola County, TX	311	1990	410,000	378,000	92%
Oklahoma:
Foss Lake gathering system	Roger Mills, Ellis and Custer County, OK	240	1998	100,000	87,500	88%
Grimes gathering system(4)	Beckham, Roger Mills Counties, OK	25	2005	25,000	NA	NA
Woodford Shale gathering system(5)	Hughes, Pittsburg and Coal Counties, OK	40	2006	45,000	34,000	76%
Other Southwest:
Appleby gathering system	Nacogdoches County, TX	139	1990	50,000	34,200	68%
Other gathering systems(6)	Various		Various	52,570	18,300	35%
Michigan:
90-mile gas gathering pipeline	Manistee, Mason and Oceana Counties, MI	90	1994-1998	35,000	6,500	19%

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

  NGL Pipelines

        The name, approximate length in miles, geographical location, and throughput of MarkWest Energy Partners' NGL pipelines as of and for the year ended December 31, 2006, are as follows:

					Year ended December 31, 2006
Pipeline	Location	Miles	Year of Initial Construction	Design Throughput Capacity	NGL Throughput	Utilization of Design Capacity
				(Gal/d)	(Gal/d)
Appalachia:
Maytown to Institute(7)	Floyd County, KY to Kanawha County, WV	100	1956	250,000	132,000	53%
Ranger to Kenova(8)	Lincoln County, WV to Wayne County, WV	40	1976	831,000	132,000	16%
Kenova to Siloam	Wayne County, WV to South Shore, KY	40	1957	831,000	389,000	47%
East Texas:
East Texas liquid line	Panola County, Texas	37.5	2005	630,000	442,300	70%

(7)
Represents a leased pipeline, of which the 40 miles extending from Ranger to Institute is currently unused.

(8)
NGLs transported through the Ranger to Kenova pipeline are combined with NGLs recovered at the Kenova facility and the combined NGL stream is transported in the Kenova to Siloam pipeline to Siloam.

  Crude Oil Pipeline

        The name, approximate length in miles, geographical location, and throughput of MarkWest Energy Partners' crude oil pipeline as of and for the year ended December 31, 2006, is as follows:

				Design	Year ended December 31, 2006
Pipeline	Location	Miles	Year of Initial Construction	Throughput Capacity	NGL Throughput	Utilization of Design Capacity
				(Gal/d)	(Gal/d)
Michigan:
Michigan crude pipeline	Manistee County, MI to Crawford County, MI	250	1973	60,000	14,500	24%

Title to Properties

  MarkWest Hydrocarbon Standalone

        MarkWest Hydrocarbon Standalone believes that it has satisfactory title to all of its assets.

  MarkWest Energy Partners

        Substantially all of the Partnership's pipelines are constructed on rights-of-way granted by the apparent record owners of the property. Lands over which pipeline rights-of-way have been obtained may be subject to prior liens that have not been subordinated to the right-of-way grants. The Partnership has obtained, where determined necessary, permits, leases, license agreements and franchise ordinances from public authorities to cross over or under, or to lay facilities in or along water courses, county roads, municipal streets and state highways, as applicable. The Partnership has also obtained easements and license agreements from railroad companies to cross over or under railroad properties or rights-of-way. Many of these authorizations and grants are revocable at the election of the grantor. In some cases, property on which the Partnership's pipelines were built was purchased in fee or held under long-term leases. The Partnership's Siloam fractionation plant and Kenova processing plant are on land that it owns in fee.

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

        The Partnership has pledged substantially all of its assets to secure the debt of its subsidiary, MarkWest Energy Operating Company, L.L.C. (the "Operating Company"), as discussed in Note 12 of the accompanying consolidated financial statements.

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

        In 2005 MarkWest Hydrocarbon, the Partnership, several of its affiliates, and an unrelated co-defendant, were served with three lawsuits, which in 2006 were consolidated into a single action captioned Ricky J. Conn, et al. v. MarkWest Hydrocarbon, Inc. et al., Floyd Circuit Court, Commonwealth of Kentucky, and Civil Action No. 05-CI-00137 (consolidated March 27, 2006 of three cases originally filed February, 2005). These actions involved third-party claims of property and personal injury damages sustained as a consequence of an NGL pipeline leak and an ensuing explosion and fire that occurred on November 8, 2004 in Ivel Kentucky. The pipeline was owned by an unrelated business entity, Equitable Production Company, and leased and operated by the Partnership's subsidiary, MEA. MEA transports NGLs from the Maytown gas processing plant to MEA's Siloam fractionator. The explosion and fire from the leaked vapors resulted in property damage to several residential structures and injuries to some of the residents.

        The Company notified its general liability insurance carriers of the incident and the lawsuits in a timely manner and coordinated its legal defense with the insurers. As of February 1, 2007, all of the claims in the litigation were fully settled, with MarkWest's insurance carrier and its co-defendant and its separate insurance carrier, funding the settlements.

        In June 2006, a Notice of Probable Violation and Proposed Civil Penalty (NOPV) (CPF No. 2-2006-5001) was issued by OPS to both MarkWest Hydrocarbon and Equitable Production Company, the owner of the pipeline, asserting six counts of violations of applicable regulations, and a proposed civil penalty in the aggregate amount of $1,070,000. An administrative hearing on the matter is presently set for the last week of March, 2007. One of the counts of violations, which count involves $825,000 of the $1,070,000 proposed penalty, concerns alleged activity in 1982 and 1987, which dates predate MarkWest's leasing and operation of the pipeline. MarkWest believes it has viable defenses to the remaining counts and will vigorously defend all applicable assertions of violations at the hearing.

        Related to the above referenced pipeline incident, MarkWest Hydrocarbon and the Partnership have filed an independent action captioned MarkWest Hydrocarbon, Inc., et al. v. Liberty Mutual Ins. Co., et al. (District Court, Arapahoe County, Colorado, Case No. 05CV3953 filed August 12, 2005), as removed to the U.S. District Court for the District of Colorado, (Civil Action No. 1:05-CV-1948, on October 7, 2005) against its All-Risks Property and Business Interruption insurance carriers as a result of the insurance companies' refusal to honor their insurance coverage obligation to pay the Company for certain expenses related to the pipeline incident. These include the Company's internal expenses and costs incurred for damage to, and loss of use of the pipeline, equipment and products; the extra transportation costs incurred for transporting the liquids while the pipeline was out of service; the reduced volumes of liquids that could be processed; and the costs of complying with the OPS Corrective Action Order (hydrostatic testing, repair/replacement and other pipeline integrity assurance measures). These expenses and costs have been expensed as incurred and any potential recovery from the All-Risks Property and Business Interruption insurance carriers will be treated as "other income" if and when it is received. Following initial discovery, the Company was granted leave of the Court to amend its complaint to add a bad faith claim, and a claim for punitive damages. The Company has not provided for a receivable for any of the claims in this action because of the uncertainty as to whether and how much the Company will ultimately recover under the policies. Discovery in the action is continuing. The Company has also asserted that the cost of pipeline testing, replacement and repair are subject to an equitable sharing arrangement with the pipeline owner, pursuant to the terms of the pipeline lease agreement.

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

        With regard to the Partnership's Javelina facility, MarkWest Javelina is a party with numerous other defendants to several lawsuits brought by various plaintiffs who had residences or businesses located near the Corpus Christi industrial area, an area which included the Javelina gas processing plant, and several petroleum, petrochemical and metal processing and refining operations. These suits, Victor Huff v. ASARCO Incorporated, et al. (Cause No. 98-01057-F, 214th Judicial Dist. Ct., County of Nueces, Texas, original petition filed in March 3, 1998); Hipolito Gonzales et al. v. ASARCO Incorporated, et al., (Cause No. 98-1055-F, 214th Judicial Dist. Ct., County of Nueces, Texas, original petition filed in 1998); Jason and Dianne Gutierrez, individually and as representative of the estate of Sarina Galan Gutierrez (Cause No. 05-2470-A, 28th Judicial District, severed May 18, 2005, from the Gonzales case cited above); and Esmerejilda G. Valasquez, et al. v. Occidental Chemical Corp., et al.,

Case No. A-060352-C, 128thJudicial District, Orange County, Texas, original petition filed July 10, 2006; as refiled from previously dismissed petition captioned Jesus Villarreal v. Koch Refining Co. et al., Cause No. 05-01977-F, 214th Judicial Dist. Ct., County of Nueces, Texas, originally filed April 27, 2005), set forth claims for wrongful death, personal injury or property damage, harm to business operations and nuisance type claims, allegedly incurred as a result of operations and emissions from the various industrial operations in the area or from products Defendants allegedly manufactured, processed, used, or distributed. The Gonzales action was settled in early 2006 pursuant to a mediation held December 9, 2005. The other actions have been and are being vigorously defended and, based on initial evaluation and consultations; it appears at this time that these actions should not have a material adverse impact on the Partnership or us.

        In the ordinary course of business, the Company is a party to various other legal actions. While it is not possible to predict the outcome of the legal actions with certainty, management is of the opinion that appropriate provision and accruals for potential losses associated with all legal actions have been made in the financial statements. In the opinion of management, none of these actions, either individually or in the aggregate, will have a material adverse effect on the Company's financial condition, liquidity or results of operations.

Item 4. Submission of Matters to a Vote of Security Holders

        No matters were submitted to a vote in the fourth quarter of 2006.

PART II

Item 5. Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

        Our common stock trades on the American Stock Exchange ("AMEX") national market under the symbol "MWP." As of February 15, 2007, there were 11,992,520 shares of common stock outstanding held by 83 holders of record. The following table sets forth quarterly high and low sales prices as reported by the American Stock Exchange as well as the amount of cash dividends paid per share per quarter for 2006 and 2005. All numbers have been retroactively restated to give effect to the May 2006 stock dividend.

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

Dividend Policy

        The Company does not have a formal dividend policy. The Company's objective, however, is to maintain a regular quarterly dividend. Payment of dividends in the future will depend on our earnings, financial condition and contractual restrictions, including those under our bank line of credit or imposed by law and other factors deemed relevant by our Board of Directors.

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

Securities Authorized for Issuance under Equity Compensation Plans

        The following table provides information as of December 31, 2006, about the shares of our common stock and units of the Partnership that may be issued upon the exercise of options, warrants and rights under all of the Company's existing equity compensation plans.

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

	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights(1)	Number of securities remaining available for future issuance under equity compensation plans
Equity compensation plans approved by security holders:
MarkWest Hydrocarbon
1996 Stock Incentive Plan—(stock options)	65,635	$7.48	—
1996 Stock Incentive Plan—(restricted stock)	30,793	—	—
2006 Stock Incentive Plan—(restricted stock)	10,900	—	989,100

Total	107,328	—	989,100

Equity compensation plans not approved by security holders:
MarkWest Energy Partners
Long-Term Incentive Plan—(restricted units)	125,200	—	128,242
Long-Term Incentive Plan—(unit options)	—	—	600,000

Total	125,200	—	728,242

(1)
Restricted stock and units are granted with no exercise or conversion price.

Item 6. Selected Financial Data

        The following table sets forth selected consolidated historical financial and operating data for MarkWest Hydrocarbon. We have derived the summary selected historical financial data from our consolidated financial statements and related notes. Certain amounts below have been restated to reflect the Partnership's conclusion that certain types of revenue transactions were incorrectly accounted for net as an agent and should have been recorded in a gross presentation in the Partnership's East Texas segment. Refer to Note 24 to the accompanying consolidated financial statements included in Item 8 of this Form 10-K/A for a more detailed explanation of the financial statement restatements. All earnings per share and dividend information have been updated to reflect the May 2006 stock dividend. The selected financial data should be read in conjunction with the consolidated financial statements, including the notes thereto, and Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operation.

	Year ended December 31,
	2006(4)	2005(1)(4)	2004(2)(4)	2003(3)	2002
	(As restated)	(As restated)
Statement of Operations:
Revenues:
Revenue	$829,298	$759,381	$482,483	$209,268	$155,787
Derivative gain (loss)	10,383	(3,198)	(4,565)	—	—

Total revenue	839,681	756,183	477,918	209,268	155,787

Operating expenses:
Purchased product costs	566,286	625,090	381,066	187,544	127,526
Facility expenses	57,403	45,577	28,580	20,957	17,145
Selling, general and administrative expenses	63,038	33,350	28,132	15,865	9,614
Depreciation	31,010	20,829	16,895	8,795	6,016
Amortization of intangible assets	16,047	9,656	3,640	—	—
Accretion of asset retirement obligations	102	160	15	—	—
Impairments	—	—	130	2,187	—

Total operating expenses	733,886	734,662	458,458	235,348	160,301

Income (loss) from operations	105,795	21,521	19,460	(26,080)	(4,514)
Earnings (losses) from unconsolidated affiliates	5,316	(2,153)	—	—	—
Interest income	1,574	1,060	647	106	65
Interest expense	(40,942)	(22,622)	(9,383)	(4,347)	(2,474)
Amortization of deferred financing costs and original issue discount (a component of interest expense)	(9,229)	(6,979)	(5,281)	(2,104)	(4,343)
Gain on sale of non-operating assets	—	—	—	—	5,454
Dividend income	447	392	259	—	—
Miscellaneous income (expense)	11,537	266	788	(92)	(73)

Income (loss) before income taxes	74,498	(8,515)	6,490	(32,517)	(5,885)
Income tax (expense) benefit:
Current	179	(554)	(20)	13,085	3,057
Deferred	(5,431)	2,358	(58)	—	—

Income tax (expense) benefit	(5,252)	1,804	(78)	13,085	3,057
Non-controlling interest in net income of consolidated subsidiary	(59,709)	(91)	(7,315)	(2,988)	(1,947)

Income (loss) from continuing operations	9,537	(6,802)	(903)	(22,420)	(4,775)
Income from discontinued operations	—	—	—	11,443	1,766

Income (loss) before cumulative effect of accounting change	9,537	(6,802)	(903)	(10,977)	(3,009)
Cumulative effect of change in accounting for asset retirement obligations, net of income taxes	—	—	—	(29)	—

Net income (loss)	$9,537	$(6,802)	$(903)	$(11,006)	$(3,009)

Net income (loss) from continuing operations per share:
Basic	$0.80	$(0.57)	$(0.08)	$(1.97)	$(0.42)

Diluted	$0.79	$(0.57)	$(0.08)	$(1.97)	$(0.42)

Net income (loss) per share:
Basic	$0.80	$(0.57)	$(0.08)	$(0.97)	$(0.27)

Diluted	$0.79	$(0.57)	$(0.08)	$(0.97)	$(0.27)

Weighted average number of outstanding shares of common stock (numbers adjusted to reflect stock dividends):
Basic	11,939	11,864	11,755	11,361	11,314

Diluted	12,033	11,864	11,755	11,361	11,314

Cash dividend declared per common share	$0.793	$0.364	$0.087	NA	NA

Balance Sheet Data (at December 31):
Working capital	$66,030	$61,156	$53,907	$44,747	$(4,331)
Property, plant and equipment, net	554,335	494,698	283,193	232,257	211,518
Total assets	1,203,241	1,132,304	593,574	280,495	257,503
Total long-term debt	526,865	608,762	225,000	126,200	64,223
Stockholder's equity	41,489	39,982	49,761	50,914	53,139
Cash Flow Data:
Net cash flow provided by (used in):
Operating activities	$165,969	$16,874	$26,616	$(6,411)	$36,301
Investing activities	(122,046)	(445,848)	(303,017)	(36,887)	(22,719)
Financing activities	(16,047)	437,098	247,101	78,956	(9,520)

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

(4)
See Note 24 to consolidated financial statements included in Item 8 of this Form 10-K/A.

  Operating Data

	Year ended December 31,
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
Oklahoma:
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

(7)
The Partnership acquired the Javelina system (Gulf Coast) on November 1, 2005.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operation

        Management's Discussion and Analysis ("MD&A") contains statements that are forward-looking and should be read in conjunction with "Selected Consolidated Financial Data" and our consolidated financial statements and accompanying notes included elsewhere in this report. These statements are based on current expectations and assumptions that are subject to risks and uncertainties. Actual results could differ materially from those expressed or implied in the forward-looking statements as a result of a number of factors. Management's Discussion and Analysis gives effect to the restatement as discussed in Note 24 to the accompanying consolidated financial statements included in Item 8 of this Form 10-K/A.

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

        A significant part of the Partnership's business strategy includes acquiring additional businesses that will allow it to increase distributions to its unitholders. The Partnership regularly considers and enters into discussions regarding potential acquisitions. These transactions may be effectuated quickly, may occur at any time and may be significant in size relative to the Partnership's existing assets and operations. The following is a brief summary of the Partnership's acquisitions through December 31, 2006.

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

  Financial Statement Restatement

        Subsequent to the issuance of the Company's consolidated financial statements for the year ended December 31, 2006, the Company and its Audit Committee, determined that previously issued consolidated financial statements for the years ended December 31, 2006 and 2005, including the quarters therein, should be restated to correct an error in accounting for certain revenue arrangements in the East Texas business segment of MarkWest Energy Partners, a wholly-owned subsidiary of the Company. Accordingly, the Audit Committee of the Company concluded that the consolidated financial statements for such periods should not be relied upon. Although the misstatement for the year ended December 31, 2004 was deemed immaterial, revenue and purchased product costs have both been increased by $17.8 million to reflect the correction of this error. The restatement involves transactions in which the Company has determined it acted as a principal instead of an agent, thereby giving rise to accounting for revenue from such activities on a gross rather than net basis. The Company arrived at this decision after an extensive review of its accounting for revenue arrangements consistent with the guidance in Emerging Issues Task Force ("EITF") Issue No. 99-19, Reporting Revenue Gross as a Principal versus Net as an Agent.

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

Year ended December 31, 2006, compared to the year ended December 31, 2005

        The following reconciles this non-GAAP financial measure to the most comparable GAAP financial measure for the years ended December 31, 2006 and 2005 (in thousands):

	MarkWest Hydrocarbon Standalone	MarkWest Energy Partners	Consolidating Entries	Total
Year ended December 31, 2006:
Revenues:
Revenue	$278,655	$624,279	$(73,636)	$829,298
Derivative gain	4,751	5,632	—	10,383

Total revenue	283,406	629,911	(73,636)	839,681
Purchased product costs	239,359	376,237	(49,310)	566,286

Net operating margin	44,047	253,674	(24,326)	273,395

Operating expenses:
Facility expenses	21,617	60,112	(24,326)	57,403
Selling, general and administrative expenses	18,853	44,185	—	63,038
Depreciation	1,017	29,993	—	31,010
Amortization of intangible assets	—	16,047	—	16,047
Accretion of asset retirement and lease obligations	—	102	—	102

Income from operations	2,560	103,235	—	105,795
Other income (expense):
Earnings from unconsolidated affiliates	—	5,316	—	5,316
Interest income	612	962	—	1,574
Interest expense	(276)	(40,666)	—	(40,942)
Amortization of deferred financing costs and original issue discount (a component of interest expense)	(135)	(9,094)	—	(9,229)
Dividend income	447	—	—	447
Miscellaneous income	437	11,100	—	11,537

Income before non-controlling interest in net income of consolidated subsidiary and income taxes	3,645	70,853	—	74,498
Income tax expense	(5,124)	(769)	641	(5,252)
Non-controlling interest in net income of consolidated subsidiary	—	—	(59,709)	(59,709)
Interest in net income of consolidated subsidiary	11,016	—	(11,016)	—

Net income	$9,537	$70,084	$(70,084)	$9,537

	MarkWest Hydrocarbon Standalone	MarkWest Energy Partners	Consolidating Entries	Total
Year ended December 31, 2005:
Revenues:
Revenue	$281,362	$542,941	$(64,922)	$759,381
Derivative loss	(1,347)	(1,851)	—	(3,198)

Total revenue	280,015	541,090	(64,922)	756,183
Purchased product costs	258,188	408,884	(41,982)	625,090

Net operating margin	21,827	132,206	(22,940)	131,093

Operating expenses:
Facility expenses	20,545	47,972	(22,940)	45,577
Selling, general and administrative expenses	11,777	21,573	—	33,350
Depreciation	1,295	19,534	—	20,829
Amortization of intangible assets	—	9,656	—	9,656
Accretion of asset retirement and lease obligations	1	159	—	160

Income (loss) from operations	(11,791)	33,312	—	21,521

Other income (expense):
Losses from unconsolidated affiliates	—	(2,153)	—	(2,153)
Interest income	693	367	—	1,060
Interest expense	(153)	(22,469)	—	(22,622)
Amortization of deferred financing costs and original issue discount (a component of interest expense)	(199)	(6,780)	—	(6,979)
Dividend income	392	—	—	392
Miscellaneous income	215	51	—	266

Income (loss) before non-controlling interest in net income of consolidated subsidiary and income taxes	(10,843)	2,328	—	(8,515)
Income tax benefit	1,804	—	—	1,804
Non-controlling interest in net income of consolidated subsidiary	—	27	(118)	(91)
Interest in net income of consolidated subsidiary	2,237	—	(2,237)	—

Net income (loss)	$(6,802)	$2,355	$(2,355)	$(6,802)

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

        Selling, general and administrative expenses.    Selling, general and administrative expenses increased by $7.1 million, or 60%, during the year ended December 31, 2006, compared to the corresponding period in 2005. This increase was primarily due to a $6.1 million non-cash increase to the participation plan compensation expense as a result of the Partnership's increased market value and increased labor and benefit costs of $0.9 million.

        Income taxes.    Income tax expense increased by $6.9 million due to higher pre-tax book income for the year ended December 31, 2006, compared to the corresponding period of 2005. The 2006 estimated annual effective income tax rate varies from the statutory rate mostly due to a change in the valuation allowance associated with the state net operating losses.

  MarkWest Energy Partners

        Revenue.    Revenue increased $81.3 million, or 15%, for the year ended December 31, 2006, compared to the corresponding period of 2005, mostly due to the Partnership's Javelina acquisition in November 2005, which contributed $55.1 million. Additionally, the start-up of several new gathering system expansions in East Texas resulted in a $45.8 million increase in revenue. These increases were partially offset by a decrease in Other Southwest of $23.1 million, which is mostly attributable to lower natural gas sales.

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

        Purchased product costs.    Purchased product costs decreased $32.6 million, or 8%, during the year ended December 31, 2006, compared to the corresponding period of 2005. This decrease was primarily due to a $23.6 million decrease in Oklahoma driven by an 18% decrease in purchase prices ($1.28/MMBtu); and a $25.3 million decrease in Other Southwest driven by lower natural gas sales. These decreases were partially offset by a $10.4 million increase in East Texas due to increases in volume and a $5.2 million increase in Appalachia due to increases in both prices ($0.10/Gal) and volumes (5,000 Gal/d).

        Facility expenses.    Facility expenses increased approximately $12.1 million, or 25%, during the year ended December 31, 2006, compared to the corresponding period of 2005. This increase was primarily due to the Partnership's November 2005 Javelina Acquisition, which contributed $9.0 million; a $5.2 million increase related to the new Carthage gas processing plant in East Texas, which started operations on January 1, 2006, and a $3.0 million increase in Oklahoma due primarily to increases in compression and sales. These increases were partially offset by a $5.4 million decrease in Appalachia due to costs incurred to repair the ALPS pipeline in 2005.

        Selling, general and administrative expense.    Selling, general and administrative expenses increased $22.6 million, or 105%, during the year ended December 31, 2006, relative to the comparable period in 2005. The increase is primarily due to higher non-cash, equity-based compensation expense of $12.0 million, primarily due to the Partnership's increased market value; increases in labor costs of $4.9 million related to increased costs for our existing employees plus the cost of additional personnel necessary to support our growth and strategic objectives; higher insurance expense and taxes of $2.4 million; and a one-time charge to terminate the old headquarters lease of $0.8 million.

        Depreciation.    Depreciation expenses increased $10.5 million, or 54%, during the year ended December 31, 2006, compared to the corresponding quarter of 2005, primarily due to the Partnership's November 2005 Javelina Acquisition, which contributed $5.4 million; and $2.9 million in East Texas primarily related to the to the new Carthage gas processing plant and Blocker gathering system.

        Earnings (losses) from unconsolidated affiliates.    Earnings (losses) from unconsolidated affiliates are primarily related to the Partnership's investment in Starfish, a joint venture with Enbridge Offshore Pipelines LLC. The Partnership accounts for its 50% interest using the equity method, and the financial results for Starfish are included as earnings (losses) from unconsolidated affiliates. During the year ended December 31, 2006, the Partnership's earnings from unconsolidated affiliates increased $7.5 million due to the restoration of operations resulting from the completion of the majority of repairs necessary after the 2005 hurricane season.

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

        Texas Margin tax.    The State of Texas passed a new tax law that subjects the Partnership to an entity-level tax on the portion of its income that is generated in Texas. We recorded a deferred tax liability of $0.8 million for the year ended December 31, 2006, related to the Partnership's temporary differences that are expected to reverse in future periods.

Year ended December 31, 2005, compared to the year ended December 31, 2004

        The following includes reconciliation to the most comparable GAAP financial measure of this non-GAAP financial measure for the years ended December 31, 2005 and 2004 (in thousands):

	MarkWest Hydrocarbon Standalone	MarkWest Energy Partners	Consolidating Entries	Total
Year ended December 31, 2005:
Revenues:
Revenue	$281,362	$542,941	$(64,922)	$759,381
Derivative loss	(1,347)	(1,851)	—	(3,198)

Total revenue	280,015	541,090	(64,922)	756,183
Purchased product costs	258,188	408,884	(41,982)	625,090

Net operating margin	21,827	132,206	(22,940)	131,093

Operating expenses:
Facility expenses	20,545	47,972	(22,940)	45,577
Selling, general and administrative expenses	11,777	21,573	—	33,350
Depreciation	1,295	19,534	—	20,829
Amortization of intangible assets	—	9,656	—	9,656
Accretion of asset retirement and lease obligations	1	159	—	160

Income (loss) from operations	(11,791)	33,312	—	21,521

Other income (expense):
Losses from unconsolidated affiliates	—	(2,153)	—	(2,153)
Interest income	693	367	—	1,060
Interest expense	(153)	(22,469)	—	(22,622)
Amortization of deferred financing costs and original issue discount (a component of interest expense)	(199)	(6,780)	—	(6,979)
Dividend income	392	—	—	392
Miscellaneous income	215	51	—	266

Income (loss) before non-controlling interest in net income of consolidated subsidiary and income taxes	(10,843)	2,328	—	(8,515)
Income tax benefit	1,804	—	—	1,804
Non-controlling interest in net income of consolidated subsidiary	—	27	(118)	(91)
Interest in net income of consolidated subsidiary	2,237	—	(2,237)	—

Net income (loss)	$(6,802)	$2,355	$(2,355)	$(6,802)

	MarkWest Hydrocarbon Standalone	MarkWest Energy Partners	Consolidating Entries	Total
Year ended December 31, 2004:
Revenues:
Revenue	$222,082	$319,939	$(59,538)	$482,483
Derivative loss	(3,745)	(820)	—	(4,565)

Total revenue	218,337	319,119	(59,538)	477,918
Purchased product costs	185,951	229,339	(34,224)	381,066

Net operating margin	32,386	89,780	(25,314)	96,852

Operating expenses:
Facility expenses	23,983	29,911	(25,314)	28,580
Selling, general and administrative expenses	11,999	16,133	—	28,132
Depreciation	1,339	15,556	—	16,895
Amortization of intangible assets	—	3,640	—	3,640
Accretion of asset retirement and lease obligations	2	13	—	15
Impairments	—	130	—	130

Income (loss) from operations	(4,937)	24,397	—	19,460
Other income (expense):
Interest income	560	87	—	647
Interest expense	(147)	(9,236)	—	(9,383)
Amortization of deferred financing costs and original issue discount (a component of interest expense)	(45)	(5,236)	—	(5,281)
Dividend income	259	—	—	259
Miscellaneous income (expense)	838	(50)	—	788

Income (loss) before non-controlling interest in net income of consolidated subsidiary and income taxes	(3,472)	9,962	—	6,490
Income tax expense	(78)	—	—	(78)
Non-controlling interest in net income of consolidated subsidiary	511	—	(7,826)	(7,315)
Interest in net income of consolidated subsidiary	2,136	—	(2,136)	—

Net income (loss)	$(903)	$9,962	$(9,962)	$(903)

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

  MarkWest Energy Partners

        Revenues.    Revenues for the year ended December 31, 2005, were higher by $223.0 million, or 70%, compared to 2004. The increase was primarily due to higher volumes and natural gas prices in the Partnership's Oklahoma operations, $80.3 million, and Other Southwest operations, $37.2 million, as well as operating the East Texas system for a full year, $88.5 million. Revenues reflected twelve months of activity during 2005 compared to five months of activity during 2004. Revenue also increased in Oklahoma during the year ended December 31, 2005 relative to the corresponding period of 2004 due to increased well volumes contracted to the gathering system, higher crude oil prices enhancing condensate sales and higher liquids revenue that resulted from ethane recovery during 2005 versus ethane rejection during 2004 that contributed to incremental revenue of $42.0 million. In addition, Other Southwest revenues increased $21.3 million due to a 27% increase in natural gas volumes, primarily on the Appleby and Edwards gathering systems.

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

        Purchased product costs.    Purchased product costs were higher during the year ended December 31, 2005, by $179.5 million, or 78%, compared to 2004. The combination of an increase in purchased volumes and price contributed to increases in Oklahoma and Other Southwest, primarily Appleby and Edwards, of $75.5 million and $37.1 million, respectively. In addition, the Partnership's July 30, 2004, East Texas system acquisition had incremental purchased product costs of $59.6 million due, in part, to being operational for a full year, but also higher prices.

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

        Depreciation.    Depreciation expense increased $4.0 million, or 26%, during the year ended December 31, 2005, compared to 2004 primarily due to the Partnership's 2004 East Texas acquisition, $3.3 million, and 2005 Gulf Coast acquisition, $1.1 million. These changes were offset by a decrease in depreciation in Appalachia, due to accelerated depreciation in 2004 for the old Cobb facility.

        Earnings (losses) from unconsolidated affiliates.    Earnings (losses) from unconsolidated affiliates are primarily related to the Partnership's investment in Starfish, a joint venture with Enbridge Offshore Pipelines LLC. The Partnership accounts for its 50% interest using the equity method, and the financial results for Starfish are included as earnings (losses) from unconsolidated affiliates. The Partnership completed their acquisition of Starfish on March 31, 2005. During the year ended December 31, 2005, the Partnership's losses from unconsolidated affiliates were by $2.2 million.

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

  Revenue Recognition

        The Company generates the majority of its revenues from natural gas gathering and processing, NGL fractionation, transportation and storage, and crude oil gathering and transportation. While all of these services constitute midstream energy operations, the Partnership provides its services pursuant to six different types of arrangements. In many cases, the Partnership provides services under contracts that contain a combination of more than one of the arrangements. The terms of the Partnership's contracts vary based on gas quality conditions, the competitive environment when the contracts are signed and customer requirements. Under all of the arrangements, revenue is recognized at the time the product is delivered and title is transferred. It is upon delivery and title transfer that the Partnership meets all four revenue recognition criteria, and it is at such time that the Partnership recognizes revenue.

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

  Derivative Instruments

        Statement of Financial Accounting Standards ("SFAS") No. 133, Accounting for Derivative Instruments and Hedging Activities, ("SFAS 133") established accounting and reporting standards requiring that derivative instruments (including certain derivative instruments embedded in other contracts) be recorded at fair value and included in the consolidated balance sheet as assets or liabilities. The accounting for changes in the fair value of a derivative instrument depends on the intended use of the derivative and the resulting designation, which is established at the inception. To the extent derivative instruments designated as cash flow hedges are effective, changes in fair value are recognized in other comprehensive income until the underlying hedged item is recognized in earnings. Effectiveness is evaluated by the derivative instrument's ability to offset changes in fair value or cash flows of the underlying hedged item. Any change in the fair value resulting from ineffectiveness is recognized immediately in earnings. Changes in the fair value of derivative instruments designated as fair value hedges, as well as the changes in the fair value of the underlying hedged item, are recognized currently in earnings. Any differences between the changes in the fair values of the hedged item and the derivative instrument represent gains or losses from ineffectiveness. To the extent that the Company elects hedge accounting treatment for specific derivatives, the Company formally documents, designates and assesses the effectiveness. As of December 31, 2006 and 2005, no transactions had been designated for hedge accounting treatment.

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

  Income Taxes

        The Company accounts for income taxes under the asset and liability method pursuant to the SFAS No. 109, Accounting for Income Taxes ("SFAS 109"). Under SFAS 109, deferred income taxes are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax basis and net operating loss and credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect of any tax rate change on deferred taxes is recognized in the period that includes the enactment date of the tax rate change. Realizability of deferred tax assets is assessed and, if not more likely than not, a valuation allowance is recorded to write down the deferred tax assets to their net realizable value.

  Intangible Assets

        The Company's intangible assets are comprised of customer contracts and relationships acquired in business combinations, recorded under the purchase method of accounting at their estimated fair values at the date of acquisition. Using relevant information and assumptions, management determines the fair value of acquired identifiable intangible assets. Fair value is generally calculated as the present value of estimated future cash flows using a risk-adjusted discount rate. The key assumptions include contract renewals, economic incentives to retain customers, historical volumes, current and future capacity of the gathering system, pricing volatility, and the discount rate. Amortization of intangibles with definite lives is calculated using the straight-line method over the estimated useful life of the intangible asset. The estimated economic life is determined by assessing the life of the assets to which the contracts or relationships relate, the likelihood of renewals, competitive factors, regulatory or legal provisions, and maintenance and renewal costs.

  Impairment of Long-Lived Assets

        The Company evaluates its long-lived assets, including intangibles, for impairment when events or changes in circumstances warrant such a review. A long-lived asset group is considered impaired when the estimated undiscounted cash flows from such asset group are less than the asset group's carrying value. In that event, a loss is recognized to the extent that the carrying value exceeds the fair value of the long-lived asset group. Fair value is determined primarily using estimated discounted cash flows. Management considers the volume of reserves behind the asset and future NGL product and natural gas prices to estimate cash flows. The amount of additional reserves developed by future drilling activity depends, in part, on expected natural gas prices. Projections of reserves, drilling activity and future commodity prices are inherently subjective and contingent upon a number of variable factors, many of which are difficult to forecast. Any significant variance in any of these assumptions or factors could materially affect future cash flows, which could result in the impairment of an asset.

        For assets identified to be disposed of in the future, the carrying value of these assets is compared to the estimated fair value, less the cost to sell, to determine if impairment is required. Until the assets are disposed of, an estimate of the fair value is re-determined when related events or circumstances change.

  Stock and Incentive Compensation Plans

        The Company adopted SFAS No. 123 (revised 2004), Share-Based Payment ("SFAS 123R") on January 1, 2006, using the modified prospective method. Prior to adopting SFAS 123R, the Company elected to measure compensation expense for equity-based employee compensation plans as prescribed by Accounting Principles Board Opinion No. 25 ("APB 25"), Accounting for Stock Issued to Employees.

        Under SFAS 123R, compensation expense is based on the fair value of the award. SFAS 123R classifies stock-based compensation as either equity or liability awards. The fair value on the date of grant for an award classified as equity is recognized over the requisite service period, with a corresponding credit to equity (generally, paid-in capital). The requisite service period is the period during which an individual is required to provide a service in exchange for the award. The requisite service period is estimated based on an analysis of the terms of the share-based payment award. Compensation expense for a liability award is based on the award's fair value, remeasured at each reporting date until the date of settlement. Additionally, compensation expense is reduced for an estimate of expected award forfeitures.

  MarkWest Hydrocarbon

  Stock Options

        Historically, stock options were issued under the Company's 1996 Stock Incentive Plan and 1996 Non-employee Director Stock Option Plan, (together the "1996 Plans"). In June 2006 shareholders approved the 2006 Stock Incentive Plan (the "2006 Plan") to replace the 1996 Plans. Under SFAS 123R, our stock options are categorized as equity awards. Compensation expense for stock options is measured based on the grant date fair value and is amortized into earnings over the service period as the options vest. While it was determined in 2005 that the Company does not intend to issue stock options in the future, they are available for issuance under the 2006 Plan. On December 1, 2006 a board resolution provided for the accelerated vesting of 14,950 unvested stock option grants. Consequently, as of December 31, 2006 the Company had no remaining unvested options or any unrecognized compensation expense pertaining to options.

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

  Participation Plan

        The Company has also entered into arrangements with certain directors and employees of the Company referred to as the Participation Plan. Under this plan, the Company sells subordinated units of the Partnership or interests in the Partnership's general partner, under a purchase and sale agreement. Both the subordinated unit and general partner interest transactions are considered compensatory arrangements due to the put-and-call provisions and the associated valuation being based on a formula instead of an independent third party valuation. The subordinated units convert to common units after a holding period. Historically, the Company has settled the subordinated units for cash when individuals leave the Company. The general partner interests have no definite term, but historically have been settled for cash when the employee leaves the Company. Under SFAS 123R, the subordinated units and general partner interests are classified as liability awards. As a result, the Company is required to mark to market the subordinated unit and general partner interest valuations at the end of each period.

        Under Topic 1-B of the codification of the Staff Accounting Bulletins, Allocation of Expenses and Related Disclosure in Financial Statements of Subsidiaries, Divisions or Lesser Business Components of Another Entity, some portion of compensation expense related to services provided by MarkWest Hydrocarbon's employees and directors recognized under the Participation Plan should be allocated to the Partnership. The allocation is based on the percent of time each employee devotes to the Company. Compensation attributable to interests sold to individuals who serve on both the board of MarkWest Hydrocarbon and the Board of Directors of the Partnership's general partner is allocated equally.

  MarkWest Energy Partners

  Restricted Units

        The Partnership issues restricted units under the MarkWest Energy Partners, L.P. Long-Term Incentive Plan. A restricted unit is a "phantom" unit that entitles the grantee to receive a common unit upon the vesting of the phantom unit or, at the discretion of the Compensation Committee, cash equivalent to the value of a common unit. The restricted units are treated as liability awards under SFAS 123R. As a result, the Partnership is required to mark to market the awards at the end of each reporting period. Compensation expense is remeasured for the phantom unit grants using the market price of MarkWest Energy Partners' common units at each reporting date. The fair value of the units awarded is amortized into earnings over the period of service and is adjusted monthly for the change in the fair value of the unvested units granted. The phantom units vest equally over a three year period.

        Vesting is accelerated for certain employees, if specified performance measures are met. The accelerated vesting criteria provisions are based on annualized distribution goals. If the Partnership's distributions are at or above the goal for a certain number of consecutive quarters, vesting of the employee's phantom units is accelerated. The general partner of the Partnership may also elect to accelerate the vesting of outstanding awards, which results in an immediate charge to operations for the unamortized portion of the award.

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

        Cash flows generated from our NGL marketing and natural gas supply operations are subject to volatility in energy prices, especially prices for NGLs and natural gas. Our cash flows are enhanced in periods when NGL prices are high relative to the price of the natural gas we purchase to satisfy our "keep-whole" contractual arrangements in Appalachia. Conversely, they are reduced in periods when the NGL prices are low relative to the price of natural gas we purchase to satisfy such contractual arrangements. Under "keep-whole" contracts, we retain and sell the NGLs produced in our processing operations for third-party producers, and then reimburse or "keep-whole" the producers for the energy content of the NGLs removed through the re-delivery to the producers of an equivalent amount (on a Btu basis) of dry natural gas. Generally, the value of the NGLs extracted is greater than the cost of replacing those Btus with dry gas, resulting in positive operating margins under these contracts. Periodically, natural gas becomes more expensive, on a Btu equivalent basis, than NGL products, and the cost of keeping the producer "whole" can result in operating losses.

  Debt

        In October 2004 the Company entered into a $25.0 million senior credit facility with a term of one year. The $25.0 million revolving facility has a variable interest rate based on the base rate or the London Inter Bank Offering Rate ("LIBOR"), as discussed below. In October, November and December 2005, the Company entered into the first, second and third amendments to the credit agreement. The first amendment to the credit facility extended the term of the original agreement to November 15, 2005. The second amendment reduced the lending amount from $25.0 million to $16.0 million, of which $6.0 million is committed to a letter of credit, leaving $10.0 million available for revolving loans. The second amendment also extended the term of the revolving credit to December 30, 2005. The third amendment extended the term of the revolving credit to January 31, 2006, and reduced the lending amount from $16.0 million to $13.5 million, of which $6.0 million is committed to a letter of credit, leaving $7.5 million available for revolving loans. On January 31, 2006, the Company entered into the first amended and restated credit agreement which reinstated the maximum lending limit of $25.0 million for a one year term. On August 18, 2006, the Company entered into the second amended and restated credit facility which increased the size of the facility from $25 million to $55 million, increasing the term of the agreement to three years and allowing the flexibility for MarkWest Hydrocarbon to directly invest in additional units of MarkWest Energy Partners to fund future growth opportunities.

        On February 16, 2007, the Company entered into the first amendment to the second amended and restated credit agreement, increasing the term by one year to August 20, 2010, and providing an additional $50 million of credit to enable the Company to meet margin requirements associated with its derivative instruments.

        The Company Credit Facility bears interest at a variable interest rate, plus basis points. The variable interest rate typically is based on the LIBOR; however, in certain borrowing circumstances the rate would be based on the higher of a) the Federal Funds Rate plus 0.5-1%, and b) a rate set by the Facility's administrative agent, based on the U.S. prime rate. The basis points correspond to the ratio of the Revolver Facility Usage to the Borrowing Base, ranging from 0.50% to 1.75% for Base Rate loans, and 1.50% to 2.75% for Eurodollar Rate loans. The Company pays a quarterly commitment fee on the unused portion of the credit facility at an annual rate ranging from 37.5 to 50.0 basis points.

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

    MarkWest Energy Partners

        The Partnership's primary source of liquidity to meet operating expenses and fund capital expenditures (other than for certain acquisitions) are cash flows generated by its operations and its access to equity and debt markets. The equity and debt markets, public and private, retail and institutional, have been the Partnership's principal source of capital used to finance a significant amount of its growth, including acquisitions.

        On December 29, 2005, MarkWest Energy Operating Company, L.L.C., a wholly owned subsidiary of MarkWest Energy Partners L.P., entered into the fifth amended and restated credit agreement ("Partnership Credit Facility"). It provides for a maximum lending limit of $615.0 million for a five-year term. The credit facility included a revolving facility of $250.0 million and a $365.0 million term loan. The term loan portion of the Partnership Credit Facility was repaid without penalty in October 2006 using a portion of the proceeds from the debt and equity offerings in 2006 leaving the revolving facility intact. Under certain circumstances, the Partnership Credit Facility can be increased from $250.0 million up to $450.0 million. The credit facility is guaranteed by the Partnership and all of the Partnership's subsidiaries and is collateralized by substantially all of the Partnership's assets and those of its subsidiaries. The borrowings under the credit facility bear interest at a variable interest rate, plus basis points. The variable interest rate typically is based on the LIBOR; however, in certain borrowing circumstances the rate would be based on the higher of a) the Federal Funds Rate plus 0.5-1%, and b) a rate set by the Partnership Credit Facility's administrative agent, based on the U.S. prime rate. The basis points correspond to the ratio of the Partnership's Consolidated Senior Debt (as defined in the Partnership Credit Facility) to Consolidated EBITDA (as defined in the Partnership Credit Facility), ranging from 0.50% to 1.50% for Base Rate loans, and 1.50% to 2.50% for Eurodollar Rate loans. The basis points will increase by 0.50% during any period (not to exceed 270 days) where the

Partnership makes an acquisition for a purchase price in excess of $50.0 million ("Acquisition Adjustment Period"). Borrowings under the Partnership Credit Facility were used to finance, in part, the Javelina acquisition discussed above. On December 31, 2006, the available borrowing capacity under the Partnership Credit Facility was $218.4 million.

        Cash generated from operations, borrowings under the Partnership Credit Facility and funds from the Partnership's private and public equity and debt offerings are its primary sources of liquidity. The timing of the Partnership's efforts to raise equity in 2006 was influenced by its failure to file in a timely manner its Annual Report on Form 10-K for the year ended December 31, 2004, and its quarterly report on Form 10-Q for the quarter ending March 31, 2005. However, as of October 11, 2006, the Partnership has the ability to incorporate by reference information from its future Securities and Exchange Commission ("SEC") filings into new registration statements in order to raise capital through a public offering. To raise additional capital through public debt or equity offerings, the Partnership is eligible to file a Form S-3, which is a short-form type of registration statement. On November 15, 2006, the Partnership filed a shelf registration statement on Form S-3, which became effective immediately and allows it to attempt to raise up to $500 million by issuing debt and equity securities in the future in registered offerings.

        At December 31, 2006, the Partnership and its wholly owned subsidiary MarkWest Energy Finance Corporation also have two series of senior notes outstanding, $225.0 million at a fixed rate of 6.875%, which will mature in November, 2014 (the "2014 Senior Notes") and senior notes of $271.9 million, net of an unamortized discount of $3.1 million, at a fixed rate of 8.5%, due in July 15, 2016 (the "2016 Senior Notes"). The proceeds from these notes were used to reduce the Partnership's outstanding debt under its credit facility. Subject to compliance with certain covenants, the Partnership may issue additional notes from time to time under the indenture pursuant to Rule 144A and Regulation S under the Securities Act of 1933. The estimated fair value of the 2014 notes was approximately $216.5 million and $207.0 million at December 31, 2006 and 2005, respectively.

        The 2016 Senior Notes will mature on July 15, 2016, and interest is payable each July 15 and January 15, commencing January 15, 2007. The Partnership closed this private placement of $200 million on July 6, 2006 and it completed the private placement of an additional $75 million under the indenture on October 20, 2006. The net proceeds from the July and October 2006 private placements were approximately $191.2 million and $74.5 million, respectively, after deducting the initial purchasers' discounts and legal, accounting and other transaction expenses. The Partnership used the net proceeds from the offerings to repay the term debt under the Partnership Credit Facility, and used the remaining net proceeds to fund both capital expenditures and general corporate expenses. Affiliates of several of the initial purchasers, including RBC Capital Markets Corporation, J.P. Morgan Securities Inc. and Wachovia Capital Markets, LLC, are lenders under the Partnership Credit Facility. The estimated fair value of the 2016 notes was $283.3 million at December 31, 2006.

        The indenture governing the 2014 Senior Notes and the 2016 Senior Notes limits the activity of the Partnership and its restricted subsidiaries. The provisions of such indenture place limits on the ability of the Partnership and its restricted subsidiaries to incur additional indebtedness; declare or pay dividends or distributions or redeem, repurchase or retire equity interests or subordinated indebtedness; make investments; incur liens; create any consensual limitation on the ability of the Partnership's restricted subsidiaries to pay dividends, make loans or transfer property to the Partnership; engage in transactions with the Partnership's affiliates; sell assets, including equity interests of the Partnership's subsidiaries; make any payment on or with respect to, or purchase, redeem, defease or otherwise acquire or retire for value any subordinated obligation or guarantor subordination obligation (except principal and interest at maturity); and consolidate, merge or transfer assets.

        On July 6, 2006, the Partnership completed its underwritten public offering of 6.0 million common units (the "Common Unit Offering") at a public offering price of $19.88 per common unit. In addition, on July 12, 2006, the Partnership completed the sale of an additional 600,000 common units to cover over-allotments in connection with the Common Unit Offering. The sale of units resulted in total gross proceeds of $131.2 million, and net proceeds of $123.3 million after the underwriters' commission and legal, accounting and other transaction expenses. The Partnership used the net proceeds from the offering, and the proceeds from the capital contribution from its general partner to maintain its 2% general partner interest in the Partnership, to retire a portion of the term debt under the Partnership Credit Facility.

        The Partnership's ability to pay distributions to its unitholders and to fund planned capital expenditures and make acquisitions will depend upon its future operating performance. That, in turn, will be affected by prevailing economic conditions in the Partnership's industry, as well as financial, business and other factors, some of which are beyond its control.

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

        Net cash provided by operating activities increased $149.1 million during the year ended December 31, 2006, compared to the year ended December 31, 2005. This increase resulted primarily from increases in both our net income and that of the non-controlling interest of the Partnership of $76.0 million; an increase in non-cash equity-based compensation expense of $17.5 million, primarily due to the Partnership's increased market value; an increase in income tax expense of $7.8 million; and an increase in our unrealized gains on derivative instruments of $5.2 million and increases in the changes of our operating assets and liabilities totaling $43.9 million.

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

        Net cash used in financing activities increased $453.1 million during the year ended December 31, 2006, compared to the year ended December 31, 2005. The increase was due primarily to net proceeds from additional long-term debt and private placements in 2005 to fund our acquisitions. Distributions to the Partnership's unitholders increased to $43.5 million in 2006 from $26.1 million in 2005.

Dividends to shareholders increased to $9.7 million during the year ended December 31, 2006 compared to $4.3 million in the prior year period.

Total Contractual Cash Obligations

        A summary of our total contractual cash obligations as of December 31, 2006, is as follows (in thousands):

	Payment Due by Period
Type of obligation	Total Obligation	Due in 2007	Due in 2008-2009	Due in 2010-2011	Thereafter
Long-term debt	$530,000	$—	$—	$30,000	$500,000
Interest expense on debt(1)	344,624	41,469	82,937	80,312	139,906
Operating leases	26,585	9,415	8,494	3,537	5,139
Purchase obligations	32,053	32,053	—	—	—
Other long-term liabilities	30,103	—	—	—	30,103

Total contractual cash obligations	$963,365	$82,937	$91,431	$113,849	$675,148

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

Matters Influencing Future Results

        During August and September 2005, Hurricanes Katrina and Rita caused severe and widespread damage to oil and gas assets in the Gulf of Mexico and Gulf Coast regions. Operations of the Partnership's unconsolidated affiliate, Starfish Pipeline Company were nominally impacted by Hurricane Katrina but were significantly impacted by Hurricane Rita. The Partnership is continuing to submit insurance claims on an on-going basis relating to both business interruption and property damage and have submitted $14.5 million in claims through January 31, 2007. The Partnership has recorded $11.0 million in insurance claims, net of Starfish insurance premiums with respect to its property loss claims, and it anticipates additional recoveries for expenses and losses incurred as repairs proceed. As of December 31, 2006, the Partnership has not recorded any insurance recoveries related to business interruption, due to the uncertainty around collection, but the Partnership has filed a claim for $3.5 million with its insurance carrier.

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

        The Partnership's affiliate, MEA operates the ALPS pipeline to transport NGLs from its Maytown gas processing plant to its Siloam fractionator. This pipeline is owned by Equitable Production Company ("Equitable"), and is leased and operated by MEA. On November 8, 2004, a leak and an ensuing fire occurred on the line in the area of Ivel, Kentucky, and the line was taken out of service pending investigation and repair. In accordance with an OPS Corrective Action Order, MEA successfully conducted a hydrostatic test of the affected portion of the ALPS pipeline in 2005 and OPS authorized a partial return to service of the affected pipeline in October 2005. As part of its ongoing operation of the ALPS pipeline, MEA continued to perform pipeline integrity assessments and implement an in-line inspection program on the ALPS pipeline. Preliminary data from a four mile section of its in-line inspection program identified areas for investigation and corrective action. In November 2006 MEA temporarily idled the line while additional assessment and investigation was undertaken to address these concerns. In late January 2007, MEA received the completed report from its in-line inspection operator and consultant. This report indicated areas of significant external corrosion or other defects in the four mile section of pipeline in which the in-line inspection was conducted. The assessment of this completed report, coupled with other information MEA has gathered, will continue to be reviewed and MEA will work with Equitable to determine what the most appropriate corrective action may be. In the interim, the pipeline will be maintained in idle status. MEA is trucking the NGLs produced from our Maytown plant to the Siloam fractionation facility while MEA is maintaining the pipeline in idle status, and as a result, operations have not been interrupted. The additional transportation costs associated with the trucking are not expected to have material adverse effect on our results of operations or financial positions.

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

        In June 2006 the Financial Accounting Standards Board ("FASB") issued Interpretation No. 48, Accounting for Uncertainty in Income Taxes an interpretation of FASB Statement No. 109 ("FIN 48"). The Company is currently evaluating the impact of FIN 48.

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

        We utilize a combination of fixed-price forward contracts, fixed-for-floating price swaps and options on the over-the-counter ("OTC") market. The Company may also enter into futures contracts traded on the New York Mercantile Exchange ("NYMEX"). Swaps and futures contracts allow us to manage volatility in our margins because corresponding losses or gains on the financial instruments are generally offset by gains or losses in our physical positions.

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

    MarkWest Hydrocarbon Standalone

        Subsequent to the issuance of the Company's 2006 financial statements, the Company's management determined that the "MarkWest Hydrocarbon Standalone" contract volumes as previously reported in columns "Fixed Physical Forwards" and "Fixed Swaps" incorrectly presented total volumes rather than daily volumes as noted. As a result, the contract volumes in the "Fixed Physical Forwards"

and "Fixed Swaps" columns within the "MarkWest Hydrocarbon Standalone" tables herein have been restated from the amounts previously reported to appropriately reflect daily contract volumes.

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

        The following tables summarize the current derivative positions specific to MarkWest Hydrocarbon Standalone's segment at December 31, 2006 (in thousands, except price data):

Fixed Physical Forwards	Contract Period	Price	Fair Value
Natural Gas – 6,371 MMBtu/d (sale)	Jan 2007	$10.48	$855
Natural Gas – 6,371 MMBtu/d (purchase)	Jan 2007	8.95	(575)
Natural Gas – 7,143 MMBtu/d (sale)	Feb 2007	10.76	834
Natural Gas – 7,143 MMBtu/d (purchase)	Feb 2007	9.07	(516)
Natural Gas – 6,308 MMBtu/d (sale)	Apr 2007	7.48	106
Natural Gas – 2,284 MMBtu/d (sale)	May 2007	7.48	32
Natural Gas – 4,665 MMBtu/d (sale)	Jun 2007	7.48	49

			$785

Fixed Swaps(1)	Contract Period	Price(2)	Fair Value
Crude – 139 Bbl/d (sale)	Apr 2007	$63.86	$(1)
Crude – 139 Bbl/d (sale)	Apr 2007	64.87	2
Crude – 955 Bbl/d (sale)	Apr-Jun 2007	71.33	562
Crude – 18 Bbl/d (sale)	May 2007	63.89	1
Crude – 18 Bbl/d (sale)	May 2007	65.35	(3)
Crude – 121 Bbl/d (sale)	Jun 2007	64.83	(1)
Crude – 121 Bbl/d (sale)	Jun 2007	65.81	2
Crude – 662 Bbl/d (sale)	Jul 2007	65.19	(9)
Crude – 662 Bbl/d (sale)	Jul 2007	66.17	10
Crude – 698 Bbl/d (sale)	Aug 2007	65.50	(11)
Crude – 698 Bbl/d (sale)	Aug 2007	66.48	9
Crude – 773 Bbl/d (sale)	Sep 2007	65.77	(13)
Crude – 773 Bbl/d (sale)	Sep 2007	66.75	9
Crude – 1,252 Bbl/d (sale)	Oct 2007	65.99	(25)
Crude – 1,252 Bbl/d (sale)	Oct 2007	66.97	12
Crude – 1,383 Bbl/d (sale)	Nov 2007	66.21	(28)
Crude – 1,383 Bbl/d (sale)	Nov 2007	67.19	11
Crude – 1,958 Bbl/d (sale)	Dec 2007	66.46	(35)
Crude – 1,958 Bbl/d (sale)	Dec 2007	67.35	16
Natural Gas – 7,088 MMBtu/d (purchase)	Apr 2007	8.16	(279)
Natural Gas – 86,850 MMBtu/d (purchase)	May 2007	8.08	(3,039)
Natural Gas – 13,167 MMBtu/d (purchase)	Jun 2007	8.16	(432)
Natural Gas – 12,581 MMBtu/d (purchase)	Jul 2007	8.29	(443)
Natural Gas – 12,258 MMBtu/d (purchase)	Aug 2007	8.35	(408)
Natural Gas – 4,833 MMBtu/d (purchase)	Sep 2007	8.38	(149)
IsoButane – 6,231 Gal/d (sale)	Jan 2007	1.23	15
IsoButane – 4,210 Gal/d (sale)	Jan-Mar 2007	1.17	8
IsoButane – 1,974 Gal/d (sale)	Jan-Mar 2007	1.14	(1)
IsoButane – 4,328 Gal/d (sale)	Feb 2007	1.16	1
IsoButane – 3,007 Gal/d (sale)	Feb-Mar 2007	1.35	36
IsoButane – 1,806 Gal/d (sale)	Mar 2007	1.28	8
Natural Gasoline – 17,756 Gal/d (sale)	Jan 2007	1.46	72
Natural Gasoline – 12,446 Gal/d (sale)	Jan-Mar 2007	1.37	52
Natural Gasoline – 10,468 Gal/d (sale)	Feb 2007	1.33	2
Natural Gasoline – 10,034 Gal/d (sale)	Feb-Mar 2007	1.59	159
Natural Gasoline – 4,387 Gal/d (sale)	Mar 2007	1.62	40
Normal Butane – 21,018 Gal/d (sale)	Jan 2007	1.20	51
Normal Butane – 18,981 Gal/d (sale)	Jan-Mar 2007	1.13	24
Normal Butane – 13,879 Gal/d (sale)	Feb 2007	1.12	1
Normal Butane – 10,712 Gal/d (sale)	Feb-Mar 2007	1.29	108
Normal Butane – 5,839 Gal/d (sale)	Mar 2007	1.28	30
Propane – 211,643 Gal/d (sale)	Jan 2007	1.09	1,071
Propane – 3,559 Gal/d (sale)	Jan-Feb 2007	1.05	26
Propane – 71,516 Gal/d (sale)	Jan-Mar 2007	0.96	284
Propane – 178,742 Gal/d (sale)	Feb 2007	1.06	695
Propane – 23,797 Gal/d (sale)	Feb-Mar 2007	1.18	360
Propane – 25,806 Gal/d (sale)	Mar 2007	1.13	174

			$(1,026)

Forward Physical Contracts	Price(2)	Fair Value
Natural Gas – 9,000 MMBtu/d	$7.56	$(1,417)

Current – Total MarkWest Hydrocarbon Standalone		$(1,658)

    (1)
    Swaps represent fixed forward sales and purchases, which, in combination economically hedge our frac spread position.

    (2)
    A weighted average is used for grouped positions.

        The following table summarizes the non-current derivative positions specific to MarkWest Hydrocarbon Standalone's segment at December 31, 2006 (in thousands, except price data):

Fixed Swaps(1)	Contract Period	Price	Fair Value
Crude – 2,181 Bbl/d (sale)	Jan 2008	$67.48	$16
Crude – 2,181 Bbl/d (sale)	Jan 2008	66.59	(40)
Crude – 1,956 Bbl/d (sale)	Feb 2008	67.58	12
Crude – 1,956 Bbl/d (sale)	Feb 2008	66.70	(35)
Crude – 1,160 Bbl/d (sale)	Mar 2008	67.67	7
Crude – 1,160 Bbl/d (sale)	Mar 2008	66.78	(23)

Non-current – Total MarkWest Hydrocarbon Standalone			$(63)

    (1)
    Swaps represent fixed forward sales to hedge our production of NGLs.

        A summary of MarkWest Hydrocarbon Standalone's commodity derivative instruments is provided below (in thousands):

	December 31,
	2006	2005
Fair value of derivative instruments:
Current asset	$5,727	$—
Noncurrent asset	35	—
Current liability	7,385	—
Noncurrent liability	98	—

        MarkWest Hydrocarbon Standalone entered into the following derivative positions subsequent to December 31, 2006:

Fixed Physical Forwards	Contract Period	Price(2)
Natural Gas – 34,783 MMBtu/d (purchase)	Jan 2007	$5.96
Natural Gas – 25,806 MMBtu/d (sale)	Jan 2007	6.66

Fixed Swaps(1)	Contract Period	Price(2)
Natural Gas – 4,069 MMBtu/d (purchase)	Apr 2008	$8.05
Natural Gas – 15,531 MMBtu/d (purchase)	Apr-Jun 2008	8.01
Natural Gas – 5,360 MMBtu/d (purchase)	May 2008	7.93
Natural Gas – 5,482 MMBtu/d (purchase)	Jun 2008	7.98
Natural Gas – 15,755 MMBtu/d (purchase)	Jul 2008	8.05
Natural Gas – 15,531 MMBtu/d (purchase)	Jul-Sep 2008	8.10
Natural Gas – 15,755 MMBtu/d (purchase)	Aug 2008	8.11
Natural Gas – 16,280 MMBtu/d (purchase)	Sep 2008	8.16
Natural Gas – 4,069 MMBtu/d (purchase)	Apr 2009	7.56
Natural Gas – 15,883 MMBtu/d (purchase)	Apr-Jun 2009	7.61
Natural Gas – 5,360 MMBtu/d (purchase)	May 2009	7.56
Natural Gas – 5,482 MMBtu/d (purchase)	Jun 2009	7.56
Natural Gas – 15,755 MMBtu/d (purchase)	Jul 2009	7.69
Natural Gas – 15,710 MMBtu/d (purchase)	Jul-Sep 2009	7.73
Natural Gas – 15,755 MMBtu/d (purchase)	Aug 2009	7.69
Natural Gas – 16,280 MMBtu/d (purchase)	Sep 2009	7.69
Crude – 921 bbl/d (sale)	Apr 2008	64.22
Crude – 1,087 bbl/d (sale)	May 2008	63.95
Crude – 1,096 bbl/d (sale)	Jun 2008	63.93
Crude – 1,025 bbl/d (sale)	Jul 2008	64.08
Crude – 1,124 bbl/d (sale)	Aug 2008	64.22
Crude – 1,268 bbl/d (sale)	Sep 2008	64.53
Crude – 1,580 bbl/d (sale)	Oct 2008	65.37
Crude – 2,530 bbl/d (sale)	Nov 2008	65.52
Crude – 3,856 bbl/d (sale)	Dec 2008	65.51
Crude – 4,721 bbl/d (sale)	Jan 2009	65.52
Crude – 4,212 bbl/d (sale)	Feb 2009	65.45
Crude – 3,069 bbl/d (sale)	Mar 2009	65.33
Crude – 921 bbl/d (sale)	Apr 2009	63.99
Crude – 1,087 bbl/d (sale)	May 2009	63.65
Crude – 1,096 bbl/d (sale)	Jun 2009	63.60
Crude – 1,026 bbl/d (sale)	Jul 2009	63.67
Crude – 1,195 bbl/d (sale)	Aug 2009	64.00
Crude – 1,306 bbl/d (sale)	Sep 2009	64.23
Crude – 2,378 bbl/d (sale)	Oct 2009	64.69
Crude – 3,556 bbl/d (sale)	Nov 2009	64.78
Crude – 3,792 bbl/d (sale)	Dec 2009	64.71
Crude – 4,729 bbl/d (sale)	Jan 2010	64.60
Crude – 4,218 bbl/d (sale)	Feb 2010	64.55
Crude – 3,073 bbl/d (sale)	Mar 2010	64.55

    (1)
    Swaps represent fixed forward sales and purchases, which, in combination economically hedge our frac spread position.

    (2)
    A weighted average is used for grouped positions.

    MarkWest Energy Partners

        The Partnership's primary risk management objective is to reduce volatility in its cash flows arising from changes in commodity prices related to future sales of natural gas, NGLs and crude oil. Swaps and futures contracts may allow the Partnership to reduce volatility in its realized margins as realized losses or gains on the derivative instruments generally are offset by corresponding gains or losses in the Partnership's sales of physical product. While the Partnership largely expects its realized derivative gains and losses to be offset by increases or decreases in the value of its physical sales, it will experience volatility in reported earnings due to the recording of unrealized gains and losses on its derivative positions that will have no offset. The volatility in any given period related to unrealized gains or losses can be significant to the overall results of the Partnership, however, it ultimately expects those gains and losses to be offset when they become realized.

        The following tables summarize the current derivative positions specific to MarkWest Energy Partner's segment at December 31, 2006 (in thousands, except price data):

Fixed Swaps(1)	Contract Period	Fixed Price(2)	Fair Value
Crude – 390 Bbl/d (sale)	Jan-Dec 2007	$68.46	$473
Crude – 600 Bbl/d (sale)	Jan-Dec 2007	64.77	(58)
Ethane – 50,000 Gal/d (sale)	Jan-Mar 2007	0.78	736

			$1,151

Basis Swaps	Contract Period	Fair Value
Natural Gas – 14,000 MMBtu/d	Jan-Oct 2007	$(33)

Options (puts)(3)	Contract Period	Floor	Fair Value
Ethane – 50,000 Gal/d	Apr-Jun 2007	$0.65	$7
Ethane – 50,000 Gal/d	July-Sep 2007	0.65	—
Ethane – 50,000 Gal/d	Oct-Dec 2007	0.65	—

			$7

Collars(4)	Contract Period	Floor(2)	Cap(2)	Fair Value
Crude – 1,105 Bbl/d	Jan-Dec 2007	$69.08	$82.43	$2,469
Propane – 23,000 Gal/d	Jan-Mar 2007	1.05	1.28	286
Propane – 30,000 Gal/d	Apr-Jun 2007	0.96	1.16	240
Propane – 30,000 Gal/d	Jul-Sep 2007	0.97	1.16	—
Propane – 30,000 Gal/d	Oct-Dec 2007	0.98	1.18	—

				2,995

Current – Total MarkWest Energy Partners				$4,120

    (1)
    Forward sales to hedge our production.

    (2)
    A weighted average is used for grouped positions.

    (3)
    Purchase of puts to hedge our Ethane production.

    (4)
    Forward producer collars to hedge our production.

        The following table summarizes the non-current derivative positions specific to MarkWest Energy Partner's segment at December 31, 2006 (in thousands, except price data):

Collars(1)	Contract Period	Floor(2)	Cap(2)	Fair Value
Crude – 1,476 Bbl/d	Jan-Mar 2008	$69.76	$79.01	$688
Crude – 550 Bbl/d	Jan-Dec 2008	64.48	73.98	236
Crude – 1,473 Bbl/d	Apr-Jun 2008	69.48	78.66	627
Crude – 1,437 Bbl/d	Jul-Sep 2008	68.90	78.32	566
Crude – 1,473 Bbl/d	Oct-Dec 2008	68.41	77.85	550
Crude – 925 Bbl/d	Jan-Dec 2008	65.00	68.78	(172)
Crude – 550 Bbl/d	Jan-Dec 2009	63.13	72.58	92
Crude – 450 Bbl/d	Jan-Mar 2009	63.00	70.00	(72)
Crude – 1,925 Bbl/d	Jan-Dec 2009	63.96	68.90	(844)
Crude – 450 Bbl/d	Apr-Jun 2009	63.00	70.00	(82)
Crude – 450 Bbl/d	Jul-Sep 2009	63.00	70.00	(91)
Crude – 450 Bbl/d	Oct-Dec 2009	63.00	70.00	(101)

Non-Current – Total MarkWest Energy Partners				$1,397

    (1)
    Forward producer collars to hedge our production.

    (2)
    A weighted average is used for grouped positions.

        A summary of MarkWest Energy's commodity derivative instruments is provided below (in thousands):

	December 31,
	2006	2005
Fair value of derivative instruments:
Current asset	$4,211	$—
Noncurrent asset	2,759	728
Current liability	91	—
Noncurrent liability	1,362	—

        The Partnership entered into the following derivative positions subsequent to December 31, 2006:

Fixed Swaps(1)	Contract Period	Price(2)
Crude – 325 bbl/d	Jan-Dec 2007	$62.11
Crude – 550 bbl/d	Jan-Mar 2010	64.03
Crude – 150 bbl/d	Mar-Dec 2007	62.40
Crude – 2,000 bbl/d	Jan-Mar 2010	64.45

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

Item 8. Financial Statements and Supplemental Data

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of MarkWest Hydrocarbon, Inc.
Denver, Colorado

We have audited the accompanying consolidated balance sheets of MarkWest Hydrocarbon, Inc. and subsidiaries (the "Company") as of December 31, 2006 and 2005, and the related consolidated statements of operations, comprehensive income (loss), changes in stockholders' equity, and cash flows for each of the two years in the period ended December 31, 2006. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the financial statements based on our audits.

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

As discussed in Note 2 to the consolidated financial statements, the Company changed its method of accounting for stock-based compensation in 2006 with the implementation of Statement of Financial Accounting Standards No. 123R "Share-Based Payment".

As discussed in Note 24, the accompanying 2006 and 2005 consolidated financial statements have been restated.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of the Company's internal control over financial reporting as of December 31, 2006, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 7, 2007 (November 2, 2007 as to the effects of the material weakness discussed in Management's Report on Internal Control over Financial Reporting, as revised) expressed an unqualified opinion on management's assessment of the effectiveness of the Company's internal control over financial reporting and an adverse opinion on the effectiveness of the Company's internal control over financial reporting.

/s/ DELOITTE & TOUCHE, LLP
Denver, Colorado March 7, 2007 (March 21, 2007 as to Note 13) (November 2, 2007 as to the effects of the restatement discussed in Note 24)

Report of Independent Registered Public Accounting Firm

The Board of Directors MarkWest Hydrocarbon, Inc.:

We have audited the accompanying consolidated statements of operations, comprehensive income (loss), changes in stockholders' equity, and cash flows of MarkWest Hydrocarbon, Inc. and its subsidiaries for the year ended December 31, 2004. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

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

/s/ KPMG LLP
Denver, Colorado October 14, 2005

MARKWEST HYDROCARBON, INC.
CONSOLIDATED BALANCE SHEETS
(in thousands, except share data)

	December 31,
	2006	2005
ASSETS
Current assets:
Cash and cash equivalents	$48,844	$20,968
Marketable securities	7,713	6,070
Receivables, net of allowances of $156 and $175, respectively	101,116	145,539
Inventories	35,261	41,067
Fair value of derivative instruments	9,938	—
Other current assets	15,264	16,314

Total current assets	218,136	229,958

Property, plant and equipment	662,606	573,198
Less: accumulated depreciation, depletion, amortization and impairment	(108,271)	(78,500)

Total property, plant and equipment, net	554,335	494,698

Other assets:
Investment in Starfish	64,240	39,167
Intangibles, net of accumulated amortization of $29,080 and $13,321 respectively	344,066	346,496
Deferred financing costs, net of accumulated amortization of $5,462 and $4,424 respectively	16,079	18,463
Deferred contract cost, net of accumulated amortization of $702 and $390, respectively	2,548	2,860
Investment in and advances to other equity investee	—	182
Fair value of derivative instruments	2,794	—
Notes receivable from related parties	—	154
Other long term assets	1,043	326

Total other assets	430,770	407,648

Total assets	$1,203,241	$1,132,304

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable, including related party payables of $0 and $25, respectively	$89,242	$119,105
Accrued liabilities	55,208	45,869
Fair value of derivative instruments	7,476	728
Deferred income taxes	180	362
Current portion of long term debt	—	2,738

Total current liabilities	152,106	168,802

Deferred income taxes	9,553	3,487
Fair value of derivative instruments	1,460	—
Long-term debt, net of original issue discount of $3,135 and $0, respectively	526,865	608,762
Other long-term liabilities	30,196	10,256
Non-controlling interest in consolidated subsidiary	441,572	301,015
Commitments and contingencies (Note 18)
Stockholders' equity (December 31, 2005 adjusted to reflect May 23, 2006 Stock Dividend, see Note 2):
Preferred stock, par value $0.01, 5,000,000 shares authorized, no shares outstanding	—	—
Common stock, par value $0.01, 20,000,000 shares authorized, 11,975,256 and 11,943,733 shares issued, respectively	120	119
Additional paid-in capital	40,266	48,786
Deferred compensation	—	(398)
Accumulated earnings (deficit)	—	(8,425)
Accumulated other comprehensive income, net of tax	1,103	357
Treasury stock, 0 and 55,619 shares, respectively	—	(457)

Total stockholders' equity	41,489	39,982

Total liabilities and stockholders' equity	$1,203,241	$1,132,304

The accompanying notes are an integral part of these consolidated financial statements.

MARKWEST HYDROCARBON, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share data)

	Year ended December 31,
	2006	2005	2004
	(As restated See Note 24)	(As restated See Note 24)	(See Note 24)
Revenues:
Revenue	$829,298	$759,381	$482,483
Derivative gain (loss)	10,383	(3,198)	(4,565)

Total revenue	839,681	756,183	477,918

Operating expenses:
Purchased product costs	566,286	625,090	381,066
Facility expenses	57,403	45,577	28,580
Selling, general and administrative expenses	63,038	33,350	28,132
Depreciation	31,010	20,829	16,895
Amortization of intangible assets	16,047	9,656	3,640
Accretion of asset retirement obligations	102	160	15
Impairments	—	—	130

Total operating expenses	733,886	734,662	458,458

Income from operations	105,795	21,521	19,460
Other income (expense):
Earnings (losses) from unconsolidated affiliates	5,316	(2,153)	—
Interest income	1,574	1,060	647
Interest expense	(40,942)	(22,622)	(9,383)
Amortization of deferred financing costs and original issue discount (a component of interest expense)	(9,229)	(6,979)	(5,281)
Dividend income	447	392	259
Miscellaneous income	11,537	266	788

Income (loss) before non-controlling interest in net income of consolidated subsidiary and income taxes	74,498	(8,515)	6,490

Income tax (expense) benefit:
Current	179	(554)	(20)
Deferred	(5,431)	2,358	(58)

Income tax (expense) benefit	(5,252)	1,804	(78)
Non-controlling interest in net income of consolidated subsidiary	(59,709)	(91)	(7,315)

Net income (loss)	$9,537	$(6,802)	$(903)

Net income (loss) per share:
Basic	$0.80	$(0.57)	$(0.08)

Diluted	$0.79	$(0.57)	$(0.08)

Weighted average number of outstanding shares of common stock (2005 and 2004 adjusted to reflect May 23, 2006 Stock Dividend, see Note 2):
Basic	11,939	11,864	11,755

Diluted	12,033	11,864	11,755

Cash dividend declared per common share	$0.793	$0.364	$0.087

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

MARKWEST HYDROCARBON, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

(in thousands)

	Shares of Common Stock	Shares of Treasury Stock	Common Stock	Additional Paid in Capital	Deferred Compensation	Accumulated Earnings (Deficit)	Other Comprehensive Income (Loss)	Treasury Stock	Total Stockholders' Equity
Balance, December 31, 2003	10,602	(76)	$106	$50,705	$—	$2,406	$(1,793)	$(510)	$50,914
Stock Dividend—May 23, 2006	1,060	—	11	(11)	—	—	—	—	—

Adjusted balance—December 31, 2003	11,662	(76)	117	50,694	—	2,406	(1,793)	(510)	50,914
Stock option exercises	193	—	2	1,390	—	—	—	—	1,392
Modification of stock options	49	—	—	1,994	—	—	—	—	1,994
Treasury stock acquired	—	(3)	—	—	—	—	—	(39)	(39)
Treasury stock reissued	—	15	—	68	—	—	—	124	192
Net loss	—	—	—	—	—	(903)	—	—	(903)
Dividends paid	—	—	—	—	—	—	2,039	—	2,039
Other comprehensive income	—	—	—	(2,702)	—	(3,126)	—	—	(5,828)

December 31, 2004	11,904	(64)	119	51,444	—	(1,623)	246	(425)	49,761
Stock option exercises	16	—	—	77	—	—	—	—	77
Issuance of restricted stock	—	3	—	(57)	—	—	—	57	—
Grant of restricted stock	—	—	—	482	(482)	—	—	—	—
Amortization of deferred stock-based compensation	—	—	—	—	84	—	—	—	84
Stock options converted to restricted stock	—	—	—	66	—	—	—	—	66
Cashless stock options	23	—	—	965	—	—	—	—	965
Treasury stock acquired	—	(7)	—	—	—	—	—	(161)	(161)
Contribution of treasury stock shares to 401(k) benefit plan	—	12	—	124	—	—	—	72	196
Net loss	—	—	—	—	—	(6,802)	—	—	(6,802)
Dividends paid	—	—	—	(4,315)	—	—	—	—	(4,315)
Other comprehensive income	—	—	—	—	—	—	111	—	111

December 31, 2005	11,943	(56)	119	48,786	(398)	(8,425)	357	(457)	39,982
Stock option exercises	19	20	1	126	—	—	—	163	290
Compensation expense related to equity-based awards	—	—	—	401	—	—	—	—	401
Issuance of restricted stock	9	37	—	(328)	—	—	—	328	—
Treasury stock reacquired	—	(3)	—	64	—	—	—	(64)	—
Cashless stock options exercises	4	2	—	(9)	—	—	—	30	21
Reclassification of unearned compensation related to the adoption of SFAS 123R	—	—	—	(398)	398	—	—	—	—
SFAS 123R windfall pool under APIC	—	—	—	177	—	—	—	—	177
Net income	—	—	—	—	—	9,537	—	—	9,537
Dividends paid	—	—	—	(8,553)	—	(1,112)	—	—	(9,665)
Other comprehensive income	—	—	—	—	—	—	746	—	746

December 31, 2006	11,975	—	$120	$40,266	$—	$—	$1,103	$—	$41,489

The accompanying notes are an integral part of these consolidated financial statements.

MARKWEST HYDROCARBON, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Year ended December 31,
	2006	2005	2004
Cash flows from operating activities:
Net income (loss)	$9,537	$(6,802)	$(903)
Adjustments to reconcile net income to net cash provided by operating activities (net of acquisitions):
Depreciation	31,010	20,829	16,895
Amortization of intangible assets	16,047	9,656	3,640
Amortization of deferred financing costs and original issue discount	9,229	6,979	5,281
Accretion of asset retirement obligation	102	160	15
Amortization of gas contract	312	312	78
Impairments	—	—	130
Restricted unit compensation expense	1,686	1,076	1,065
Participation Plan compensation expense	20,743	3,244	3,711
Stock option compensation expense	(9)	965	1,994
Restricted stock compensation expense	410	150	—
Non-controlling interest in net income of consolidated subsidiary	59,709	91	7,315
Contribution of treasury shares to 401(k) benefit plan	—	196	192
Equity in (earnings) losses from unconsolidated affiliates	(5,316)	2,153	73
Distributions from equity investments	—	1,849	—
Unrealized (gains) losses on derivative instruments	(4,524)	657	762
Gain on sale of property, plant and equipment	(332)	(407)	(63)
Deferred income taxes	5,431	(2,358)	39
Gain from sale of marketable securities	(267)	(56)	(37)
Other	26	—	(1)
Changes in operating assets and liabilities, net of working capital acquired:
Receivables	31,153	(1,372)	(34,946)
Inventories	5,806	(17,742)	(10,049)
Other current assets	333	(14,742)	(1,395)
Accounts payable and accrued liabilities	(14,653)	11,983	32,299
Notes receivables from officers	154	53	10
Other assets	—	—	28
Other long-term liabilities	(618)	—	483

Net cash flows provided by operating activities	165,969	16,874	26,616

Cash flows from investing activities:
Acquisitions	(21,389)	(356,917)	(243,001)
Investment in Starfish	(21,237)	(41,688)	—
Restricted marketable securities	—	—	2,500
Restricted cash	—	15,000	(15,000)
Purchase of marketable securities	(789)	(8,725)	(15,053)
Proceeds from sale of marketable securities	614	17,275	1,092
Capital expenditures	(80,080)	(71,343)	(30,654)
Proceeds from sale of equity investee	150	550	216
Payments on financing lease receivable	—	—	133
Payment on long-term gas purchase contracts	—	—	(3,250)
Proceeds from sale of property, plant and equipment	685	—	—

Net cash flows used in investing activities	(122,046)	(445,848)	(303,017)

Cash flows from financing activities:
Proceeds from long-term debt	173,024	910,500	220,100
Payments of long-term debt	(529,524)	(524,000)	(346,300)
Proceeds from MarkWest Energy's private placement of senior notes	271,700	—	225,000
Payments for debt issuance costs, deferred financing costs and registration costs	(6,826)	(11,809)	(15,643)
Proceeds from MarkWest Energy's private placement, net	5,000	92,887	44,139
Proceeds from MarkWest Energy's public offering, net	123,256	—	139,630
Exercise of stock options	311	77	1,392
Excess income tax benefits from share-based compensation	177	—	—
Purchase of treasury shares	—	(161)	(39)
Payment of dividends	(9,665)	(4,315)	(5,828)
Distributions to MarkWest Energy unitholders	(43,500)	(26,081)	(15,350)

Net cash flows provided by (used in) financing activities	(16,047)	437,098	247,101

Net increase (decrease) in cash	27,876	8,124	(29,300)
Cash and cash equivalents at beginning of year	20,968	12,844	42,144

Cash and cash equivalents at end of year	$48,844	$20,968	$12,844

Supplemental disclosures of cash flow information:
Cash paid for interest, net of amount capitalized	$16,120	$22,225	$6,532
Cash paid for income taxes	2,600	549	—
Supplemental schedule of non-cash investing and financing activities:
Construction projects in progress	(8,270)	(1,545)	4,037
Property, plant and equipment asset retirement obligation	64	561	377
Deferred offering costs	—	215	—
Accrued amounts due to Javelina sellers and Starfish	—	6,888	—
Accrued private placement proceeds	—	5,000	—

The accompanying notes are an integral part of these consolidated financial statements.

MARKWEST HYDROCARBON, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.    Organization

        MarkWest Hydrocarbon, Inc. ("MarkWest Hydrocarbon" or the "Company") is an energy company primarily focused on marketing natural gas liquids (NGLs) and increasing shareholder value by growing MarkWest Energy Partners, L.P. ("MarkWest Energy Partners" or the "Partnership"), a consolidated subsidiary and publicly traded master limited partnership. MarkWest Energy Partners is engaged in the gathering, processing and transmission of natural gas; the transportation, fractionation and storage of natural gas liquids; and the gathering and transportation of crude oil. The Company also markets natural gas and NGLs. MarkWest Hydrocarbon and MarkWest Energy Partners provide services primarily in Appalachia, Michigan, Texas, Oklahoma, Gulf Coast and other areas of the southwest.

2.    Summary of Significant Accounting Policies

  Basis of Presentation

        The accompanying consolidated financial statements include the accounts of MarkWest Hydrocarbon, Inc., MarkWest Energy Partners, L.P. and all of its majority-owned subsidiaries (collectively "the Company") and have been prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP"). The Company's consolidated financial statements include the accounts of all majority-owned subsidiaries. Equity investments in which the Company exercises significant influence, but does not control and is not the primary beneficiary, are accounted for using the equity method. Intercompany balances and transactions have been eliminated.

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

        On January 25, 2007, the Board of the General Partner of the Partnership declared the Partnership's two-for-one split of the Partnership's units. The units were issued on February 28, 2007 for holders of record at the close of business on February 22, 2007. The unit split resulted in the issuance of an additional 15,603,257 common units and 600,000 subordinated units. All Partnership specific references to the number of units and per unit net income and distribution amounts included in this report have been adjusted to give the effect to the unit split.

  Non-Controlling Interest in Consolidated Subsidiary

        The non-controlling interest in consolidated subsidiary on the consolidated balance sheet represents the initial investment by the partners other than MarkWest Hydrocarbon in the Partnership, plus those partners' share of the net income of the Partnership since its initial public offering on May 24, 2002. Non-controlling interest in net income of consolidated subsidiary in the consolidated statement of operations represents those partners' share of the net income of the Partnership.

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

Asset Class	Range of Estimated Useful Lives
Buildings	20 - 25 years
Gas gathering facilities	20 - 25 years
Gas processing plants	20 - 25 years
Fractionation and storage facilities	20 - 25 years
Natural gas pipelines	20 - 25 years
Crude oil pipelines	20 - 25 years
NGL transportation facilities	20 - 25 years
Equipment and other	3 - 10 years

        The Company recognizes the fair value of a liability for an asset retirement obligation in the period, in which the liability is incurred, with an offsetting increase in the carrying amount of the related long-lived asset. Over time, the liability is accreted to its future value, and the capitalized cost is depreciated over the useful life of the related asset. Upon settlement of the liability, an entity either settles the obligation for its recorded amount or incurs a gain or loss. The Company adopted the Financial Accounting Standards Board ("FASB") Interpretation No. 47, Accounting for Conditional Asset Retirement Obligations ("FIN 47"), on January 1, 2005. FIN 47 clarified the accounting for conditional asset retirement obligations under Statement of Financial Accounting Standards ("SFAS") No.143, Accounting for Asset Retirement Obligations ("SFAS 143"). A conditional asset retirement obligation is an unconditional legal obligation to perform an activity in which the timing and / or method of settlement are conditional on a future event that may or may not be within the control of the entity. FIN 47 requires an entity to recognize a liability for a conditional asset retirement obligation if the amount can be reasonably estimated. Adopting FIN 47 had an immaterial impact on the Company.

  Investment in Starfish

        On March 31, 2005, the Partnership acquired its non-controlling, 50% interest in Starfish Pipeline Company, LLC ("Starfish") for $41.7 million, which is accounted for under the equity method. Differences between the Partnership's investment and its proportionate share of Starfish's reported equity are amortized based upon the respective useful lives of the assets to which the differences relate. The Partnership's share of Starfish's earnings in 2006 was $5.3 million compared to a loss of $2.2 million in 2005.

        The Partnership's accounting policy requires it to evaluate operating losses, if any, and other factors that may have occurred, that may be indicative of a decrease in value of the investment which is other than temporary, and which should be recognized even though the decrease in value is in excess of what would otherwise be recognized by application of the equity method. The evaluation allows the Partnership to determine if an equity method investment should be impaired and that an impairment, if any, is fairly reflected in its financial statements.

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

  Intangible Assets

        The Company's intangible assets are comprised of customer contracts and relationships acquired in business combinations, recorded under the purchase method of accounting at their estimated fair values at the date of acquisition. Using relevant information and assumptions, management determines the fair value of acquired identifiable intangible assets. Fair value is generally calculated as the present value of estimated future cash flows using a risk-adjusted discount rate. The key assumptions include contract renewals, economic incentives to retain customers, historical volumes, current and future capacity of the gathering system, pricing volatility, and the discount rate. Amortization of intangibles with definite lives is calculated using the straight-line method over the estimated useful life of the intangible asset. The estimated economic life is determined by assessing the life of the assets to which the contracts or relationships relate, the likelihood of renewals, competitive factors, regulatory or legal provisions, and maintenance and renewal costs.

  Impairment of Long-Lived Assets

        The Company evaluates its long-lived assets, including intangibles, for impairment when events or changes in circumstances warrant such a review. A long-lived asset group is considered impaired when the estimated undiscounted cash flows from such asset group are less than the asset group's carrying value. In that event, a loss is recognized to the extent that the carrying value exceeds the fair value of the long-lived asset group. Fair value is determined primarily using estimated discounted cash flows. Management considers the volume of reserves behind the asset and future NGL product and natural gas prices to estimate cash flows. The amount of additional reserves developed by future drilling activity depends, in part, on expected natural gas prices. Projections of reserves, drilling activity and future commodity prices are inherently subjective and contingent upon a number of variable factors, many of which are difficult to forecast. Any significant variance in any of these assumptions or factors could materially affect future cash flows, which could result in the impairment of an asset.

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

  Derivative Instruments

        SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, ("SFAS 133") established accounting and reporting standards requiring that derivative instruments (including certain derivative instruments embedded in other contracts) be recorded at fair value and included in the consolidated balance sheet as assets or liabilities. The accounting for changes in the fair value of a derivative instrument depends on the intended use of the derivative and the resulting designation, which is established at the inception. To the extent derivative instruments designated as cash flow hedges are effective, changes in fair value are recognized in other comprehensive income until the underlying hedged item is recognized in earnings. Effectiveness is evaluated by the derivative instrument's ability to offset changes in fair value or cash flows of the underlying hedged item. Any change in the fair value resulting from ineffectiveness is recognized immediately in earnings. Changes in the fair value of derivative instruments designated as fair value hedges, as well as the changes in the fair value of the underlying hedged item, are recognized currently in earnings. Any differences between the changes in the fair values of the hedged item and the derivative instrument represent gains or losses from ineffectiveness. To the extent that the Company elects hedge accounting treatment for specific derivatives, the Company formally documents, designates and assesses the effectiveness. As of December 31, 2006 and 2005, no transactions had been designated for hedge accounting treatment.

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

  Fair Value of Financial Instruments

        Management believes the carrying amount of financial instruments, including cash, accounts receivable, accounts payable, accrued expenses, and other financial instruments approximates fair value because of the short-term maturity of these instruments. Management believes the carrying value of MarkWest Hydrocarbon's Credit Facility and the Partnership's Credit Facility approximates fair value due to their variable interest rates. The estimated fair value of the Senior Notes was approximately $499.8 million and $207.0 million at December 31, 2006 and 2005, respectively, based on quoted market prices, see Note 12. Derivative instruments are recorded at fair value, based on available market information, see Note 13.

  Revenue Recognition

        The Company generates the majority of its revenues from natural gas gathering and processing, NGL fractionation, transportation and storage, and crude oil gathering and transportation. While all of these services constitute midstream energy operations, the Partnership provides its services pursuant to six different types of arrangements. In many cases, the Partnership provides services under contracts that contain a combination of more than one of the arrangements. The following are descriptions of the Partnership's arrangements.

  •
  Fee-based arrangements.    The Partnership receives a fee or fees for one or more of the following services: gathering, processing and transmission of natural gas; transportation, fractionation and storage of NGLs; and gathering and transportation of crude oil. The revenue the Partnership earns from these arrangements is directly related to the volume of natural gas, NGLs or crude oil that flows through our systems and facilities and is not directly dependent on commodity prices. In certain cases, these arrangements provide for minimum annual payments. If a sustained decline in commodity prices were to result in a decline in volumes, the Partnership's revenues from these arrangements would be reduced.

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

  •
  Keep-whole arrangements.    The Partnership gathers natural gas from the producer, processes the natural gas, and sells the resulting condensate and NGLs to third parties at market prices. Because the extraction of the condensate and NGLs from the natural gas during processing reduces the Btu content of the natural gas, the Partnership must either purchase natural gas at market prices for return to producers, or make cash payment to the producers equal to the energy content of this natural gas. Accordingly, under these arrangements the Partnership's revenues and net operating margins increase as the price of condensate and NGLs increases relative to the price of natural gas, and decreases as the price of natural gas increases relative to the price of condensate and NGLs.

  •
  Settlement margin.    Typically, the Partnership is allowed to retain a fixed percentage of the volume gathered to cover the compression fuel charges and deemed line losses. To the extent the gathering system is operated more efficiently than specified per contract allowance, the Partnership is entitled to retain the difference for its own account.

        In many cases, the Partnership provides services under contracts that contain a combination of more than one of the arrangements described above. The terms of the Partnership's contracts vary based on gas quality conditions, the competitive environment when the contracts are signed and customer requirements. Under all of the arrangements, revenue is recognized at the time the product is delivered and title is transferred. It is upon delivery and title transfer that the Partnership meets all four revenue recognition criteria, and it is at such time that the Partnership recognizes revenue.

        The Partnership's assessment of each of the four revenue recognition criteria as they relate to its revenue producing activities is as follows:

  •
  Persuasive evidence of an arrangement exists.    The Partnership's customary practice is to enter into a written contract, executed by both the customer and the Partnership.

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

  •
  Collectibility is probable.    Collectibility is evaluated on a customer-by-customer basis. New and existing customers are subject to a credit review process, which evaluates the customers' financial position (e.g. cash position and credit rating) and their ability to pay. If collectibility is not considered probable at the outset of an arrangement in accordance with the Partnership's credit review process, revenue is recognized when the fee is collected.

        The Company enters into revenue arrangements where it sells customer's gas and/or NGLs and depending on the nature of the arrangement acts as the principal or agent. Revenue from such sales is recognized gross where the Company acts as the principal, under EITF 99-19, Reporting Revenue Gross as a Principal versus Net as an Agent, as the Company takes title to the gas and/or NGLs, has physical inventory risk and does not earn a fixed amount. Revenue is recognized net when the Company earns a fixed amount and does not take ownership of the gas and/or NGLs.

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

  Stock and Incentive Compensation Plans

        The Company adopted the SFAS No. 123 (revised 2004), Share-Based Payment ("SFAS 123R") on January 1, 2006, using the modified prospective method. Prior to adopting SFAS 123R, the Company elected to measure compensation expense for equity-based employee compensation plans as prescribed by Accounting Principles Board Opinion No. 25 ("APB 25"), Accounting for Stock Issued to Employees.

        Under SFAS 123R, compensation expense is based on the fair value of the award. SFAS 123R classifies stock-based compensation as either equity or liability awards. The fair value on the date of grant for an award classified as equity is recognized over the requisite service period, with a corresponding credit to equity (generally, paid-in capital). The requisite service period is the period during which an individual is required to provide a service in exchange for the award. The requisite service period is estimated based on an analysis of the terms of the share-based payment award. Compensation expense for a liability award is based on the award's fair value, remeasured at each reporting date until the date of settlement. Additionally, compensation expense is reduced for an estimate of expected award forfeitures.

  MarkWest Hydrocarbon

  Stock Options

        Historically, stock options were issued under the Company's 1996 Stock Incentive Plan and 1996 Non-employee Director Stock Option Plan, (together the "1996 Plans"). In June 2006 shareholders approved the 2006 Stock Incentive Plan (the "2006 Plan") to replace the 1996 Plans. Under SFAS 123R, our stock options are categorized as equity awards. Compensation expense for stock options is measured based on the grant date fair value and is amortized into earnings over the service period as the options vest. While it was determined in 2005 that the Company does not intend to issue stock options in the future, they are available for issuance under the 2006 Plan. On December 1, 2006 a board resolution provided for the accelerated vesting of 14,950 unvested stock option grants. Consequently, as of December 31, 2006 the Company had no remaining unvested options or any unrecognized compensation expense pertaining to options.

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

  Participation Plan

        The Company has also entered into arrangements with certain directors and employees of the Company referred to as the Participation Plan. Under this plan, the Company sells subordinated units of the Partnership or interests in the Partnership's general partner, under a purchase and sale agreement. Both the subordinated unit and general partner interest transactions are considered compensatory arrangements due to the put-and-call provisions and the associated valuation being based on a formula instead of an independent third party valuation. The subordinated units convert to common units after a holding period. Historically, the Company has settled the subordinated units for cash when individuals leave the Company. The general partner interests have no definite term, but historically have been settled for cash when the employee leaves the Company. Under SFAS 123R, the subordinated units and general partner interests are classified as liability awards. As a result, the Company is required to mark to market the subordinated unit and general partner interest valuations at the end of each period.

        Under Topic 1-B of the codification of the Staff Accounting Bulletins, Allocation of Expenses and Related Disclosure in Financial Statements of Subsidiaries, Divisions or Lesser Business Components of Another Entity, some portion of compensation expense related to services provided by MarkWest Hydrocarbon's employees and directors recognized under the Participation Plan should be allocated to the Partnership. The allocation is based on the percent of time each employee devotes to the Company. Compensation attributable to interests sold to individuals who serve on both the board of MarkWest Hydrocarbon and the Board of Directors of the Partnership's General Partner is allocated equally.

  MarkWest Energy Partners

  Restricted Units

        The Partnership issues restricted units under the MarkWest Energy Partners, L.P. Long-Term Incentive Plan. A restricted unit is a "phantom" unit that entitles the grantee to receive a common unit upon the vesting of the phantom unit or, at the discretion of the Compensation Committee, cash equivalent to the value of a common unit. The restricted units are treated as liability awards under SFAS 123R. As a result, the Partnership is required to mark to market the awards at the end of each reporting period. Compensation expense is remeasured for the phantom unit grants using the market price of MarkWest Energy Partners' common units at each reporting date. The fair value of the units awarded is amortized into earnings over the period of service and is adjusted monthly for the change in the fair value of the unvested units granted. The phantom units vest equally over a three year period.

        Vesting is accelerated for certain employees, if specified performance measures are met. The accelerated vesting criteria provisions are based on annualized distribution goals. If the Partnership's distributions are at or above the goal for a certain number of consecutive quarters, vesting of the employee's phantom units is accelerated. The general partner of the Partnership may also elect to accelerate the vesting of outstanding awards, which results in an immediate charge to operations for the unamortized portion of the award.

        To satisfy common unit awards, the Partnership will issue new common units, acquire common units in the open market, or use common units already owned by the general partner.

  Pro Formas

        Had compensation cost for the Company's stock-based and unit-based compensation plans been determined based on the fair value at the grant dates under those plans consistent with the method prescribed by SFAS 123R for the fiscal years ended December 31, 2005 and 2004, the Company's net income and earnings per share would have been adjusted to the pro forma amounts listed below:

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

  Income Taxes

        The Company accounts for income taxes under the asset and liability method pursuant to SFAS No. 109, Accounting for Income Taxes ("SFAS 109"). Under SFAS 109, deferred income taxes are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax basis and net operating loss and credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect of any tax rate change on deferred taxes is recognized in the period that includes the enactment date of the tax rate change. Realizability of deferred tax assets is assessed and, if not more likely than not, a valuation allowance is recorded to write down the deferred tax assets to their net realizable value.

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

  Recent Accounting Pronouncements

        In February 2006 the FASB issued SFAS No. 155, Accounting for Certain Hybrid Financial Instruments—an amendment of FASB Statements No. 133 and 140 ("SFAS 155"). This statement amends SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities ("SFAS 133"), and SFAS No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities and resolves issues addressed in SFAS 133 Implementation Issue No. D1, "Application of Statement 133 to Beneficial Interest in Securitized Financial Assets." This Statement: (a) permits fair value remeasurement for any hybrid financial instrument that contains an embedded derivative that otherwise would require bifurcation; (b) clarifies which interest-only strips and principal-only strips are not subject to the requirements of SFAS 133; (c) establishes a requirement to evaluate beneficial interests in securitized financial assets to identify interests that are freestanding derivatives or that are hybrid financial instruments that contain an embedded derivative requiring bifurcation; (d) clarifies that concentrations of credit risk in the form of subordination are not embedded derivatives; and, (e) eliminates restrictions on a qualifying special-purpose entity's ability to hold passive derivative financial instruments that pertain to beneficial interests that are or contain a derivative financial instrument. The standard also requires presentation within the financial statements that identifies those hybrid financial instruments for which the fair value election has been applied and information on the income statement impact of the changes in fair value of those instruments. The Company is required to apply SFAS 155 to all financial instruments acquired, issued or subject to a remeasurement event beginning January 1, 2007, although early adoption is permitted as of the beginning of an entity's fiscal year. The adoption of SFAS 155 is not expected to have a material impact on the consolidated financial statements of the Company.

        In June 2006 the FASB issued Interpretation No. 48, Accounting for Uncertainty in Income Taxes ("FIN 48"). The interpretation clarifies the accounting for uncertainty in income taxes recognized in a company's financial statements in accordance with SFAS109, Accounting for Income Taxes. Specifically, the pronouncement prescribes a "more likely than not" recognition threshold and a measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. The interpretation also provides guidance on the related derecognition, classification, interest and penalties, accounting for interim periods, disclosure and transition of uncertain tax positions. The interpretation is effective for fiscal years beginning after December 15, 2006. The Company is currently evaluating the impact of FIN 48.

        In September 2006 the FASB issued SFAS No. 157, Fair Value Measurements ("SFAS 157"). SFAS 157 clarifies the principle that fair value should be based on the assumptions market participants would use when pricing an asset or liability and establishes a fair value hierarchy that prioritizes the information used to develop those assumptions. SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007 and interim periods within those fiscal years, with early adoption permitted. The Company has not yet determined the impact, if any, the implementation of SFAS 157 may have on the consolidated financial statements of the Company.

        In September 2006, the Securities and Exchange Commission ("SEC") issued Staff Accounting Bulletin No. 108, "Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements" ("SAB 108"). SAB 108 provides interpretive guidance on how the effects of the carryover or reversal of prior year misstatements should be considered in quantifying a current year misstatement. The SEC staff believes that registrants should quantify errors using both a balance sheet and an income statement approach and evaluate whether either approach results in quantifying a misstatement that, when all relevant quantitative and qualitative factors are considered, is material. SAB 108 did not have a material effect on the consolidated financial statements of the Company.

        The FASB has issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities("SFAS 159"), which permits an entity to measure certain financial assets and financial liabilities at fair value. The Statement's objective is to improve financial reporting by allowing entities to mitigate volatility in reported earnings caused by the measurement of related assets and liabilities using different attributes, without having to apply complex hedge accounting provisions. Under SFAS 159, entities that elect the fair value option will report unrealized gains and losses in earnings at each subsequent reporting date. The fair value option may be elected on an instrument-by-instrument basis, with a few exceptions, as long as it is applied to the instrument in its entirety. The fair value option election is irrevocable, unless a new election date occurs. The new Statement establishes presentation and disclosure requirements to help financial statement users understand the effect of the entity's election on its earnings, but does not eliminate disclosure requirements of other accounting standards. Assets and liabilities that are measured at fair value must be displayed on the face of the balance sheet. SFAS 159 is effective as of the beginning of an entity's first fiscal year beginning after November 15, 2007. Early adoption is permitted as of the beginning of the previous fiscal year provided that the entity (1) makes that choice in the first 120 days of that fiscal year, (2) has not yet issued financial statements, and (3) elects to apply the provisions of SFAS 157. The Company has not yet determined the impact, if any; the implementation of SFAS 159 may have on the consolidated financial statements of the Company.

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

  East Texas System Acquisition

        On July 30, 2004, the Partnership completed the East Texas system acquisition of American Central Eastern Texas' Carthage gathering system and gas-processing assets, located in East Texas, for approximately $240.7 million. The Partnership's consolidated financial statements include the results of operations of the Carthage gathering system from July 30, 2004. The acquired assets consist of processing plants, gathering systems, a processing facility currently under construction and an NGL pipeline.

  Hobbs Lateral Acquisition

        On April 1, 2004, the Partnership acquired the Hobbs lateral pipeline for approximately $2.3 million. The Hobbs lateral consisted of a four-mile pipeline, with a capacity of 160 million cubic feet of natural gas per day, connecting the Northern Natural Gas interstate pipeline to Southwestern Public Service's Cunningham and Maddox power-generating stations in Hobbs, New Mexico. The Hobbs lateral is a New Mexico intrastate pipeline regulated by the FERC.

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

  Pro Forma Results of Operations

        The following table reflects the pro forma consolidated results of operations for the years ended December 31, 2005 and 2004, as though the Javelina, Starfish and East Texas acquisitions had occurred on January 1, 2004. The unaudited pro forma results of operations for the Hobbs and Santa Fe acquisitions have not been presented, as the acquisitions were not considered significant. The results have been prepared for comparative purposes only and may not be indicative of future results. All earnings per share information have been updated to reflect the May 2006 stock dividend.

	Year ended December 31,
	2005		2004
	As Reported	Pro Forma	As Reported	Pro Forma
	(in thousands, except per unit data)
Revenue	$756,183	$1,012,047	$477,918	$784,497
Net income (loss)	(6,802)	(17,229)	(903)	952
Net income (loss) per share:
Basic	$(0.57)	$(1.45)	$(0.08)	$0.08
Diluted	$(0.57)	$(1.45)	$(0.08)	$0.08
Weighted average number of outstanding shares of common stock:
Basic	11,864	11,864	11,755	11,755
Diluted	11,864	11,864	11,755	12,084

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

5.    Significant Customers and Concentration of Credit Risk

        For the year ended December 31, 2006, revenues from Targa Resources Partners, L.P. ("Targa") totaled $76 million, representing 10% of the Company's consolidated revenues. Sales to Targa are made primarily from the MarkWest Energy Partner segment. The Company had a receivable of $3.0 million from Targa as of December 31, 2006.

        For the years ended December 31, 2005 and 2004, revenues from one other customer totaled $67 million and $60 million, representing 9% and 13% of the Company's consolidated revenues, respectively. Sales to this customer were made primarily from the MarkWest Energy Partner segment. The Company had a receivable of $5.5 million from this customer as of December 31, 2005.

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

8.    Intangible assets

        The Company's intangible assets at December 31, 2006 and 2005 are comprised of customer contracts and relationships, as follows (in thousands):

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

9.    Other long-term assets

        The Company's other long-term assets at December 31, 2006 and 2005 are comprised of the following (in thousands):

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

10.    Accrued liabilities

        Accrued liabilities consist of the following (in thousands):

	December 31,
	2006	2005
Product and operations	$14,990	$17,987
Customer obligations	203	3,380
Professional services	1,689	2,054
Taxes, other than income	3,284	3,014
Interest	13,936	3,273
Javelina working capital adjustment	—	5,402
Starfish contribution	—	1,486
Construction in progress	10,922	2,652
Deferred income	375	1,937
Bonus and profit sharing, severance and vacation accruals	4,629	3,349
Phantom unit compensation expense accrual	2,007	958
Deferred lease obligation	2,344	—
Other	829	377

Total accrued liabilities	$55,208	$45,869

11.    Asset retirement obligation

        The Company adopted Statement of Financial Accounting Standards No. 143, Accounting for Asset Retirement Obligations ("SFAS 143"), on January 1, 2003. Under SFAS 143, the fair value of a liability for an asset retirement obligation is recognized in the period in which the liability is incurred with an offsetting increase in the carrying amount of the related long-lived asset. The recognition of an asset retirement obligation requires that management make numerous estimates, assumptions and judgments regarding such factors as the estimated probabilities, amounts and timing of settlements; the credit-adjusted risk-free rate to be used; inflation rates, and future advances in technology. In periods subsequent to initial measurement of the liability, we must recognize period-to-period changes in the liability resulting from the passage of time and revisions to either the timing or the amount of the original estimate of undiscounted cash flows. Over time, the liability is accreted to its future value, and the capitalized cost is depreciated over the useful life of the related asset. Upon settlement of the liability, an entity either settles the obligation for its recorded amount or incurs a gain or loss.

        The Company's assets subject to asset retirement obligations are primarily certain gas-gathering pipelines and processing facilities, a crude oil pipeline and other related pipeline assets. The Company also has land leases that require the Company to return the land to its original condition upon the termination of the lease. In connection with the adoption of SFAS 143, the Company reviewed current laws and regulations governing obligations for asset retirements and leases, as well as the Company's leases and other agreements.

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

        At December 31, 2006, 2005 and 2004, there were no assets legally restricted for purposes of settling asset retirement obligations. The asset retirement obligation liability has been recorded as "Other long-term liabilities" in the accompanying consolidated balance sheets.

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

  MarkWest Hydrocarbon

  Credit Facility (August 2006 to Present)

        On August 18, 2006, the Company entered into the second amended and restated credit agreement ("Company Credit Facility") which provides a maximum lending limit of $55.0 million, increased from

$25.0 million; and extends the term from one to three years. The Company Credit Facility includes a $40.0 million Revolving Facility and a $15.0 million Unit Acquisition Facility. The $15.0 million Unit Acquisition Facility may be used to finance the acquisition of MarkWest Energy Partners common or subordinated units.

        The Company Credit Facility bears interest at a variable interest rate, plus basis points. The variable interest rate typically is based on the London Inter Bank Offering Rate ("LIBOR"); however, in certain borrowing circumstances the rate would be based on the higher of a) the Federal Funds Rate plus 0.5-1%, and b) a rate set by the Facility's administrative agent, based on the U.S. prime rate. The basis points correspond to the ratio of the Revolver Facility Usage to the Borrowing Base, ranging from 0.50% to 1.75% for Base Rate loans, and 1.50% to 2.75% for Eurodollar Rate loans. The Company pays a quarterly commitment fee on the unused portion of the credit facility at an annual rate ranging from 37.5 to 50.0 basis points.

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

        On February 16, 2007, the Company entered into the first amendment to the second amended and restated credit agreement. The Term of the Agreement was extended by one year, to August 20, 2010. Additionally, provisions were added for a Non-Borrowing Base Revolving Credit Facility ("NBB Facility"). The NBB Facility provides for up to $50 million of credit to enable the Company to meet margin requirements associated with its derivative instruments.

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

  MarkWest Energy Partners

  2016 Senior Notes

        In July 2006 MarkWest Energy Partners, LP and its wholly owned subsidiary MarkWest Energy Finance Corporation (the "Issuers") co-issued $200 million in aggregate principal amount of 8 1/2% senior notes due 2016 (the "2016 Senior Notes") to qualified institutional buyers. The 2016 Senior Notes will mature on July 15, 2016, and interest is payable on each July 15 and January 15, commencing January 15, 2007. In October 2006 the Issuers offered $75.0 million in additional debt securities under this same indenture. The net proceeds from the private placements were approximately $191.2 million and $74.5 million, respectively, after deducting the initial purchasers' discounts and legal, accounting and other transaction expenses. The Issuers used a portion of the net proceeds from the offerings to repay the term debt under the Partnership Credit Facility. Affiliates of several of the initial purchasers, including RBC Capital Markets Corporation, J.P. Morgan Securities Inc., and Wachovia Capital Markets, LLC, are lenders under the Partnership Credit Facility. Each of the Partnership's existing subsidiaries, other than MarkWest Energy Finance Corporation, has guaranteed the notes jointly and severally and fully and unconditionally. The 2016 notes are senior unsecured obligations equal in right of payment with all of the Partnership's existing and future senior debt. These notes are senior in right of payment to all of the Partnership's future subordinated debt but effectively junior in right of payment to its secured debt to the extent of the assets securing the debt, including the Partnership's obligations in respect of its Partnership Credit Facility.

        The indenture governing the Partnership's 2016 Senior Notes limits the activity of the Partnership and its restricted subsidiaries, including the ability of the Partnership and its restricted subsidiaries to incur additional indebtedness; declare or pay dividends or distributions, or redeem, repurchase or retire equity interests or subordinated indebtedness; make investments; incur liens; create any consensual limitation on the ability of the Partnership's restricted subsidiaries to pay dividends, make loans or transfer property to the Partnership; engage in transactions with the Partnership's affiliates; sell assets, including equity interests of the Partnership's subsidiaries; make any payment on or with respect to, or purchase, redeem, defease or otherwise acquire or retire for value any subordinated obligation or guarantor subordination obligation (except principal and interest at maturity); and consolidate, merge or transfer assets. Subject to compliance with certain covenants, the Partnership may issue additional notes from time to time under the indenture pursuant to Rule 144A and Regulation S under the Securities Act of 1933.

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

  2014 Senior Notes

        In October 2004 MarkWest Energy Partners, LP and its wholly owned subsidiary, MarkWest Energy Finance Corporation, co-issued $225.0 million in senior notes ("2014 Senior Notes") at a fixed rate of 6.875%, payable semi-annually in arrears on May 1 and November 1, and commencing on May 1, 2005. The 2014 Senior Notes mature on November 1, 2014. The Partnership may redeem some or all of the notes at any time on or after November 1, 2009, at certain redemption prices together with accrued and unpaid interest to the date of redemption. The Partnership may redeem all of the notes at any time prior to November 1, 2009, at a make-whole redemption price. In addition, prior to November 1, 2007, the Partnership may redeem up to 35% of the aggregate principal amount of the notes with the proceeds of certain equity offerings at a stated redemption price. The Partnership must offer to repurchase the notes at a specified price if it a) sells certain assets and does not reinvest the proceeds or repay senior indebtedness, or b) experiences specific kinds of changes in control. Each of the Partnership's existing subsidiaries, other than MarkWest Energy Finance Corporation, has guaranteed the notes jointly and severally and fully and unconditionally. The 2014 Senior Notes are senior unsecured obligations equal in right of payment with all of the Partnership's existing and future senior debt. These notes are senior in right of payment to all of the Partnership's future subordinated debt but effectively junior in right of payment to its secured debt to the extent of the assets securing the debt, including the Partnership's obligations in respect of its Partnership Credit Facility.

        The indenture governing the 2014 Senior Notes limits the activity of the Partnership and its restricted subsidiaries. Limitations include the ability of the Partnership and its restricted subsidiaries to incur additional indebtedness; declare or pay dividends or distributions, or redeem, repurchase or retire equity interests or subordinated indebtedness; make investments; incur liens; create any consensual limitation on the ability of the Partnership's restricted subsidiaries to pay dividends, make loans or transfer property to the Partnership; engage in transactions with the Partnership's affiliates; sell assets, including equity interests of the Partnership's subsidiaries; make any payment on or with respect to, or purchase, redeem, defease or otherwise acquire or retire for value any subordinated obligation or guarantor subordination obligation (except principal and interest at maturity); and consolidate, merge or transfer assets. Subject to compliance with certain covenants, the Partnership may issue additional notes from time to time under the indenture pursuant to Rule 144A and Regulation S under the Securities Act of 1933.

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

  Partnership Credit Facility

        On December 29, 2005, MarkWest Energy Operating Company, L.L.C., a wholly owned subsidiary of MarkWest Energy Partners L.P., entered into the fifth amended and restated credit agreement ("Partnership Credit Facility"), which provides for a maximum lending limit of $615.0 million for a five-year term. The credit facility includes a revolving facility of $250.0 million and a $365.0 million term loan. The credit facility is guaranteed by the Partnership and all of the Partnership's subsidiaries and is collateralized by substantially all of the Partnership's assets and those of its subsidiaries. The borrowings under the credit facility bear interest at a variable interest rate, plus basis points. The basis points vary based on the ratio of the Partnership's Consolidated Debt (as defined in the Partnership Credit Facility) to Consolidated EBITDA (as defined in the Partnership Credit Facility), ranging from 0.50% to 1.50% for Base Rate loans, and 1.50% to 2.50% for Eurodollar Rate loans. The basis points will increase by 0.50% during any period (not to exceed 270 days) where the Partnership makes an acquisition for a purchase price in excess of $50.0 million ("Acquisition Adjustment Period"). For the year ended December 31, 2006, the weighted average interest rate on the Partnership Credit Facility was 7.2%. The Partnership was in compliance with all debt covenants at December 31, 2006.

        The aggregate amount of minimum principal payments required on long-term debt in each of the years indicated are as follows as of December 31, (in thousands):

Year ended December 31,
2007	$—
2008	—
2009	—
2010	30,000
2011	—
Thereafter	500,000

Totals	$530,000

13.    Derivative financial instruments (As Restated)

        Subsequent to the issuance of the Company's 2006 financial statements, the Company's management determined that the "MarkWest Hydrocarbon Standalone" contract volumes as previously reported in columns "Fixed Physical Forwards" and "Fixed Swaps" incorrectly presented total volumes rather than daily volumes as noted. As a result, the contract volumes in the "Fixed Physical Forwards" and "Fixed Swaps" columns within the "MarkWest Hydrocarbon Standalone" tables herein have been restated from the amounts previously reported to appropriately reflect daily contract volumes.

        Our primary risk management objective is to manage volatility in our cash flows. A committee comprised of members of the senior management team oversees all of our derivative activity.

        We utilize a combination of fixed-price forward contracts, fixed-for-floating price swaps and options on the over-the-counter ("OTC") market. The Company may also enter into futures contracts traded on the New York Mercantile Exchange ("NYMEX"). Swaps and futures contracts allow us to manage volatility in our margins because corresponding losses or gains on the financial instruments are generally offset by gains or losses in our physical positions.

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

        The following tables summarize the current derivative positions specific to MarkWest Hydrocarbon Standalone's segment at December 31, 2006 (in thousands, except price data):

Fixed Physical Forwards	Contract Period	Price	Fair Value
Natural Gas—6,371 MMBtu/d (sale)	Jan 2007	$10.48	$855
Natural Gas—6,371 MMBtu/d (purchase)	Jan 2007	8.95	(575)
Natural Gas—7,143 MMBtu/d (sale)	Feb 2007	10.76	834
Natural Gas—7,143 MMBtu/d (purchase)	Feb 2007	9.07	(516)
Natural Gas—6,308 MMBtu/d (sale)	Apr 2007	7.48	106
Natural Gas—2,284 MMBtu/d (sale)	May 2007	7.48	32
Natural Gas—4,665 MMBtu/d (sale)	Jun 2007	7.48	49

			$785

Fixed Swaps(1)	Contract Period	Price(2)	Fair Value
Crude—139 Bbl/d (sale)	Apr 2007	$63.86	$(1)
Crude—139 Bbl/d (sale)	Apr 2007	64.87	2
Crude—955 Bbl/d (sale)	Apr-Jun 2007	71.33	562
Crude—18 Bbl/d (sale)	May 2007	63.89	1
Crude—18 Bbl/d (sale)	May 2007	65.35	(3)
Crude—121 Bbl/d (sale)	Jun 2007	64.83	(1)
Crude—121 Bbl/d (sale)	Jun 2007	65.81	2
Crude—662 Bbl/d (sale)	Jul 2007	65.19	(9)
Crude—662 Bbl/d (sale)	Jul 2007	66.17	10
Crude—698 Bbl/d (sale)	Aug 2007	65.50	(11)
Crude—698 Bbl/d (sale)	Aug 2007	66.48	9
Crude—773 Bbl/d (sale)	Sep 2007	65.77	(13)
Crude—773 Bbl/d (sale)	Sep 2007	66.75	9
Crude—1,252 Bbl/d (sale)	Oct 2007	65.99	(25)
Crude—1,252 Bbl/d (sale)	Oct 2007	66.97	12
Crude—1,383 Bbl/d (sale)	Nov 2007	66.21	(28)
Crude—1,383 Bbl/d (sale)	Nov 2007	67.19	11
Crude—1,958 Bbl/d (sale)	Dec 2007	66.46	(35)
Crude—1,958 Bbl/d (sale)	Dec 2007	67.35	16
Natural Gas—7,088 MMBtu/d (purchase)	Apr 2007	8.16	(279)
Natural Gas—86,850 MMBtu/d (purchase)	May 2007	8.08	(3,039)
Natural Gas—13,167 MMBtu/d (purchase)	Jun 2007	8.16	(432)
Natural Gas—12,581 MMBtu/d (purchase)	Jul 2007	8.29	(443)
Natural Gas—12,258 MMBtu/d (purchase)	Aug 2007	8.35	(408)
Natural Gas—4,833 MMBtu/d (purchase)	Sep 2007	8.38	(149)

IsoButane—6,231 Gal/d (sale)	Jan 2007	1.23	15
IsoButane—4,210 Gal/d (sale)	Jan-Mar 2007	1.17	8
IsoButane—1,974 Gal/d (sale)	Jan-Mar 2007	1.14	(1)
IsoButane—4,328 Gal/d (sale)	Feb 2007	1.16	1
IsoButane—3,007 Gal/d (sale)	Feb-Mar 2007	1.35	36
IsoButane—1,806 Gal/d (sale)	Mar 2007	1.28	8
Natural Gasoline—17,756 Gal/d (sale)	Jan 2007	1.46	72
Natural Gasoline—12,446 Gal/d (sale)	Jan-Mar 2007	1.37	52
Natural Gasoline—10,468 Gal/d (sale)	Feb 2007	1.33	2
Natural Gasoline—10,034 Gal/d (sale)	Feb-Mar 2007	1.59	159
Natural Gasoline—4,387 Gal/d (sale)	Mar 2007	1.62	40
Normal Butane—21,018 Gal/d (sale)	Jan 2007	1.20	51
Normal Butane—18,981 Gal/d (sale)	Jan-Mar 2007	1.13	24
Normal Butane—13,879 Gal/d (sale)	Feb 2007	1.12	1
Normal Butane—10,712 Gal/d (sale)	Feb-Mar 2007	1.29	108
Normal Butane—5,839 Gal/d (sale)	Mar 2007	1.28	30
Propane—211,643 Gal/d (sale)	Jan 2007	1.09	1,071
Propane—3,559 Gal/d (sale)	Jan-Feb 2007	1.05	26
Propane—71,516 Gal/d (sale)	Jan-Mar 2007	0.96	284
Propane—178,742 Gal/d (sale)	Feb 2007	1.06	695
Propane—23,797 Gal/d (sale)	Feb-Mar 2007	1.18	360
Propane—25,806 Gal/d (sale)	Mar 2007	1.13	174

			$(1,026)

Forward Physical Contracts	Price(2)	Fair Value
Natural Gas—9,000 MMBtu/d	$7.56	$(1,417)

Current—Total MarkWest Hydrocarbon Standalone		$(1,658)

    (1)
    Swaps represent fixed forward sales and purchases, which, in combination economically hedge our frac spread position.

    (2)
    A weighted average is used for grouped positions.

        The following table summarizes the non-current derivative positions specific to MarkWest Hydrocarbon Standalone's segment at December 31, 2006 (in thousands, except price data):

Fixed Swaps(1)	Contract Period	Price	Fair Value
Crude—2,181 Bbl/d (sale)	Jan 2008	$67.48	$16
Crude—2,181 Bbl/d (sale)	Jan 2008	66.59	(40)
Crude—1,956 Bbl/d (sale)	Feb 2008	67.58	12
Crude—1,956 Bbl/d (sale)	Feb 2008	66.70	(35)
Crude—1,160 Bbl/d (sale)	Mar 2008	67.67	7
Crude—1,160 Bbl/d (sale)	Mar 2008	66.78	(23)

Non-current—Total MarkWest Hydrocarbon Standalone			$(63)

    (1)
    Swaps represent fixed forward sales to hedge our production of NGLs.

        A summary of MarkWest Hydrocarbon Standalone's commodity derivative instruments is provided below (in thousands):

	December 31,
	2006	2005
Fair value of derivative instruments:
Current asset	$5,727	$—
Noncurrent asset	35	—
Current liability	7,385	—
Noncurrent liability	98	—

  MarkWest Energy Partners

        The Partnership's primary risk management objective is to reduce volatility in its cash flows arising from changes in commodity prices related to future sales of natural gas, NGLs and crude oil. Swaps and futures contracts may allow the Partnership to reduce volatility in its realized margins as realized losses or gains on the derivative instruments generally are offset by corresponding gains or losses in the Partnership's sales of physical product. While the Partnership largely expects it's realized derivative gains and losses to be offset by increases or decreases in the value of its physical sales, it will experience volatility in reported earnings due to the recording of unrealized gains and losses on its derivative positions that will have no offset. The volatility in any given period related to unrealized gains or losses can be significant to the overall results of the Partnership, however, it ultimately expects those gains and losses to be offset when they become realized.

        The following tables summarize the current derivative positions specific to MarkWest Energy Partner's segment at December 31, 2006 (in thousands, except price data):

Fixed Swaps(1)	Contract Period	Fixed Price(2)	Fair Value
Crude—390 Bbl/d (sale)	Jan-Dec 2007	$68.46	$473
Crude—600 Bbl/d (sale)	Jan-Dec 2007	64.77	(58)
Ethane—50,000 Gal/d (sale)	Jan-Mar 2007	0.78	736

			$1,151

Basis Swaps	Contract Period	Fair Value
Natural Gas—14,000 MMBtu/d	Jan-Oct 2007	$(33)

Options (puts)(3)	Contract Period	Floor	Fair Value
Ethane—50,000 Gal/d	Apr-Jun 2007	$0.65	$7
Ethane—50,000 Gal/d	July-Sep 2007	0.65	—
Ethane—50,000 Gal/d	Oct-Dec 2007	0.65	—

			$7

Collars(4)	Contract Period	Floor(2)	Cap(2)	Fair Value
Crude—1,105 Bbl/d	Jan-Dec 2007	$69.08	$82.43	$2,469
Propane—23,000 Gal/d	Jan-Mar 2007	1.05	1.28	286
Propane—30,000 Gal/d	Apr-Jun 2007	0.96	1.16	240
Propane—30,000 Gal/d	Jul-Sep 2007	0.97	1.16	—
Propane—30,000 Gal/d	Oct-Dec 2007	0.98	1.18	—

				2,995
Current Total—MarkWest Energy Partners				$4,120

    (1)
    Forward sales to hedge our production.

    (2)
    A weighted average is used for grouped positions.

    (3)
    Purchase of puts to hedge our Ethane production.

    (4)
    Forward producer collars to hedge our production.

        The following table summarizes the non-current derivative positions specific to MarkWest Energy Partner's segment at December 31, 2006 (in thousands, except price data):

Collars(1)	Contract Period	Floor(2)	Cap(2)	Fair Value
Crude—1,476 Bbl/d	Jan-Mar 2008	$69.76	$79.01	$688
Crude—550 Bbl/d	Jan-Dec 2008	64.48	73.98	236
Crude—1,473 Bbl/d	Apr-Jun 2008	69.48	78.66	627
Crude—1,437 Bbl/d	Jul-Sep 2008	68.90	78.32	566
Crude—1,473 Bbl/d	Oct-Dec 2008	68.41	77.85	550
Crude—925 Bbl/d	Jan-Dec 2008	65.00	68.78	(172)
Crude—550 Bbl/d	Jan-Dec 2009	63.13	72.58	92
Crude—450 Bbl/d	Jan-Mar 2009	63.00	70.00	(72)
Crude—1,925 Bbl/d	Jan-Dec 2009	63.96	68.90	(844)
Crude—450 Bbl/d	Apr-Jun 2009	63.00	70.00	(82)
Crude—450 Bbl/d	Jul-Sep 2009	63.00	70.00	(91)
Crude—450 Bbl/d	Oct-Dec 2009	63.00	70.00	(101)

Non-Current—Total MarkWest Energy Partners				$1,397

    (1)
    Forward producer collars to hedge our production.

    (2)
    A weighted average is used for grouped positions.

        A summary of MarkWest Energy's commodity derivative instruments is provided below (in thousands):

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

        A reconciliation of the actual income tax benefit (expense) from continuing operations and the amount computed by applying the federal statutory rate of 35% to the income (loss) before income taxes is as follows (in thousands):

	Year ended December 31,
	2006	2005	2004
Federal income tax at statutory rate(1)	$(5,176)	$2,926	$280
State income taxes, net of federal benefit	(402)	294	(7)
Permanent items	61	(16)	—
Stock options subject to variable accounting	—	—	(369)
Percentage depletion in excess of cost basis	—	—	37
Nondeductible expenses	—	—	(21)
Prior year adjustment for state NOL carryforward	—	—	1,085
Change in valuation allowance	341	(1,053)	(1,121)
Change in federal / state statutory rate	41	(117)	(117)
Impact of state amended tax returns	—	—	(177)
Alternative minimum tax credit	—	—	373
Texas margin tax from the Partnership	(129)	—	—
Other	12	(230)	(41)

Income tax benefit (expense)	$(5,252)	$1,804	$(78)

    (1)
    The calculation of federal income tax at statutory rate has been adjusted for the non-controlling interest in net income of consolidated subsidiary.

        The deferred tax assets and liabilities resulting from temporary book-tax differences are comprised of the following (in thousands):

	December 31,
	2006	2005
Current deferred tax assets
Accruals and reserves	$143	$157
Derivative instruments	742	—
Stock compensation	134	32
Other	—	7

Current deferred tax assets	1,019	196

Current deferred tax liabilities
Investment in third party partnerships	529	343
Marketable securities	670	215

Current deferred tax liabilities	1,199	558

Current subtotal—liability	180	362

Long-term deferred tax assets
Participation plan compensation	3,903	1,626
Property, plant, and equipment	—	135
Stock compensation	—	84
Tax credit carryforward	2,664	2,920
Federal NOL carryforward	—	6,145
State NOL carryforward	802	2,278

Long-term deferred tax assets	7,369	13,188

Valuation allowance	(802)	(2,278)

Net long-term deferred tax assets	6,567	10,910

Long-term deferred tax liabilities
Property, plant, and equipment	82	—
Stock compensation	19	—
Investment in consolidated subsidiary	15,890	14,397
Other	129	—

Long-term deferred tax liabilities	16,120	14,397

Long-term subtotal—liability	9,553	3,487

Net deferred tax liability	$9,733	$3,849

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

        Of the total compensation cost recognized for restricted units $0.1 million, $0.4 million and $0.5 million related to the accelerated vesting of restricted units for the years ended December 31, 2006, 2005 and 2004, respectively. The accelerated vesting of restricted units occurs when specific distribution targets are achieved, as set forth in the individual grant agreements

        The following summarizes the total compensation cost not yet recognized as of December 31, 2006, related to nonvested awards (in thousands). The actual compensation cost recognized might differ for the restricted units, as they qualify as liability awards, which are affected by changes in the fair value.

	Amount	Weighted- average Remaining Vesting Period (years)
Stock options	$—	—
Restricted stock	362	2.2
Restricted units	1,769	1.8

Total	$2,131

        At December 31, 2006, the Company has three stock-based compensation plans, one of which is through its consolidated subsidiary, MarkWest Energy Partners.

  2006 Stock Incentive Plan

        In June 2006, the Company's shareholders approved the 2006 Stock Incentive Plan ("2006 Plan"), effective July 1, 2006. The 2006 Plan replaced both the 1996 Stock Incentive Plan and the 1996 Non-employee Director Stock Option Plan (together the "1996 Plans"). Under the 2006 Plan the

Company may grant a maximum of 1,000,000 restricted shares and stock options, subject to varying vesting terms and expected terms as discussed below.

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

        Under SFAS 123R, the Company's stock options are categorized as equity awards. Accordingly, compensation expense for options is measured based on the grant date fair value and is amortized into earnings over the service period as the options vest. The options historically vested at the rate of 25% per year for options granted in 1999 and thereafter, and 20% per year for options granted prior to 1999. The fair value of the options is estimated using the Black-Scholes option-pricing model. The options have a maximum term of ten years and may, at the discretion of the Company, be exercised using either a Company-assisted or broker-assisted cashless exercise.

        The following summarizes the impact of the Company's stock option plan (in thousands of shares):

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

        A summary of the status of the Company's stock option plans as of December 31, 2006, 2005 and 2004, are presented below.

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

        The following summarizes the impact of the Company's restricted stock plans:

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

  Participation Plan

        The Company has also entered into arrangements with certain directors and employees of the Company referred to as the Participation Plan. Under it, the Company sells subordinated units of the Partnership or interests in the Partnership's general partner under a purchase and sale agreement. There is no maximum contractual term under the Participation Plan. The Company's capacity to grant further general partner interests is limited by its ownership in the general partner. The subordinated units are sold without any restrictions on transfer.

        Both the subordinated unit and general partner interest transactions are considered compensatory arrangements due to the put-and-call provisions and the associated valuation being based on a formula instead of an independent third party valuation. Under SFAS 123R, the subordinated units and general partner interests are classified as liability awards. As a result, the Company is required to mark to market the subordinated unit and general partner interest valuations at the end of each period. Compensation expense related to general partner interests is calculated as the difference in the formula value and the amount paid by those individuals. The formula value is the amount MarkWest Hydrocarbon would have to pay the employees and directors to repurchase the general partner interests, and is based on the current market value of the Partnership's common units and the current quarterly distributions paid.

        The interest in the Partnership's general partner is sold with certain put-and-call provisions. These require MarkWest Hydrocarbon to buy back, or require the individuals to sell back their interest in the general partner to MarkWest Hydrocarbon. Specifically, the employees and directors can exercise their put if (1) MarkWest Hydrocarbon or the Partnership's general partner undergoes a change of control; (2) additional membership interests are issued that, on a pro forma basis, decrease the distributions to all the then existing members; (3) any amendment, alteration or repeal of the provisions of the general partner agreement materially and adversely affects the then existing rights, duties, obligations or restrictions of the employees and directors; or (4) the employee or director (i) becomes totally disabled while a director, officer or employee of the general partner, of MarkWest Hydrocarbon or of any of their affiliates, or (ii) dies, or (iii) retires as a director, officer or employee of the general partner of MarkWest Hydrocarbon or of any of their affiliates after reaching the age of 60 years. The employee or his estate has 120 days after the put event to exercise the put under (4) and 30 days after notice to exercise under (1) through (3). MarkWest Hydrocarbon can exercise its call option if (i) the employee or director ceases to be a director or employee of MarkWest Hydrocarbon or any of its affiliates, or (ii) if there is a change of control of MarkWest or of the Partnership's general partner. For the call option based upon a termination of employment or directorship, MarkWest Hydrocarbon has 12 months following the termination date to exercise its call option. MarkWest Hydrocarbon has agreed to exempt the general partner interests of three present or former directors from the call option based upon a termination of employment or directorship. Additionally, pursuant to the terms of our current CEO's employment agreement with MarkWest Hydrocarbon, all of his general partner interest has become exempt from the call option based upon a termination of employment or directorship for reasons other than cause. For the call option based upon a change of control of MarkWest or of the Partnership's general partner, MarkWest Hydrocarbon has 30 days following the change of control to exercise its call option.

        On October 13, 2006, the Company completed the repurchase of a 0.5% interest in the general partner. This purchase resulted in an increase in our ownership level in the general partner to 89.7%. The Company did not sell any subordinated units to employees or directors in 2006 or 2005. Likewise, the Company did not reacquire any subordinated units in 2006 or 2005.

  MarkWest Energy Partners' Long-Term Incentive Plan

        The number of restricted units available for issuance under the LTIP has been adjusted to reflect the February 2007 two-for-one unit split (see Note 2 above).

        The general partner has adopted the MarkWest Energy Partners, L.P. Long-Term Incentive Plan for employees and directors of the general partner, as well as employees of its affiliates who perform services for us. The plan consists of restricted units and unit options. It permits the grant of awards covering an aggregate of 1,000,000 common units, comprised of 400,000 restricted units and 600,000 unit options. The Compensation Committee of the general partner's Board of Directors administers the plan.

  Restricted Units

        A restricted unit is a "phantom" unit that entitles the grantee to receive a common unit of the Partnership upon the vesting of the phantom unit, or, at the discretion of the Compensation Committee, cash equivalent to the value of a common unit. The restricted units vest over a service period of three years; however, vesting for certain awards may be accelerated if specific annualized distribution goals are met. During the vesting period, these restricted units are entitled to receive distribution equivalents, which represent cash equal to the amount of distributions made on common units.

        Under SFAS 123R, the restricted units are treated as liability awards. As a result, the Partnership is required to mark to market the awards at the end of each reporting period. Compensation expense is measured for the phantom unit grants using the market price of MarkWest Energy Partners' common units at each reporting date. The fair value of the units awarded is amortized into earnings over the period of service and is adjusted monthly for the change in the fair value of the unvested units granted.

        The following is a summary of restricted unit activity under the Partnership's Long-Term Incentive Plan:

	Number of Units	Weighted- average Grant-date Fair Value
Nonvested at January 1, 2004	68,992	$13.73
Granted	55,800	21.01
Vested	(54,906)	12.73
Forfeited	(10,886)	18.62

Nonvested at December 31, 2004	59,000	20.65

Granted	40,278	24.74
Vested	(18,200)	18.95
Forfeited	(3,350)	21.25

Nonvested at December 31, 2005	77,728	23.14

Granted	81,886	24.35
Vested	(26,986)	22.25
Forfeited	(7,428)	22.75

Nonvested at December 31, 2006	125,200	24.14

	Year ended December 31,
	2006	2005	2004
Weighted-average grant-date fair value of restricted units granted for the year ended	$1,993,658	$996,423	$1,172,083
Total fair value of restricted units vested / total intrinsic value of restricted units settled for the year ended	636,713	444,550	1,165,067

        For the year ended December 31, 2006, the Partnership issued 26,986 common units for vested restricted units. For the years ended December 31, 2005 and 2004 the partnership issued 17,700 and 54,596 common units, respectively and an additional 500 units were acquired in the open market in 2005.

        Of the total number of restricted units that vested in 2006, 2005 and 2004, the Partnership received no proceeds for issuing restricted units (other than the contributions by the general partner to maintain its 2% ownership interest), and there were no cash settlements. Additionally, in 2004 the Partnership's opted to redeem 310 restricted units for cash.

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

17.    Stockholder's equity

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

        On October 28, 2004, the Company's Board of Directors declared a stock dividend of one share of MarkWest Hydrocarbon's common stock for each ten shares owned by stockholders. The stock dividend of 976,974 shares was paid on November 19, 2004 to the stockholders of record as of the close of business on November 9, 2004.

  Cash Dividend

        On January 22, 2004, the Board of Directors declared a one-time special cash dividend of $0.50 per share of common stock. The dividend was paid on February 18, 2004 to stockholders of record as of the close of business on February 4, 2004, with an ex-dividend date of February 2, 2004.

  MarkWest Energy Partners

  Unit Split—February 28, 2007

        On February 28, 2007 the Partnership completed a two-for-one split of the Partnership's Common Units, whereby holders of record at the close of business on February 22, 2007 received one additional Common Unit for each Common Unit owned on that date. The unit split resulted in the issuance of an additional 15,603,257 common units and 600,000 subordinated units. For all periods presented, all Partnership specific references to the number of units and per unit net income and distribution amounts included in this report have been adjusted to give the effect to the unit split.

  Public Offering—July 6, 2006

        The Partnership priced its offering of 6,000,000 common units at $19.875 per unit. In addition, on July 12, 2006, the Partnership completed the sale of an additional 600,000 common units to cover over-allotments in connection with the Common Unit Offering. The sale of units resulted in total gross proceeds of $131.2 million, and net proceeds of approximately $125.9 million, after the underwriters' commission and legal, accounting and other transaction expenses. The Partnership used the net proceeds from the offering, which includes a capital contribution from its general partner to maintain its 2% general partner interest in the Partnership, to repay a portion of the outstanding indebtedness under term debt on the Partnership Credit Facility.

  Private Placement—December 28, 2005

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

  Private Placement—November 11, 2005

        The Partnership sold 3,288,130 common units to certain accredited investors at $22.11 per common unit, for gross proceeds of $72.7 million. Offering costs of $0.1 million reduced the aggregate gross proceeds of $72.7 million to $72.6 million of net proceeds.

  Public Offering—September 21, 2004

        The Partnership priced its offering of 4,314,790 common units at $21.71 per unit. The Partnership sold 4,000,000 units, for gross proceeds of $86.8 million. The remaining 314,790 were sold by certain unitholders, who retained the proceeds. In connection with the over-allotment provisions of the underwriting agreement, the Partnership issued an additional 647,218 common units, for gross proceeds of $14.1 million. Underwriters' fees of $4.8 million, and professional fees and other offering costs of $0.4 million, reduced the gross proceeds of $100.9 million to $95.7 million of net proceeds. The net proceeds of $95.7 million, and the $2.1 million contributed by the general partner to maintain its 2% interest, resulted in total net proceeds associated with the offering of $97.8 million.

  Private Placement—July 30, 2004

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

  Public Offering—January 12, 2004

        The Partnership priced its offering of 2,296,000 common units at $19.95 per unit. The Partnership sold 2,200,888 units, for gross proceeds of $43.9 million. The remaining 95,112 common units were sold by certain unitholders, who retained the proceeds. In connection with the over-allotment provisions of the underwriting agreement, the Partnership issued an additional 145,000 common units, for gross proceeds of $2.9 million. Underwriters' fees of $2.5 million, and professional fees and other offering costs of $1.3 million, reduced the gross proceeds of $46.8 million to $43.0 million of net proceeds. The net proceeds of $43.0 million, and the $0.9 million contributed by the general partner to maintain its 2% interest, resulted in total net proceeds of $43.9 million.

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

        In 2005 MarkWest Hydrocarbon, the Partnership, several of its affiliates, and an unrelated co-defendant, were served with three lawsuits, which in 2006 were consolidated into a single action captioned Ricky J. Conn, et al. v. MarkWest Hydrocarbon, Inc. et al., Floyd Circuit Court, Commonwealth of Kentucky, and Civil Action No. 05-CI-00137 (consolidated March 27, 2006 of three cases originally filed February, 2005). These actions involved third-party claims of property and personal injury damages sustained as a consequence of an NGL pipeline leak and an ensuing explosion and fire that occurred on November 8, 2004 in Ivel Kentucky. The pipeline was owned by an unrelated business entity, Equitable Production Company, and leased and operated by the Partnership's subsidiary, MarkWest Energy Appalachia, LLC ("MEA"). MEA transports NGLs from the Maytown gas processing plant to MEA's Siloam fractionator. The explosion and fire from the leaked vapors resulted in property damage to several residential structures and injuries to some of the residents.

        The Company notified its general liability insurance carriers of the incident and the lawsuits in a timely manner and coordinated its legal defense with the insurers. As of February 1, 2007, all of the claims in the litigation were fully settled, with MarkWest's insurance carrier and its co-defendant and its separate insurance carrier, funding the settlements.

        In June 2006, a Notice of Probable Violation and Proposed Civil Penalty (NOPV) (CPF No. 2-2006-5001) was issued by OPS to both MarkWest Hydrocarbon and Equitable Production Company, the owner of the pipeline, asserting six counts of violations of applicable regulations, and a proposed civil penalty in the aggregate amount of $1,070,000. An administrative hearing on the matter is presently set for the last week of March, 2007. One of the counts of violations, which count involves $825,000 of the $1,070,000 proposed penalty, concerns alleged activity in 1982 and 1987, which dates predate MarkWest's leasing and operation of the pipeline. MarkWest believes it has viable defenses to the remaining counts and will vigorously defend all applicable assertions of violations at the hearing.

        Related to the above referenced pipeline incident, MarkWest Hydrocarbon and the Partnership have filed an independent action captioned MarkWest Hydrocarbon, Inc., et al. v. Liberty Mutual Ins. Co., et al. (District Court, Arapahoe County, Colorado, Case No. 05CV3953 filed August 12, 2005), as removed to the U.S. District Court for the District of Colorado, (Civil Action No. 1:05-CV-1948, on October 7, 2005) against its All-Risks Property and Business Interruption insurance carriers as a result of the insurance companies' refusal to honor their insurance coverage obligation to pay the Company for certain expenses related to the pipeline incident. These include the Company's internal expenses and costs incurred for damage to, and loss of use of the pipeline, equipment and products; the extra transportation costs incurred for transporting the liquids while the pipeline was out of service; the reduced volumes of liquids that could be processed; and the costs of complying with the OPS Corrective Action Order (hydrostatic testing, repair/replacement and other pipeline integrity assurance measures). These expenses and costs have been expensed as incurred and any potential recovery from the All-Risks Property and Business Interruption insurance carriers will be treated as "other income" if and when it is received. Following initial discovery, the Company was granted leave of the Court to amend its complaint to add a bad faith claim, and a claim for punitive damages. The Company has not provided for a receivable for any of the claims in this action because of the uncertainty as to whether and how much the Company will ultimately recover under the policies. Discovery in the action is continuing. The Company has also asserted that the cost of pipeline testing, replacement and repair are subject to an equitable sharing arrangement with the pipeline owner, pursuant to the terms of the pipeline lease agreement.

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

        With regard to the Partnership's Javelina facility, MarkWest Javelina is a party with numerous other defendants to several lawsuits brought by various plaintiffs who had residences or businesses located near the Corpus Christi industrial area, an area which included the Javelina gas processing plant, and several petroleum, petrochemical and metal processing and refining operations. These suits, Victor Huff v. ASARCO Incorporated, et al. (Cause No. 98-01057-F, 214th Judicial Dist. Ct., County of Nueces, Texas, original petition filed in March 3, 1998); Hipolito Gonzales et al. v. ASARCO Incorporated, et al., (Cause No. 98-1055-F, 214th Judicial Dist. Ct., County of Nueces, Texas, original petition filed in 1998); Jason and Dianne Gutierrez, individually and as representative of the estate of Sarina Galan Gutierrez (Cause No. 05-2470-A, 28th Judicial District, severed May 18, 2005, from the Gonzales case cited above); and Esmerejilda G. Valasquez, et al. v. Occidental Chemical Corp., et al., Case No. A-060352-C, 128th Judicial District, Orange County, Texas, original petition filed July 10, 2006; as refiled from previously dismissed petition captioned Jesus Villarreal v. Koch Refining Co. et al., Cause No. 05-01977-F, 214th Judicial Dist. Ct., County of Nueces, Texas, originally filed April 27, 2005), set forth claims for wrongful death, personal injury or property damage, harm to business operations and nuisance type claims, allegedly incurred as a result of operations and emissions from the various industrial operations in the area or from products Defendants allegedly manufactured, processed, used, or distributed. The Gonzales action was settled in early 2006 pursuant to a mediation held December 9, 2005. The other actions have been and are being vigorously defended and, based on initial evaluation and consultations; it appears at this time that these actions should not have a material adverse impact on the Partnership.

        In the ordinary course of business, the Company is a party to various other legal actions. While it is not possible to predict the outcome of the legal actions with certainty, management is of the opinion that appropriate provision and accruals for potential losses associated with all legal actions have been made in the financial statements. In the opinion of management, none of these actions, either individually or in the aggregate, will have a material adverse effect on the Company's financial condition, liquidity or results of operations.

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

$26,585

19.    Related party transactions

        Through the Company's wholly owned subsidiary, Matrex, LLC, the Company held interests in a few exploration and production assets in which MAK-J Energy Partners Ltd. ("MAK-J") also owns interests. These interests were sold on October 7, 2005. The general partner of MAK-J is a corporation owned and controlled by the Company's former President and Chief Executive Officer and current Chairman of the Board of Directors.

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

        In the first quarter of 2007, the Partnership's Gulf Coast business unit received proceeds of $5.5 million from a recently concluded rate case. The proceeds will be recorded as a reduction of facilities expense and interest income in the first quarter results of operations.

21.    Segment Information

        MarkWest Hydrocarbon's operations are classified into two reportable segments:

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

        Selling, general and administrative expenses are allocated to the segments based on direct expenses incurred by the segments or allocated based on the percent of time that employees devote to the segment in accordance with the Partnership's services agreement with the Company.

	MarkWest Hydrocarbon Standalone	MarkWest Energy Partners	Consolidating Entries	Total
Year ended December 31, 2006:
Revenues:
Revenue	$278,655	$624,279	$(73,636)	$829,298
Derivative gain	4,751	5,632	—	10,383

Total revenue	283,406	629,911	(73,636)	839,681
Purchased product costs	239,359	376,237	(49,310)	566,286
Facility expenses	21,617	60,112	(24,326)	57,403
Selling, general and administrative expenses	18,853	44,185	—	63,038
Depreciation	1,017	29,993	—	31,010
Amortization of intangible assets	—	16,047	—	16,047
Accretion of asset retirement and lease obligations	—	102	—	102

Income from operations	2,560	103,235	—	105,795
Other income (expense):
Earnings from unconsolidated affiliates	—	5,316	—	5,316
Interest income	612	962	—	1,574
Interest expense	(276)	(40,666)	—	(40,942)
Amortization of deferred financing costs and original issue discount (a component of interest expense)	(135)	(9,094)	—	(9,229)
Dividend income	447	—	—	447
Miscellaneous income	437	11,100	—	11,537

Income before non-controlling interest in net income of consolidated subsidiary and income taxes	3,645	70,853	—	74,498
Income tax expense	(5,124)	(769)	641	(5,252)
Non-controlling interest in net income of consolidated subsidiary	—	—	(59,709)	(59,709)
Interest in net income of consolidated subsidiary	11,016	—	(11,016)	—

Net income	$9,537	$70,084	$(70,084)	$9,537

	MarkWest Hydrocarbon Standalone	MarkWest Energy Partners	Consolidating Entries	Total
Year ended December 31, 2005:
Revenues:
Revenue	$281,362	$542,941	$(64,922)	$759,381
Derivative loss	(1,347)	(1,851)	—	(3,198)

Total revenue	280,015	541,090	(64,922)	756,183
Purchased product costs	258,188	408,884	(41,982)	625,090
Facility expenses	20,545	47,972	(22,940)	45,577
Selling, general and administrative expenses	11,777	21,573	—	33,350
Depreciation	1,295	19,534	—	20,829
Amortization of intangible assets	—	9,656	—	9,656
Accretion of asset retirement and lease obligations	1	159	—	160

Income (loss) from operations	(11,791)	33,312	—	21,521
Other income (expense):
Losses from unconsolidated affiliates	—	(2,153)	—	(2,153)
Interest income	693	367	—	1,060
Interest expense	(153)	(22,469)	—	(22,622)
Amortization of deferred financing costs and original issue discount (a component of interest expense)	(199)	(6,780)	—	(6,979)
Dividend income	392	—	—	392
Miscellaneous income	215	51	—	266

Income (loss) before non-controlling interest in net income of consolidated subsidiary and income taxes	(10,843)	2,328	—	(8,515)
Income tax benefit	1,804	—	—	1,804
Non-controlling interest in net income of consolidated subsidiary	—	27	(118)	(91)
Interest in net income of consolidated subsidiary	2,237	—	(2,237)	—

Net income (loss)	$(6,802)	$2,355	$(2,355)	$(6,802)

	Markwest Hydrocarbon Standalone	Markwest Energy Partners	Consolidating Entries	Total
Year ended December 31, 2004:
Revenues:
Revenue	$222,082	$319,939	$(59,538)	$482,483
Derivative loss	(3,745)	(820)	—	(4,565)

Total revenue	218,337	319,119	(59,538)	477,918
Purchased product costs	185,951	229,339	(34,224)	381,066
Facility expenses	23,983	29,911	(25,314)	28,580
Selling, general and administrative expenses	11,999	16,133	—	28,132
Depreciation	1,339	15,556	—	16,895
Amortization of intangible assets	—	3,640	—	3,640
Accretion of asset retirement and lease obligations	2	13	—	15
Impairments	—	130	—	130

Income (loss) from operations	(4,937)	24,397	—	19,460
Other income (expense):
Interest income	560	87	—	647
Interest expense	(147)	(9,236)	—	(9,383)
Amortization of deferred financing costs and original issue discount (a component of interest expense)	(45)	(5,236)	—	(5,281)
Dividend income	259	—	—	259
Miscellaneous income (expense)	838	(50)	—	788

Income (loss) before non-controlling interest in net income of consolidated subsidiary and income taxes	(3,472)	9,962	—	6,490
Income tax expense	(78)	—	—	(78)
Non-controlling interest in net income of consolidated subsidiary	511	—	(7,826)	(7,315)
Interest in net income of consolidated subsidiary	2,136	—	(2,136)	—

Net income (loss)	$(903)	$9,962	$(9,962)	$(903)

22.    Quarterly Results of Operations (Unaudited)

        The following summarizes the Company's quarterly results of operations for 2006 and 2005 (in thousands, except per share data):

	Three months ended
2006
	March 31	June 30	September 30	December 31
Revenue	$250,644	$186,141	$220,137	$182,759
Income from operations	21,955	17,566	52,113	14,161
Net income (loss)	2,832	(2,132)	10,004	(1,167)
Net income (loss) per share:
Basic	$0.26	$(0.18)	$0.84	$(0.10)
Diluted	$0.26	$(0.18)	$0.83	$(0.10)
	Three months ended
2005
	March 31	June 30	September 30	December 31
Revenue	$147,463	$150,692	$182,238	$275,790
Income (loss) from operations	9,446	1,475	(2,485)	13,085
Net income (loss)	1,539	(1,609)	(5,688)	(1,044)
Net income (loss) per share:
Basic	$0.14	$(0.14)	$(0.48)	$(0.09)
Diluted	$0.14	$(0.14)	$(0.48)	$(0.09)

23.    Valuation and Qualifying Accounts

        Activity in the allowance for doubtful accounts is as follows (in thousands):

	December 31,
	2006	2005	2004
Balance, beginning of period	$175	$249	$120
Charged to costs and expenses	141	46	277
Other charges(1)	(160)	(120)	(148)

Balance, end of period	$156	$175	$249

    (1)
    Bad debts written off (net of recoveries).

24.    Restatement of Consolidated Financial Statements

        Subsequent to the issuance of the Company's 2006 consolidated financial statements the Company determined that certain revenue transactions in the Partnership's East Texas segment were reported net and should be accounted for gross as a principal, pursuant to EITF Issue No. 99-19, Revenue Gross as a Principal versus Net as an Agent ("EITF 99-19"). EITF 99-19 requires the Company to record revenue gross when it acts as the principal in a transaction and net when it acts as an agent. As a result, the Company has restated its consolidated financial statements for the years ended December 31, 2006 and 2005.

        The following tables present the impact of the restatement on the affected line items of the Consolidated Statements of Operations for the periods presented (in thousands):

	Year ended December 31, 2006			Year ended December 31, 2005
	As Previously Reported	Adjustment	Restated	As Previously Reported	Adjustment	Restated
Revenues	$775,339	$53,959	$829,298	$717,375	$42,006	$759,381
Total revenues	785,722	53,959	839,681	714,177	42,006	$756,183
Purchased product costs	512,327	53,959	566,286	583,084	42,006	625,090
Total operating expenses	679,927	53,959	733,886	692,656	42,006	734,662

        This restatement has the effect of increasing the amounts included in the revenue line item "Revenues" and increasing, by the same amount, the amounts included in "Purchased product costs." Although the misstatement for the year ended December 31, 2004 was deemed immaterial, revenue and purchased product costs have both been increased by $17.8 million to reflect the correction of this error. The restatement of revenue and expenses does not affect net income, earnings per unit, the consolidated statements of stockholders' equity or the consolidated balance sheets.

 Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

        On September 20, 2005, the Company engaged Deloitte & Touche LLP as the Registrant's independent registered public accounting firm for the year ending December 31, 2005, and to perform procedures related to the financial statements included in the Company's quarterly reports on Form 10-Q, beginning with the quarter ended September 30, 2005. The Audit Committee made the decision to engage Deloitte & Touche and that decision was then approved, adopted and ratified by the Company's Board of Directors. The Company had not consulted with Deloitte & Touche during the two most recent fiscal years or during any subsequent interim period prior to its appointment as auditor regarding either (i) the application of accounting principles to a specified transaction, either completed or proposed; or the type of audit opinion that might be rendered on the Registrant's consolidated financial statements, and neither a written report was provided to the Partnership nor oral advice was provided that Deloitte & Touche concluded was an important factor considered by the Partnership in reaching a decision as to the accounting, auditing or financial reporting issue; or (ii) any matter that was either the subject of disagreement (as defined in Item 304(a)(1)(iv) of Regulation S-K and the related instructions) or a reportable event (within the meaning of Item 304(a)(1)(v) of Regulation S-K).

Item 9A. Controls and Procedures (Revised)

  Evaluation of Disclosure Controls and Procedures

        Disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended(the "Exchange Act")) are controls and other procedures that are designed to provide reasonable assurance that the information that we are required to disclose in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

        In connection with the restatement of its financial statements to correct an error in accounting for certain revenue arrangements in our East Texas segment which were inappropriately accounted for net as an agent, the Company reevaluated its disclosure controls and procedures. In connection with the preparation of this restated Annual Report, our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2006. In making this evaluation, our management considered the material weakness discussed in Management's Report on Internal Control Over Financial Reporting. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective at the reasonable assurance level as of December 31, 2006.

Changes in Internal Control Over Financial Reporting

        There have been changes in our internal controls over financial reporting that occurred during the fiscal quarter ended December 31, 2006 that have materially affected or are reasonably likely to materially affect our internal controls over financial reporting:

Remediation of Prior Year's Material Weaknesses in Internal Control

        As reported in Item 9A of the Company's 2005 Form 10-K/A, material weaknesses existed in the Company's control structure as of December 31, 2005 and 2004. The remediation of these material weaknesses and underlying significant deficiencies were addressed by a series of actions detailed in prior filings.

        Although each of the individual control changes may not be material alone, in aggregate the control changes implemented have had a material impact on the effectiveness of the control environment.

        Internal Control Environment.    In connection with management's assessment of the effectiveness of internal control over financial reporting for the year ended December 31, 2005, we identified the presence of an ongoing material weakness related to our internal control environment. Specifically, our control environment did not sufficiently promote effective internal control over financial reporting through the management structure to prevent a material misstatement, as was evidenced by deficiencies or significant deficiencies.

        In order to remediate this material weakness, we completed the following actions between July 2005 and December 2006:

        Deficiency or significant deficiency identified at December 31, 2005, and the remediation activity:

  •
  Entity level controls, including the anti-fraud program and controls necessary to address the COSO elements of risk assessment, information and communication, were inadequate.

  •
  We established a compliance office focused on the entity-level risk assessment, control design, deficiency identification and remediation, detailed review and re-documentation of all of our internal control processes and implementation of significant internal control design changes to ensure that all internal control objectives are met.

  •
  We conducted an entity-level risk assessment, established an internal audit plan and began to execute that internal audit plan. Results are reported directly to our general partner's audit committee and to senior management.

  •
  We established a Fraud Risk Assessment and Management Program and executed that program.

  •
  We enhanced employee awareness of our already existing Code of Conduct, ethics and anti-fraud policies through a training program that we delivered to substantially all employees in the second and third quarters of 2006.This training included heightened awareness of the ethics hotline availability and access options.

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

  •
  Segregation of duties within certain key processes was inadequate to support management's assertions with respect to accuracy and completeness of financial records.

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

  •
  We centralized substantially all accounting functions in the Denver office to provide enhanced communication and reporting capability.

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

        Risk Management.    In connection with management's assessment of the effectiveness of internal control over financial reporting for the year ended December 31, 2005, we identified, as of December 31, 2005, the presence of a material weakness related to our risk management. We did not have adequate internal controls and processes in place to support our management's assertions with respect to the completeness, accuracy and validity of commodity transactions. The design of internal controls over commodity transactions did not support the independent validation of data or control and review of transaction activity. In particular, personnel responsible for executing and entering transactions into commodity accounting systems also had duties that were not compatible with transaction execution and entry. In order to remediate this material weakness, we added the following personnel in July 2005, January and September 2006, respectively:

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

        Management tests of controls conducted in the fourth quarter of 2006 and as of December 31, 2006, provide reasonable assurance that the enhanced and changed controls were operating effectively and that the material weaknesses identified at December 31, 2005, except for the material weakness reported at December 31, 2006 and described in the 2006 Management's Report on Internal Controls Over Financial Reporting, have been remediated.

        Because Javelina was acquired late in 2005, management did not include the internal control processes for the Javelina entities in its assessment of internal controls as of December 31, 2005. Management has included all aspects of internal controls for Javelina in its 2006 assessment.

Remediation Efforts for Current Year's Material Weakness in Internal Control Subsequent to December 31, 2006

        As reported in Management's Report on Internal Controls Over Financial Reporting, a material weakness existed related to proper contract accounting for certain technical accounting issues such as accounting for derivatives and revenue recognition as of December 31, 2006. Specifically, there was an issue related to our prior year material weakness that had not been fully remediated prior to year-end. As of year-end, management did not have a process in place to monitor previously existing contracts in response to specific technical accounting issues such as changes in SFAS No. 133 and revenue recognition issues such as whether to record revenue gross as a principal or net as an agent.

        In our Form 10-K originally filed on March 7, 2007, management believed this material weakness was narrowly related to the lack of a comprehensive review of all contracts entered into prior to 2006 for the purpose of ensuring that determinations about derivative implications and SFAS No. 133 issues had been made appropriately and remained appropriate. The reason such a comprehensive review was deemed necessary was because the determinations related to these historical contracts were originally made in an environment where material weaknesses are known to have existed. Inappropriate conclusions could lead to errors, the most significant of which would likely be in recognition of unrealized gains or losses. Prior to our Form 10K originally filed on March 7, 2007, management had enhanced the process for identifying derivatives and conducted a comprehensive review of substantially all contracts across the Company to determine whether derivatives and embedded derivatives have been appropriately identified and that those determinations remain appropriate given evolving literature. No errors with respect to derivatives and embedded derivatives were noted in that review process.

        Subsequent to March 7, 2007, management determined that in addition to the improper evaluation of derivatives, other contract accounting issues existed at December 31, 2006, specifically related to recording revenue gross as a principal or net as an agent.

        Subsequent to December 31, 2006, management has enhanced its contract accounting review process to ensure appropriate accounting treatment for new and previously existing contracts. Management has also completed a reevaluation of all critical accounting memos that have a direct impact on contract accounting. In addition, management will enhance existing contract accounting review checklists to ensure proper accounting analysis of significant revenue recognition and technical accounting areas.

MANAGEMENT'S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING (REVISED)

        Management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Rule 13a-15(f) under the Exchange Act. The Company's internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles in the United States of America and includes those policies and procedures that:

  •
  pertain to the maintenance of records that in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the Company;

  •
  provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and directors of the Company; and

  •
  provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company's assets that could have a material effect on the financial statements.

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

        Management assessed the effectiveness of our internal controls over financial reporting as of December 31, 2006. In making this assessment, management used the criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO"). A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our internal control over financial reporting was not effective at the reasonable assurance level as of December 31, 2006.

        At December 31, 2006, management identified the existence of a continuing material weakness related to contract accounting. Specifically, there was an issue related to our prior year material weakness that had not been fully remediated at year-end. As of year-end, management did not have a process in place for monitoring previously existing contracts for certain technical accounting issues such as accounting for derivatives and revenue recognition and had not conducted a comprehensive review of all significant contracts entered into prior to 2006 for the purpose of ensuring that determinations about derivatives and revenue recognition issues were made appropriately and remained appropriate. A comprehensive review was deemed necessary because the determinations related to these historical contracts were originally made in an environment where material weaknesses are known to have existed.

        Deloitte & Touche LLP, the independent registered public accounting firm that audited the consolidated financial statements of the Company included in this Annual Report on Form 10-K/A, has issued an attestation report on management's assessment of the effectiveness of the Company's internal control over financial reporting as of December 31, 2006. The report, which expresses an unqualified opinion on management's assessment and an adverse opinion on the effectiveness of the Company's internal control over financial reporting as of December 31, 2006, is included in this Item under the heading "Report of Independent Registered Public Accounting Firm".

Date: November 2, 2007	By:	/s/ FRANK M. SEMPLE Frank M. Semple President & Chief Executive Officer
Date: November 2, 2007	By:	/s/ NANCY K. BUESE Nancy K. Buese Senior Vice President & Chief Financial Officer

 REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
MarkWest Hydrocarbon, Inc.
Denver, Colorado

We have audited management's assessment, included in the accompanying Management's Report on Internal Control Over Financial Reporting, that MarkWest Hydrocarbon, Inc. and subsidiaries (the "Company") did not maintain effective internal control over financial reporting as of December 31, 2006, because of the effect of the material weakness identified in management's assessment based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management's assessment and an opinion on the effectiveness of the Company's internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, evaluating management's assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinions.

A company's internal control over financial reporting is a process designed by, or under the supervision of, the company's principal executive and principal financial officers, or persons performing similar functions, and effected by the company's board of directors, management, and other personnel to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company's internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company's assets that could have a material effect on the financial statements.

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

A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis. The following material weakness has been identified and included in management's revised assessment: At December 31, 2006, management identified and we confirmed the existence of a continuing material weakness related to accounting for contracts involving certain technical accounting issues such as accounting for derivatives and revenue recognition. Specifically, there was an issue related to a prior year material weakness that had not been fully remediated prior to year-end. As of year-end, management did not have a process in place to monitor previously existing contracts for certain technical accounting issues such as accounting for derivatives in response to changes in SFAS No. 133 and revenue recognition issues such as whether to record revenue gross as a principal or net as an agent. Management had not conducted a comprehensive review of all contracts entered into prior to 2006 for the purpose of ensuring that accounting for contracts involving technical accounting issues such as revenue recognition and determinations about derivative implications and SFAS No. 133 issues had been made appropriately and remained appropriate. A comprehensive review was deemed necessary as the determinations related to these historical contracts were originally made in an environment where material weaknesses are known to have existed. Inappropriate conclusions could lead to errors, the most significant of which would likely be in recognition of unrealized gains or losses.

The material weakness resulted from deficiencies in the design and operating effectiveness of controls relating to the ongoing monitoring of previously existing contracts for certain technical accounting issues such as accounting for derivatives in response to changes in SFAS No. 133 and revenue recognition issues such as whether to record revenue gross as a principal or net as an agent. The operating effectiveness deficiencies relate to the application of normal purchase/normal sale provisions of SFAS No. 133 and recording of revenue net as an agent versus gross as a principal. This identified weakness resulted in a material adjustment requiring that revenue be recorded gross, as a principal, instead of net, as originally recorded. This adjustment of revenue and purchased product costs represents a control deficiency and resulted in the restatement of the company's annual consolidated financials for the year ending December 31, 2005 and 2006, and the quarters ending March 31, 2007 and June 30, 2007, as discussed in Note 23 to the consolidated financial statements.

This material weakness was considered in determining the nature, timing, and extent of audit tests applied to our audit of the consolidated financial statements as of and for the year ended December 31, 2006, of the Company and this report does not affect our report on such financial statements.

In our opinion, management's assessment that the Company did not maintain effective internal control over financial reporting as of December 31, 2006, is fairly stated, in all material respects, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Also, in our opinion, because of the effect of the material weakness described above on the achievement of the objectives of the control criteria, the Company has not maintained effective internal control over financial reporting as of December 31, 2006, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements as of and for the year ended December 31, 2006, of the Company and our report dated March 7, 2007 (March 21, 2007 as to Note 13) (November 2, 2007 as to the effects of the restatement discussed in Note 24) expressed an unqualified opinion on those financial statements.

/s/ DELOITTE & TOUCHE, LLP

Denver, Colorado
March 6, 2007
(November 2, 2007 as to the effects of the material weakness discussed in Management's Report on Internal Control Over Financial Reporting, as revised)

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

        John M. Fox has served as MarkWest Hydrocarbon's Chairman of the Board of Directors since its inception in April 1988, and in the same capacity for the general partner of MarkWest Energy since May 2002. Mr. Fox also served as President and Chief Executive Officer of MarkWest Hydrocarbon and the general partner of MarkWest Energy from April 1988 until his retirement as President on November 1, 2003 and his resignation as Chief Executive Officer effective December 31, 2003. Mr. Fox was a founder of Western Gas Resources, Inc. and was its Executive Vice President and Chief Operating Officer from 1972 to 1986.

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

        Donald C. Heppermann served as Executive Vice President, Chief Financial Officer and Secretary of MarkWest Hydrocarbon, Inc. and the general partner of MarkWest Energy since October 2003 until his retirement in March 2004. Mr. Heppermann joined MarkWest Hydrocarbon and the general partner of the Partnership in November 2002 as Senior Vice President and Chief Financial Officer, and served as Senior Executive Vice President beginning in January 2003. Mr. Heppermann has served as a member of the Company's Board of Directors since November 2002 and the general partner of the Partnership's board of directors since its inception in May 2002 and serves as Chairman of the Finance Committee. Prior to joining MarkWest Hydrocarbon and the general partner of MarkWest Energy, Mr. Heppermann was a private investor and a career executive in the energy industry with responsibilities in operations, finance, business development and strategic planning. From 1990 to 1997, Mr. Heppermann served as President and Chief Operating Officer for InterCoast Energy Company, an unregulated subsidiary of Mid American Energy Company. From 1987 to 1990, Mr. Heppermann was employed by Pinnacle West Capital Corporation, the holding company for Arizona Public Service Company, where he was Vice President of Finance. From 1965 to 1987, Enron Corporation and its predecessors employed Mr. Heppermann in a variety of positions, including Executive Vice President, Gas Pipeline Group.

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

        Anne E. Mounsey has served as a member of the Company's Board of Directors since October 2004. From 1991 to 2003, Ms. Mounsey held various positions with the Company, her most recent as Manager of Marketing and Business Development. Ms. Mounsey is the daughter of John M. Fox, the Company's Chairman of the Board of Directors.

        Karen L. Rogers has served as a member of the Board of Directors of MarkWest Hydrocarbon since June 2000. Ms. Rogers serves on the Board's Audit Committee. Ms. Rogers also serves as the Chief Financial Officer for Winter Ridge Energy since October 2006. In June 2005, Ms. Rogers joined Blacksand Energy, Inc., a privately held oil and gas development and production company, as the Chief Financial Officer. Prior to joining Blacksand Energy, Inc. Ms. Rogers was employed since 2000 as Vice President, Energy Group, for Wells Fargo Bank N.A. Prior to 1997, Ms. Rogers was Senior Vice President and Manager of NationsBank Energy Group Denver, Inc. She has more than 25 years of experience in energy finance and corporate banking.

        William F. Wallace has served as a member of the Board of Directors of MarkWest Hydrocarbon since June 2004. Prior to his retirement in 2001, Mr. Wallace was Vice Chairman of the board of directors of Barrett Resources Corp. since 1996, after being named to that position in 1995 following the merger of Barrett Resources and Plains Petroleum Co., both oil and gas exploration companies. From 1994 to 1995, Mr. Wallace was President, Chief Operating Officer and a Director of Plains Petroleum Co. Prior to joining Plains Petroleum; Mr. Wallace spent 23 years with Texaco Inc., an integrated oil and gas company, including six years as Vice President of Exploration for Texaco USA and as Regional Vice President of Texaco's Eastern Region. Mr. Wallace served on the Kerr-McGee Corporation board of directors from 2004 until its merger with Anadarko in 2006. Previously, he served as a director of Westport Resources Corporation from 1997 until Westport's merger with Kerr-McGee Corporation in 2004.

        Donald D. Wolf has served as a member of the Company's Board of Directors since June 1996. In September 2004, Mr. Wolf joined Aspect Energy as President and Chief Executive Officer. Mr. Wolf also serves as the Chief Executive Officer of Quantum Resources, a private oil and gas acquisition partnership. Mr. Wolf served as Chairman, Chief Executive Officer and Director of Westport Resources Corporation from April 2000 until Westport's merger with Kerr-McGee Corporation in 2004. He joined Westport Oil and Gas Company, Inc. in June 1996 as Chairman and Chief Executive Officer and has a diversified 35-year career in the oil and natural gas industry.

        Frank M. Semple, President, Chief Executive Officer and Director, was appointed as President of both MarkWest Hydrocarbon and the general partner of MarkWest Energy on November 1, 2003. Mr. Semple also became Chief Executive Officer of both MarkWest Hydrocarbon and the general partner of MarkWest Energy on January 1, 2004. Prior to his appointment, Mr. Semple served in various capacities, most recently as Chief Operating Officer of WilTel Communications, formerly Williams Communications Group, Inc. ("WCG") from 1997 to 2003. Prior to his tenure at WilTel Communications, he was the Senior Vice President/General Manager of Williams Natural Gas from 1995 to 1997, Vice President of Marketing and Vice President of Operations and Engineering for Northwest Pipeline, and Director of Product Movements and Division Manager for Williams Pipeline during his 22-year career with The Williams Companies. During his tenure at Williams Communications, he also served on the board of directors for PowerTel Communications and the Competitive Telecommunications Association (Comptel). On April 22, 2002, WCG and one of its subsidiaries ("Debtors") filed a petition for relief under the Bankruptcy Code with the United States Bankruptcy Court for the Southern District of New York. On September 30, 2002, the Bankruptcy Court entered an order confirming the Debtors' plan of reorganization that became effective October 15, 2002. Mr. Semple holds a Mechanical Engineering degree from the United States Naval Academy and is a professional engineer registered in the State of Kansas.

        C. Corwin Bromley, Senior Vice President, General Counsel and Secretary, was appointed as General Counsel of MarkWest Hydrocarbon MarkWest Energy in October 2004. Prior to joining MarkWest, Mr. Bromley served as Assistant General Counsel at RAG American Coal Holding, Inc. from 1999 through 2004, and as General-Managing Attorney and Sr. Environmental Attorney at Cyprus Amax Minerals Company from 1989 to 1999. Prior to that, Mr. Bromley was in private practice with the law firm Popham, Haik, Schnobrich & Kaufman from 1984 through 1989. Preceding his legal career, Mr. Bromley worked as a structural/design engineer involved in several domestic and international LNG and energy projects with the firms CBI, Inc. and Chicago Bridge and Iron Company. Mr. Bromley received his J.D. degree from the University of Denver and his bachelor's degree in civil engineering from the University of Wyoming.

        Nancy K. Buese (formerly Masten), Senior Vice President, Chief Financial Officer, was appointed Chief Financial Officer of both MarkWest Hydrocarbon and the general partner of MarkWest Energy in October 2006. Prior to her appointment as CFO, Ms. Buese served as Chief Accounting Officer of the Company and the Partnership's general partner since November 2005. Prior to joining MarkWest, Ms. Buese was the Chief Financial Officer for Experimental and Applied Sciences ("EAS") in Golden, Colorado. EAS is a wholly owned subsidiary of the Ross Product Division of Abbott Laboratories. Prior to her employment at EAS, Ms. Buese was a Vice President with TransMontaigne Inc. in Denver, Colorado. Preceding this appointment, Ms. Buese was a Partner with Ernst & Young LLP, having spent time in the firm's Denver, London, New York and Washington, D.C. offices.

        John C. Mollenkopf, Senior Vice President, Chief Operations Officer, was appointed as Chief Operations Officer of both MarkWest Hydrocarbon and the general partner of MarkWest Energy in October 2006. Prior to his appointment as COO, Mr. Mollenkopf served as Senior Vice President, Southwest Business Unit since January 2004 and as Vice President, Business Development since January 2003. Prior to these positions he served as Vice President, Michigan Business Unit, of MarkWest Energy's general partner since its inception in May 2002 and in the same capacity with MarkWest Hydrocarbon since December 2001. Prior to that, Mr. Mollenkopf was General Manager of the Michigan Business Unit of MarkWest Hydrocarbon since 1997. He joined MarkWest Hydrocarbon in 1996 as Manager, New Projects. From 1983 to 1996, Mr. Mollenkopf worked for ARCO Oil and Gas Company, holding various positions in process and project engineering, as well as operations supervision.

        Randy S. Nickerson, Senior Vice President, Chief Commercial Officer, was appointed as Chief Commercial Officer of both MarkWest Hydrocarbon and the general partner of MarkWest Energy in

October 2006. Prior to his appointment as CCO, Mr. Nickerson served as Senior Vice President, Corporate Development of MarkWest Hydrocarbon since October 2003, and as Executive Vice President, Corporate Development of the Partnership's general partner since January 2003. Prior to these positions, Mr. Nickerson served as Senior Vice President of the Partnership's general partner since its inception in May 2002 and served in the same capacity with MarkWest Hydrocarbon since December 2001. Prior to that, Mr. Nickerson served as MarkWest Hydrocarbon's Vice President and the General Manager of the Appalachia Business Unit since June 1997. Mr. Nickerson joined MarkWest Hydrocarbon in July 1995 as Manager, New Projects and served as General Manager of the Michigan Business Unit from June 1996 until June 1997. From 1990 to 1995, Mr. Nickerson was a Senior Project Manager and Regional Engineering Manager for Western Gas Resources, Inc. From 1984 to 1990, Mr. Nickerson worked for Chevron USA and Meridian Oil Inc. in various process and project engineering positions.

        David L. Young, Senior Vice President, Corporate Services, was appointed to that position for both MarkWest Hydrocarbon and the Partnership's general partner effective October 2006. Prior to that Mr. Young served as Senior Vice President, Northeast Business Unit, since February 1, 2004. Prior to joining MarkWest, Mr. Young spent eighteen years at The Williams Companies, Inc. in Tulsa, Oklahoma, having served most recently as Vice President and General Manager of the video services business for WilTel Communications, formerly WCG from 1997 to 2003. Prior to that, Mr. Young's management positions at The Williams Companies included serving as Senior Vice President and General Manager for Texas Gas Pipeline and Williams Central Pipeline Company. On April 22, 2002, the Debtors filed a petition for relief under the Bankruptcy Code with the United States Bankruptcy Court for the Southern District of New York. On September 30, 2002, the Bankruptcy Court entered an order confirming the Debtors' plan of reorganization that became effective October 15, 2002.

        Richard A. Ostberg, Vice President of Risk and Compliance, was appointed the Risk and Compliance Officer of both MarkWest Hydrocarbon and the general partner of MarkWest Energy in July 2005. Prior to that, Mr. Ostberg served as Vice President and Controller of Black Hills Energy. Prior to Black Hills, Mr. Ostberg spent four years with Pacific Minerals, Inc, the operator of the Bridger Coal mine and spent eight years with Deloitte & Touche LLP in their audit practice, including two years consulting from his national office assignment in Washington, D.C.

        Andrew L. Schroeder, Vice President Finance, Investor Relations, Treasurer, and Assistant Secretary has served in these with MarkWest Hydrocarbon and the Partnership's general partner since February 2003. Prior to his appointment, he was Director of Finance/Business Development at Crestone Energy Ventures from 2001 through 2002. Prior to that, Mr. Schroeder worked at Xcel Energy for two years as Director of Corporate Financial Analysis. Prior to that, he spent seven years working with various energy companies. He began his career with Touche, Ross & Co. and spent eight years in public accounting. He is a Certified Public Accountant licensed in the State of Colorado.

Audit Committee Financial Expert

        The members of the Company's Audit Committee of the Board of Directors are Mr. Kellstrom (chairman), Mr. Beatty, Ms. Rogers, Mr. Wallace and Mr. Wolf. Each of the individuals serving on our Audit Committee satisfies the standards for independence of the AMEX and the SEC as they relate to audit committees. Our Board of Directors believes each of the members of the Audit Committee is financially literate. In addition, our Board of Directors has determined that Mr. Kellstrom is financially sophisticated and qualifies as an "audit committee financial expert" within the meaning of the regulations of the SEC.

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

Item 11. Executive Compensation

Compensation Discussion and Analysis

Introduction

        MarkWest Hydrocarbon has developed a total compensation philosophy and structure which is designed to be both market responsive and performance based. All our employees, including the executives are employed by MarkWest Hydrocarbon, and are compensated by MarkWest Hydrocarbon. However, the executive officers are also executive officers for the General Partner and perform management services for the Partnership. The Partnership and its general partner, have no direct officers or employees, but instead have entered into a Services Agreement with us to provide the day to day operational, management, accounting, personnel and related administrative services to the Partnership. Under the Services Agreement, the General Partner reimburses us for an allocated portion of our employees' and executives' base and incentive compensation. Further, due to the relatively greater amount of cash flow and income generated by the Partnership, the Partnership funds a proportional share of the short-term cash incentive pool available for our employees, including the executive officers. Accordingly, the General Partner's Compensation Committees and Boards of Directors have a significant interest in and participate with us, in the determination of the compensation of our executive officers and employees. The compensation of named executive officers presented in this Compensation Discussion and Analysis and the accompanying tables, reflect the total combined compensation for the named executive officers' services to both the Partnership and MarkWest Hydrocarbon.

Compensation Committee

  Committee Members and Independence

        The Compensation Committee consists of three members of the board of directors, Donald D. Wolf (Chairman), William F. Wallace, and William A. Kellstrom. The Compensation Committee is charged with overseeing the compensation of the Company's directors and executives, and with administering the Company's incentive-compensation plans, including its equity-based plan, the MarkWest Hydrocarbon, Inc. 2006 Stock Incentive Plan. Each member of the Compensation Committee qualifies as an independent director under the requirements of the Securities and Exchange Commission, and the American Stock Exchange.

  Role of Committee

        The Compensation Committee discharges the Board's responsibilities relating to general compensation policies and practices and to compensation of our directors and executives. The Compensation Committee also administers our incentive-compensation plans and equity-based plans. In discharging its responsibilities, the Compensation Committee establishes principles and procedures in order to ensure to the Board and the unitholders that the compensation practices of the Company are appropriately designed and implemented to attract, retain and reward high quality directors and executives, and are in accordance with all applicable legal and regulatory requirements. In this context, the Compensation Committee's authority, duties and responsibilities are:

  •
  To annually review the Company's philosophy regarding executive compensation.

  •
  To periodically review market and industry data to assess the Company's competitive position, and to retain any compensation consultant to be used to assist in the evaluation of directors' and executive officers' compensation.

  •
  To establish and approve the Company goals and objectives, and associated measurement metrics relevant to compensation of the Company's executive officers.

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

  •
  To separately review, determine and approve the Chief Executive Officer's applicable compensation levels based on the Committee's evaluation of the Chief Executive Officer's performance in light of the Company's and the individual goals and objectives.

  •
  To periodically review and make recommendations to the Board with respect to the compensation of directors, including board and committee retainers, meeting fees, equity-based compensation, and such other forms of compensation as the Compensation Committee may consider appropriate.

  •
  To administer and annually review the Company's incentive compensation plans and equity-based plans.

  •
  To review and make recommendations to the Board regarding any executive employment agreements, any proposed severance arrangements or change in control and similar agreements/provisions, and any amendments, supplements or waivers to the foregoing agreements, and any perquisites, special or supplemental benefits.

  •
  To review and discuss with management, the Compensation Disclosure and Analysis (CD&A), and determine the Committee's recommendation for the CD&A's inclusion in the Company's annual report filed on Form 10-K/A with the SEC.

  Committee Meetings

        Our Compensation Committee meets as often as necessary to perform its duties and responsibilities. The Compensation Committee held eight meetings during fiscal 2006, and the chairman of the General Partner's Compensation Committee also attended four meetings of the MarkWest Hydrocarbon Compensation Committee.

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

  •
  Reports on the Company's financial and stock performance versus a peer group of companies;

  •
  Reports from the Committee's compensation consultant regarding market and industry data relevant to executive officer compensation;

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

Compensation Philosophy

  General Philosophy

        The primary objectives of our compensation program are to attract, retain and challenge high quality executives through a total compensation plan that is both market competitive and performance-based. We strive to accomplish these objectives by compensating all employees, including our Named Executive Officers (the "NEOs"); with total compensation packages consisting of a combination of competitive base salary and incentive compensation. We believe that compensation should be designed to reward executives for achievement of the Company's financial plans and strategic objectives, and to provide opportunities for increased compensation based on extraordinary performance by our employees, including our NEOs.

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

        The performance based compensation for our executives is in the form of (i) annual cash incentives to promote achievement of, and accountability for, shorter term performance plans and strategic goals, and (ii) equity grants, designed to align the long-term interests of our executive officers with those of our shareholders, by creating a strong and direct link between executive compensation and shareholder return over a multiple year performance cycle. Long term incentive equity awards are granted in restricted stock issued under the MarkWest Hydrocarbon 2006 Stock Incentive Plan and phantom units issued under the Partnership's Long-Term Incentive Plan. These shares/units vest one-third annually over a three-year period. In addition to the performance based equity grants, the NEOs and other key members of management have had the opportunity to purchase from the Company membership interests in the Partnership's general partner. This opportunity for General Partner ownership was provided in order to incent and retain key employees and align their interests with our long term strategic goals. The purchase arrangements are referred to as the Participation Plan and are discussed in further detail below.

  Base Compensation to Reflect Position and Responsibility and Competitiveness within Industry

        A key component of an executive's total compensation, base salaries are designed to compensate executives commensurate with their respective level of experience, scope of responsibilities, sustained individual performance and future potential. The goal has been to provide for base salaries that are sufficiently competitive with other similar-sized energy companies and/or partnerships, both regionally and nationally, in order to attract and retain talented leaders.

  Overall Philosophy

        Our compensation philosophy is based on the premise of attracting and motivating exceptional leaders, setting high goals, working toward the common objectives of meeting the expectations of customers and stockholders, and rewarding outstanding performance. Following this philosophy, in determining NEO compensation, we consider all relevant factors, such as the competition for talent, our desire to link pay with performance, the use of equity to align NEO interests with those of our stockholders, individual contributions, teamwork and performance, each NEO's total compensation package, and internal pay equity.

Compensation Setting Process

  Management's Role in the Compensation Setting Process

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

        The Chief Executive Officer and the General Counsel and Secretary generally attend the Committee meetings. However, the Committee also regularly meets in executive session. The Chief Executive Officer makes recommendations with respect to financial and corporate goals and objectives, and makes non CEO executive compensation recommendations to the Compensation Committee based on company performance, individual performance and the peer group compensation market analysis. The Compensation Committee considers and deliberates on this information and in turn makes recommendations to the Board of Directors, for the Board's determination and approval of the NEO's and other members of senior management's compensation, including base compensation, short-term cash incentives and long-term equity incentives. The Chief Executive Officer's performance and compensation is reviewed, evaluated and established separately by the Compensation Committee and ratified and approved by the Board of Directors.

  Committee Consultants—Benchmarking

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

        We also take into account broader based survey data for executive compensation among public companies in the energy industry, both regionally and nationally, such as the "ECI Liquid Pipeline Roundtable 2006 Compensation Survey," conducted by Effective Compensation, Incorporated, and the Altman Weil, Inc. "Compensation Benchmarking Survey for 2006," as we believe that this information provides us with a statistically significant sample that supplements the Towers Perrin peer group data.

  Setting Total Compensation Levels and Targets

        To evaluate our total compensation is competitive and provides appropriate rewards to attract and retain talented leaders, as discussed above, we rely on analyses of peer companies performed by our independent compensation consultants and on other industry and occupation specific survey data available to us. Our general benchmark is to establish both base salary and total compensation for the executive officers at the 50th percentile of the peer group data, recognizing that a significant portion of executive officer total compensation should be contingent upon, or variable with, achievement of individual and Company performance objectives and strategic goals, as well as being variable with stockholder value. Further, while the objective for base salary is at the 50th percentile of the peer group data, Executives' base salaries are designed to reward core competencies and contributions to the Company, and may be increased above this general benchmark based on (i) the individual's increased contribution over the preceding year; (ii) the individual's increased responsibilities over the preceding year; and (iii) any increase in median competitive pay levels.

  Setting Performance Objectives

        The Company's annual and five year business plans and strategic objectives are presented by management at the Company's January board meeting. The board engages in an active discussion concerning the financial targets, the appropriateness of the strategic objectives, and the difficulty in achieving same. After making changes it deems appropriate, the board adopts the Company's annual business plan. In establishing the compensation plan, our Compensation Committee then utilizes the primary financial objectives from the adopted business plan, operating cash flow, as the primary targets for determining the executive officers' short-term cash incentives and long term equity incentive compensation. The Committee also establishes additional non-financial performance goals and objectives, the achievement of which is required for funding of a significant portion (25%) of the executive officers' incentive compensation. In 2006, these non financial performance goals and objectives included achieving accurate financial reporting and timely SEC filings; demonstrating full compliance and superior performance in the Partnership's environmental, health and safety practices; performing appropriate SOX/404 remediation activities and achieving successful testing of and compliance with SOX requirements; and general and administrative expense management.

  Annual Evaluation

        The Chief Executive Officer recommends the actual incentive award amounts for all other NEOs based on actual company performance relative to the targets as well as on individual performance, and recommends the NEOs' base salaries levels for the coming year. The Compensation Committee considers these recommendations at the end of each fiscal year in determining its recommendations to the Board of Directors for the final short-term cash incentive and long-term equity award amounts for each NEO and for the NEO's base salary levels. The actual incentive amounts awarded to each NEO are ultimately subject to the discretion of the Compensation Committee and the Board of Directors. The incentive awards for the Chief Executive Officer are separately evaluated and determined by the Compensation Committee using similar metrics, and ratified and approved by the Board of Directors.

  Other Compensation

        Additional equity-based awards may be also granted to NEOs, as well as other employees, upon commencement of employment, for promotions or special performance recognition, or for retention purposes, based on the recommendation of the Chief Executive Officer. In determining whether to recommend additional grants to an NEO, the Chief Executive Officer typically considers the individual's performance and any planned change in functional responsibility.

  Coordination with MarkWest Energy GP, L.L.C. and MarkWest Energy Partners, L.P.

        As noted above, our executive officers are also executive officers for the General Partner and these executive officers and our employees perform management, accounting, personnel and related administrative services for the Partnership pursuant to a Services Agreement between us and the General Partner. Under the Services Agreement, the General Partner reimburses us for an allocated portion of our employees' and executives' base and incentive compensation. Further, due to the relatively greater amount of cash flow and income generated by the Partnership, the Partnership funds a proportional share of the short-term cash incentive pool available for our employees, including the executive officers. Accordingly, the General Partner's Compensation Committee participates with us in the determination of the employees' and executives' base and incentive compensation and the General Partner and Partnership participates in an allocated portion of the funding of short term incentive cash compensation payments, as well as the long term equity incentive awards provided to our executives and key management employees.

Elements of Executive Compensation

  Total Compensation

        Total compensation for our NEOs consists of four elements: (i) base salary; (ii) an annual short-term incentive cash award based on achieving specific performance targets as measured by cash flow and other objectives; (iii) an annual long-term equity incentive award, which is also performance based and paid out over a future period in the form of restricted units; and finally (iv) the fair value of each NEO's investment in the General Partner under the Participation Plan (discussed below). Base salaries are the value upon which both the short-term and long term incentive compensation percentage targets are measured against. See table under section entitled Allocation Among Elements, below. For evaluation and comparison of overall compensation of the executives, and to assist it in making its compensation decisions, the Compensation Committee reviews an executive compensation summary worksheet, which sets forth for each NEO: current compensation and compensation target percentages, current equity ownership holdings and GP interest, and current and projected value of each and all such compensation elements, including distributions and dividends therefrom, over a five year period.

  Base Salaries

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

  Incentive Compensation

        Incentive compensation is intended to align compensation with business objectives and performance and enable the company to attract, retain and reward high quality executive officers whose contributions are critical to short and long-term success of the Company. The NEOs incentive awards are based upon four key performance metrics: 1) the Company's operating cash flow; 2) MarkWest Hydrocarbon's operating cash flow; 3) achievement of agreed-upon strategic and corporate performance goals; and 4) each executive's departmental and individual goals and performance. The actual incentive amounts awarded to each NEO are ultimately subject to the discretion of the Compensation Committee and the Board of Directors.

  Short-Term Cash Incentive Plan Compensation

        Short-term incentive awards are paid out in annual cash awards. The short-term cash incentive award targets for the NEOs are established at the beginning of the year as a percentage of their base salary, and the actual awards are determined at the following year's January Board of Directors meetings based on actual company performance relative to established goals and objectives, as well as on evaluation of the NEO's relevant departmental and individual performance during the past year. The short-term cash incentive pool is funded only if a minimum of 75% of the respective cash flow targets of the Partnership and of MarkWest Hydrocarbon is met. Once the threshold is met, then the size of the fund available for all cash incentive awards increases in relation to the extent to which financial targets and non financial objectives are achieved and exceeded, in a linear fashion from threshold through to full stretch, which is capped at 125% of the respective cash flow targets. Short-term cash incentive awards for the NEOs in 2006 were targeted at 40%-50% of base salary for achievement of base-plan performance goals and at up to an additional 40%-50% of base salary for achievement of stretch performance.

  Long-Term Equity Incentive Program

        In addition to the base salary and short-term cash incentive payments, our NEOs and other members of senior management are awarded long-term equity compensation based upon meeting or exceeding financial and operational targets that are established by the Board of Directors at the outset of the year. Long term incentive equity awards are granted in phantom units issued under the Partnership's Long-Term Incentive Plan, and in restricted stock issued under the MarkWest Hydrocarbon 2006 Stock Incentive Plan. Allocation of value of long-term equity awards between Partnership phantom units and MarkWest Hydrocarbon shares of restricted stock is based upon time devoted by the individual NEO to the respective entities' business and affairs. Both the phantom units of Partnership and the restricted shares of MarkWest Hydrocarbon vest in equal installments over a three-year period. Recipients are eligible to collect stock dividends and/or common unit distribution payments on these awards during the vesting period. The awards are intended to serve as a means of incentive compensation for performance and not primarily as an opportunity to participate in the equity appreciation of the shares or units. Recipients do not pay any consideration for the shares or units they receive. Long-term equity incentive award targets for the NEOs in 2006 were targeted at a value of at 40-75% of base salary for achievement of the base-plan goals, and the opportunity for stretch long-term equity incentive awards are left to the discretion of the Compensation Committee and the Board.

  Participation Plan

        To enable executives to develop and maintain a significant long-term ownership position and alignment with our long term strategic goals, each of the NEOs have been permitted to purchase from the Company membership interests in the Partnership's General Partner ("GP interest"), which purchase arrangements are in general referred to as the Participation Plan. The purchase and sale price of a GP Interest is based upon a formula which is derived from the then current market value of the Partnership's common units, and the then quarterly distributions previously paid by the Partnership. The GP Interests were purchased by each NEO at different times and in different percentage levels. The fair value of each NEO's GP Interest investment under the Participation Plan is included in the Summary Compensation Table under the column "Other Compensation." Our Board of Directors have determined at this time to cease any further sales of GP Interests.

        Due to the differences in each of the NEOs individual level of membership GP interests and the nature and value of such GP Interest as opposed to the incentive grants of phantom units, an NEOs individual GP Interest level is taken into account in setting an executive's long-term equity incentive target percentages; i.e. generally the higher the individual general partner membership interest, the lower the long-term equity incentive target percentage.

  Allocation among Compensation Elements

        Under our 2006 compensation structure, the mix and allocation of base salary, short-term incentive, and long-term incentive for our NEOs is shown in the following table. Base salary is the value upon which the incentive award amounts are based. The long-term equity award target percentages of base salary levels for performance achievement of base-plan objectives are generally higher than the target percentage levels for short-term cash incentive awards, but as noted above, the long-term equity incentive target percentage levels are differentiated amongst the NEOs to take into account the individual NEO's GP Interest values in an effort to partially ameliorate internal inequities for the GP interest values. Opportunities for stretch awards for short-term cash incentive awards for the NEOs are generally targeted up to double of the base-plan target percentages (e.g. an additional incremental target percentage of 40% to 50% of base salary), while the opportunity for stretch awards for long-term equity awards are left to the discretion of the compensation committee and the Board.

	Base Salary	Short-Term Incentive Target	Equity Target
Chief Executive Officer	Value	Value X 50%	Value X TBD%
Chief Financial Officer	Value	Value X 40%	Value X 70%
Chief Financial Officer (retired)	Value	Value X 40%	Value X 40%
Chief Commercial Officer	Value	Value X 40%	Value X 40%
Chief Operations Officer	Value	Value X 40%	Value X 40%
General Counsel	Value	Value X 40%	Value X 75%

Compensation Decisions for 2006

  Short-Term Cash Incentive Awards

        Short-term cash incentive awards for the NEOs for 2006 were targeted at 40%-50% of base salary for achievement of base-plan performance goals and at up to an additional 40%-50% of base salary for achievement of stretch performance. In 2006, we exceeded all of our base-plan goals and achieved stretch performance levels in financial and operational targets. The Compensation Committees and the Boards of Directors of the General Partner and of MarkWest Hydrocarbon approved the NEOs short-term cash incentive awards for 2006 at 40% of base salary. For achieving stretch performance in 2006, incremental stretch short term cash incentive awards for the NEOs were granted in the range of approximately 30% to 45% of base salary. The Compensation Committees separately derived the CEO's base, short-term, and long-term incentive. The CEO's short-term cash incentive award for 2006, including the incremental stretch component, was granted at 91% of base salary.

  Long-Term Equity Incentive Awards

        The Compensation Committee set the 2006 long-term incentive award targets for NEOs having a value of at 40-75% of base salary for achievement of the base-plan goals, and the opportunity for stretch long-term equity incentive awards are left to the discretion of the Compensation Committee and the Board. For 2006, we exceeded all of our base-plan goals and achieved stretch performance levels in financial and operational targets. The Compensation Committees and the Boards of Directors of MarkWest Hydrocarbon and the General Partner approved the NEOs long-term equity incentive awards in the range from 40% to 75% of base salary. For achieving stretch performance in 2006, incremental stretch long-term equity incentive awards were granted in the range of approximately 10% to 20% of their base salary. The Compensation Committees separately derived the CEO's long-term incentive, and these are granted at the Board's discretion. The CEO's long-term incentive award for 2006, including the incremental stretch component, was granted at 100% of base salary.

Other Compensation Components

  Severance Plan

        Directors, executive officers and certain designated key employees are covered under the MarkWest Hydrocarbon, Inc.1997 Severance Plan. The 1997 Severance Plan provides for payment of benefits in the event that (i) the covered person terminates his or her employment for "good reason" (as defined), (ii) the covered person's employment is terminated "without cause" (as defined), (iii) the covered person's employment is terminated by reason of death or disability or (iv) the covered person voluntarily resigns. In the case of (i), (ii) and (iii) above, the covered person shall be entitled to receive base salary and continued medical benefits for a period ranging from six months to twenty-four months, depending upon the covered person's status at the time of the termination. In the case of (iv) above, the covered person shall be entitled to receive base salary for a period ranging from one month to six months and continued medical benefits for a period ranging from one month to six months. In either case, the aggregate amount of benefits paid to an employee shall in no event exceed twice the employee's annual compensation during the year immediately preceding the termination. The eligibility for qualifying for these benefits is subject to the covered person entering into acceptable non-compete and release agreements with the Company.

        A few of our General Partner's named executive officers are already party to a Non-Competition, Non-Solicitation and Confidentiality Agreement. As a result of signing the Non-Competition, Non-Solicitation and Confidentiality Agreement, they are eligible to receive severance payments under the above described MarkWest Hydrocarbon 1997 Severance Plan.

  Employment Agreements

        Except for the Chief Executive Officer, none of the NEOs have an employment agreement.

  CEO Employment Agreement

        Mr. Semple entered into an executive employment agreement with MarkWest Hydrocarbon on November 1, 2003, pursuant to which Mr. Semple serves as MarkWest Hydrocarbon's President and Chief Executive Officer and pursuant to which the Board of Directors of MarkWest Hydrocarbon appointed Mr. Semple to serve as the President and Chief Executive Officer of our general partner.

        Under the employment agreement, Mr. Semple receives an annual base salary and is entitled to receive benefits for which employees and/or executive officers are generally eligible. In addition, Mr. Semple was awarded phantom units in the general partner under the general partner's long-term incentive plan and stock options under the MarkWest Hydrocarbon incentive stock plan. Mr. Semple also agreed to purchase from MarkWest Hydrocarbon an interest in each of the general partner and the Partnership, subject to certain repurchase rights by MarkWest Hydrocarbon following the termination of his employment.

        Under his employment agreement, in the event Mr. Semple's employment is terminated without cause, or if he resigns for good reason, he is entitled to severance payments equal to his base salary for a period of thirty-six months. In addition, Mr. Semple is entitled to COBRA benefits for a period of twenty-four months. In the event Mr. Semple voluntarily resigns, he is entitled to receive severance payments equal to his base salary and COBRA benefits for a period of six months. In the event Mr. Semple is terminated for cause, he shall not be entitled to receive any severance or COBRA benefits.

  Indemnification Agreements

        In January 2007, the Partnership, our General Partner and MarkWest Hydrocarbon entered into Indemnification Agreements with certain directors and officers ("Indemnitees"). By the terms of the

Indemnification Agreements, the companies shall indemnify Indemnitees to the fullest extent permitted by law against all expenses and liabilities (as defined in the Indemnification Agreement) if Indemnitees were or are, or are threatened to be made a party to, any threatened, pending or completed action, suit, proceeding, or alternative dispute resolution mechanism, whether civil, criminal, administrative, investigative or other and whether brought by or in the right of the companies or otherwise, by reason of (or arising in part out of) any event or occurrence related to the fact that Indemnitees are or were a director, officer, employee, agent or fiduciary of the companies, or any subsidiary of the companies, or are or were serving at the request of the companies as a director, officer, employee, agent or fiduciary of another corporation, partnership, joint venture, trust or other enterprise, or by reason of any action or inaction on the part of the Indemnitees while serving in such capacity.

  Retirement Plans

        MarkWest Hydrocarbon maintains a 401(k) plan to which MarkWest matches employee contributions up to the first 6% of an employee's annual base salary. We do not provide any supplemental retirement benefits to our senior executives.

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

  Tax Deductibility of Compensation

        We generally will seek to maximize the deductibility for tax purposes all elements of compensation. Section 162(m) of the Internal Revenue Code places a $1,000,000 annual limit on the compensation deductible by the Company paid to certain of its executives. The limit, however, does not apply to "qualified performance-based compensation." We review compensation plans in light of applicable tax provisions and may revise plans to maximize deductibility. However, we may approve compensation that does not qualify for deductibility when we deem it in the best interests of MarkWest.

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

        Although permitted under MarkWest Energy, L.P.'s Long Term Incentive Plan, no options have been granted by the Partnership.

Compensation Committee Report

        We have reviewed and discussed the foregoing Compensation Discussion and Analysis with management. Based on our review and discussion with management, we have recommended to the Board of Directors that the Compensation Discussion and Analysis be included in the Company's Proxy Statement and its Annual Report on Form 10-K/A for the year ended December 31, 2006.

Submitted by:	Donald D. Wolf William F. Wallace William A. Kellstrom Members of the Compensation Committee

Summary Compensation Table

        The following table sets forth the cash and non cash compensation earned for the year ended December 31, 2006 by each person who served as the Chief Executive Officer, Chief Financial Officer during 2006 and the three other highest paid officers (the "Named Executive Officers").

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)(1)	Option Awards ($)(2)	Non-Equity Incentive Plan Compensation ($)	Change in Pension Value and Non- qualified Deferred Compensation Earnings ($)	All Other Compensation ($)(3)(4)(5) (6)(7)(8)(9)(10)	Total ($)
Frank M. Semple President and Chief Executive Officer	2006	351,800	—	255,219	20,536	319,141	—	6,792,797	7,739,493
James G. Ivey Chief Financial Officer (Retired)	2006	166,351	—	82,780	(34,874)	60,363	—	1,093,380	1,368,000
Nancy K. Buese Senior Vice President, Chief Financial Officer	2006	226,800	—	352,072	—	190,000	—	1,057,258	1,826,130
Randy S. Nickerson Senior Vice President, Chief Commercial Officer	2006	211,800	—	114,772	—	162,933	—	4,957,476	5,446,981
John C. Mollenkopf Senior Vice President, Chief Operations Officer	2006	201,800	—	101,444	—	155,240	—	4,891,528	5,350,012
C. Corwin Bromley Senior Vice President, General Counsel	2006	217,000	—	376,684	7,425	167,000	—	767,546	1,535,655

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

(3)
As of December 31, 2006 the fair value of each executive's investment in the Participation Plan was as follows: Mr. Semple $5,302,255; Ms. Buese $385,098; Mr. Nickerson $4,297,984; Mr. Mollenkopf $4,297,984 and Mr. Bromley $192,549, respectively. Mr. Ivey realized $981,776 upon his retirement, which was effective October 1, 2006.

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

									All Other Stock Awards: Number of Shares of Stock or Units (#)(2)(3)		All Other Option Awards: Number of Securities Underlying Options (#)
			Estimated Future Payouts Under Non-Equity Incentive Plan Awards			Estimated Future Payouts Under Equity Incentive Plan Awards(1)						Exercise or Base Price of Option Awards ($/Sh)
Name and Principal Position	Grant Date	Approval Date	Threshold ($)	Target ($)	Maximum ($)	Threshold (#)	Target (#)	Maximum (#)
Frank M. Semple President and Chief Executive Officer	1/31/06 1/31/06	1/26/06 1/25/06	87,950 — —	175,900 — —	NA — —	NA — —	NA — —	NA — —	— 3,337 3,088	— MWP MWE	— — —	— — —
James G. Ivey Chief Financial Officer (Retired)	1/31/06 1/31/06	1/26/06 1/25/06	— —	— —	— —	— —	— —	— —	2,026 1,874	MWP MWE	— —	— —
Nancy K. Buese Senior Vice President, Chief Financial Officer	1/31/06 1/31/06 11/1/06 11/1/06	1/26/06 1/25/06 10/26/06 10/25/06	56,700 — — — —	90,720 — — — —	181,440 — — — —	NA — — — —	NA — — — —	NA — — — —	— 783 10,726 2,500 5,000	— MWP MWE MWP MWE	— — — — —	— — — — —
Randy S. Nickerson Senior Vice President, Chief Commercial Officer	1/31/06 1/31/06	1/26/06 1/25/06	52,950 — —	84,720 — —	169,440 — —	NA — —	NA — —	NA — —	— 1,399 1,942	— MWP MWE	— — —	— — —
John C. Mollenkopf Senior Vice President, Chief Operations Officer	1/31/06 1/31/06	1/26/06 1/25/06	50,450 — —	80,720 — —	161,440 — —	NA — —	NA — —	NA — —	— 1,706 1,578	— MWP MWE	— — —	— — —
C. Corwin Bromley Senior Vice President, General Counsel	1/31/06 1/31/06	1/26/06 1/25/06	54,250 — —	86,800 — —	173,600 — —	NA — —	NA — —	NA — —	— 1,642 11,520	— MWP MWE	— —	— —

(1)
The equity component of our long-term equity incentive plan is granted in MarkWest Hydrocarbon, Inc. (MWP) restricted stock and MarkWest Energy Partners, L.P. (MWE) phantom units after the performance based conditions are satisfied, however, the awards remain subject to forfeiture and service based vesting conditions (these shares/units vest one-third annually over a three-year period). These equity awards are granted pursuant to targets multiples of base salary at achievement of base-plan performance (converted into shares/units valued at date of grant) and the allocations between MWP and MWE shares/unites are based upon time devoted by the individual NEO to the respective entities' business and affairs during the year. See discussion in the Compensation Discussion and Analysis preceding these tables. Recipients are eligible to collect stock dividends and/or common unit distribution payments on these awards during the vesting period.

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

Option Awards
Stock Awards
Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)
Name and Principal Position	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable		Option Exercise Price ($)		Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#) (1)(2)	Market Value of Shares or Units of Stock That Have Not Vested ($)		Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested ($)
Frank M. Semple President and Chief Executive Officer	12,100	—	N/A		$8.41	11/3/2013	4,927 7,516	239,206 224,165	MWP MWE	N/A	N/A
James G. Ivey Chief Financial Officer (Retired)	—	—	N/A		—	—	— —	— —	MWP MWE	N/A	N/A
Nancy K. Buese Senior Vice President, Chief Financial Officer	—	—	N/A		—	—	5,116 15,726	248,382 469,028	MWP MWE	N/A	N/A
Randy S. Nickerson Senior Vice President, Chief Commercial Officer	998 1,742 1,506	— — —	N/A	$ $ $	6.58 8.45 5.75	7/26/2010 12/7/2010 8/1/2011	2,017 5,914	97,925 176,385	MWP MWE	N/A	N/A
John C. Mollenkopf Senior Vice President, Chief Operations Officer	867 1,044 1,044 2,408 2,469	— — — — —	N/A	$ $ $ $ $	7.89 4.04 6.58 8.45 5.75	12/10/2008 11/30/2009 7/26/2010 12/7/2010 8/1/2011	2,324 4,218	112,830 125,802	MWP MWE	N/A	N/A
C. Corwin Bromley Senior Vice President, General Counsel	2,420	—	N/A		$12.05	9/27/2014	3,664 12,982	177,887 387,188	MWP MWE	N/A	N/A

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

	Option Awards		Stock Awards
Name and Principal Position	Number of Shares Acquired on Exercise (#)	Value Realized on Exercise ($)	Number of Shares Acquired on Vesting (#)	Value Realized on Vesting ($)
Frank M. Semple President and Chief Executive Officer	12,100 —	170,308 —	— 5,968	— 142,540	MWP MWE
James G. Ivey Chief Financial Officer (Retired)	6,050 —	233,925 —	260 3,680	5,673 88,053	MWP MWE
Nancy K. Buese Senior Vice President, Chief Financial Officer	— —	— —	917 —	37,597 —	MWP MWE
Randy S. Nickerson Senior Vice President, Chief Commercial Officer	— —	— —	310 1,988	6,764 46,420	MWP MWE
John C. Mollenkopf Senior Vice President, Chief Operations Officer	— —	— —	310 1,320	6,764 30,822	MWP MWE
C. Corwin Bromley Senior Vice President, General Counsel	— —	— —	1,011 734	39,648 17,139	MWP MWE

Pension Benefits Table

        The Partnership does not offer any pension benefits.

Name and Principal Position	Plan Name	Number of Years Credited Service (#)	Present Value of Accumulated Benefit ($)	Payments During Last Fiscal Year ($)
Frank M. Semple President and Chief Executive Officer	N/A	N/A	N/A	N/A
James G. Ivey Chief Financial Officer (Retired)	N/A	N/A	N/A	N/A
Nancy K. Buese Senior Vice President, Chief Financial Officer	N/A	N/A	N/A	N/A
Randy S. Nickerson Senior Vice President, Chief Commercial Officer	N/A	N/A	N/A	N/A
John C. Mollenkopf Senior Vice President, Chief Operations Officer	N/A	N/A	N/A	N/A
C. Corwin Bromley Senior Vice President, General Counsel	N/A	N/A	N/A	N/A

Non-Qualified Deferred Compensation

        The Partnership has no non-qualified deferred compensation plans.

Name and Principal Position	Executive Contributions in Last FY ($)	Registrant Contributions in Last FY ($)	Aggregate Earnings in Last FY ($)	Aggregate Withdrawls / Distributions ($)	Aggregate Balance at Last FYE ($)
Frank M. Semple President and Chief Executive Officer	N/A	N/A	N/A	N/A	N/A
James G. Ivey Chief Financial Officer (Retired)	N/A	N/A	N/A	N/A	N/A
Nancy K. Buese Senior Vice President, Chief Financial Officer	N/A	N/A	N/A	N/A	N/A
Randy S. Nickerson Senior Vice President, Chief Commercial Officer	N/A	N/A	N/A	N/A	N/A
John C. Mollenkopf Senior Vice President, Chief Operations Officer	N/A	N/A	N/A	N/A	N/A
C. Corwin Bromley Senior Vice President, General Counsel	N/A	N/A	N/A	N/A	N/A

Director Compensation Table

        The following table sets forth the cash and non cash compensation earned for the year ended December 31, 2006 by each person who served as a Non-employee Director of MarkWest Hydrocarbon, Inc.

Name	Cash ($)	Fees Earned or Paid in Stock Awards ($)(1)(2)	Option Awards ($)(3)	All Other Compensation ($)(4)(5)(6)(7)	Total ($)
John M. Fox Chairman of the Board	37,000	13,427	—	4,482,630	4,533,057
Michael L. Beatty	39,000	13,427	—	869	53,296
Donald C. Heppermann	34,000	13,427	6,304	2,809,408	2,863,139
William A. Kellstrom	54,000	13,427	—	7,625	75,052
Anne E. Mounsey	37,000	13,427	3,129	5,154	58,710
Karen L. Rogers	42,000	13,427	—	5,945	61,372
William F. Wallace	46,000	13,427	3,129	1,304	63,860
Donald D. Wolf	48,000	13,427	—	8,908	70,335

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

Name	Fees Earned or Paid in Cash ($)	Unit Awards ($)(1)(2)	All Other Compensation ($)(3)(4)(5)	Total ($)
John M. Fox Chairman of the Board	34,000	26,246	4,508,233	4,568,479
Keith E. Bailey	52,000	18,193	29,825	100,018
Charles K. Dempster	55,000	28,036	74,563	157,599
Donald C. Heppermann	34,000	26,246	2,835,177	2,895,423
William A. Kellstrom	34,000	28,036	74,563	136,599
William P. Nicoletti	50,000	28,036	74,563	152,599

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

Name and Address of Beneficial Owner(1)	Common Shares Beneficially Owned(2)	Percent of Class(3)
John M. Fox(4)	5,377,446	44.6%
Kayne Anderson Capital Advisors, L.P. 1800 Avenue of the Stars, Second Floor Los Angeles, CA 90067(5)	908,099	7.5%
Richard A. Kayne 1800 Avenue of the Stars, Second Floor Los Angeles, CA 90067(5)	908,099	7.5%
Michael L. Beatty	2,100	*
Donald C. Heppermann	29,599	*
William A. Kellstrom	20,921	*
Anne E. Mounsey	13,816	*
Karen L. Rogers	15,597	*
William F. Wallace	8,710	*
Donald D. Wolf	37,548	*
Frank M. Semple	40,556	*
C. Corwin Bromley	9,246	*
Nancy K. Buese	8,175	*
John C. Mollenkopf	12,232	*
Randy S. Nickerson	15,495	*
All directors and named executive officers as a group (13 persons)	5,591,441	46.4%

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

MarkWest GP, L.L.C.

        The following table sets forth the beneficial ownership of the Partnership's general partner as of February 15, 2007, held by the directors, each named executive officer and by all directors and officers as a group.

Name of Beneficial Owner	Percentage of Limited Liability Company Interests Owned
John M. Fox(1)	91.3%
Donald C. Heppermann	1.0%
Keith E. Bailey	—
Charles K. Dempster	—
William A. Kellstrom	—
William P. Nicoletti	—
Frank M. Semple	2.0%
John C. Mollenkopf	1.6%
Randy S. Nickerson	1.6%
Nancy K. Buese	0.2%
C. Corwin Bromley	0.1%
All Directors and Named Executive Officers as a Group (11 persons)	97.8%

    (1)
    Includes a 1.6% ownership interest held directly by Mr. Fox and an 89.7% ownership interest held by MarkWest Hydrocarbon. As of February 15, 2007, Mr. Fox beneficially owned approximately 45% of the voting securities of MarkWest Hydrocarbon. Mr. Fox currently serves as MarkWest Hydrocarbon's Chairman of the Board of Directors. Mr. Fox resigned as President of MarkWest Hydrocarbon effective November 1, 2003, and as Chief Executive Officer effective January 1, 2004. As a result, Mr. Fox may be deemed to be the beneficial owner of the ownership interests owned by MarkWest Hydrocarbon.

MarkWest Energy Partners

        The following table sets forth the beneficial ownership of units as of March 1, 2007, held by beneficial owners of 5% or more of the units; by directors of our general partner; by each named executive officer listed in the summary compensation table included in this Form 10-K/A; and by all directors and officers of our general partner as a group. The units reported have been adjusted to reflect the February 2007 two-for-one unit split (see Note 2 to the consolidated financial statements).

Name and Address of Beneficial Owner(1)	Common Units Beneficially Owned(2)	Percent of Class
MarkWest Energy GP, L.L.C.	—	—
MarkWest Hydrocarbon, Inc.(3)	4,938,992	15.2%
John M. Fox(4)	5,029,454	15.5%
Tortoise Capital Advisors, L.L.C. 10801 Mastin Boulevard, Suite 222 Overland Park, KS 66210(5)	3,128,470	9.7%
Tortoise Energy Infrastructure Corporation 10801 Mastin Boulevard, Suite 222 Overland Park, KS 66210(5)	2,080,354	6.4%
Kayne Anderson Capital Advisors, L.P. 1800 Avenue of the Stars, Second Floor Los Angeles, CA 90067(6)	2,831,560	8.7%
Richard A. Kayne 1800 Avenue of the Stars, Second Floor Los Angeles, CA 90067(6)	2,831,560	8.7%
Keith E. Bailey	21,734	*
Charles K. Dempster	3,000	*
Donald C. Heppermann	24,000	*
William A. Kellstrom	9,000	*
William P. Nicoletti	8,000	*
Frank M. Semple	33,742	*
C. Corwin Bromley	5,304	*
Nancy K. Buese	4,196	*
John C. Mollenkopf	17,718	*
Randy S. Nickerson	14,978	*
All Directors and Executive Officers as a Group (11 persons)	5,171,126	16.0%

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

    (4)
    Includes 3,738,992 common units and 1,200,000 subordinated units owned by MarkWest Hydrocarbon and its subsidiaries. As of March 1, 2007, Mr. Fox beneficially owned approximately 45% of the voting securities of MarkWest Hydrocarbon. Mr. Fox currently serves as MarkWest Hydrocarbon's Chairman of the Board. Mr. Fox resigned as President of MarkWest Hydrocarbon effective November 1, 2003, and as Chief Executive Officer effective January 1, 2004. As a result, Mr. Fox may be deemed to be the beneficial owner of the subordinated units owned by MarkWest Hydrocarbon.

    (5)
    Tortoise Capital Advisors LLC ("TCA") acts as an investment advisor to Tortoise Energy Infrastructure Corporation ("TYG"), a closed-end investment company. TCA, by virtue of an Investment Advisory Agreement with TYG, has all investment and voting power over securities owned of record by TYG. Despite its delegation of investment and voting power to TCA, however, TYG may be deemed to be the beneficial owner under Rule 13d-3 of the Securities and Exchange Act of 1940, of the securities it owns of record because it has the right to acquire investment and voting power through termination of the Investment Advisory Agreement. Thus, TCA and TYG have reported that they share voting power and dispositive power over the securities owned of record by TYG. TCA also acts as an investment advisor to certain managed accounts. Under contractual agreements with individual account holders, TCA, with respect to the securities held in the managed accounts, shares investment and voting power with certain account holders, and has no voting power but shares investment power with certain other account holders. TCA may be deemed the beneficial owner of the securities covered by this statement under Rule 13d-3 of the Act. None of the securities are owned of record by TCA, and TCA disclaims any beneficial interest in such shares.

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

Participation Plan

        From time to time, MarkWest Hydrocarbon sells to certain of its executive officers and directors (i) a certain amount of the subordinated units the Company obtained during the formation of MarkWest Energy in May 2002 and (ii) a portion of its ownership interest in the general partner, which was also obtained by the Company during the formation of the Partnership. These transactions are accounted for as compensatory arrangements, consistent with the guidance in APB No. 25, Accounting for Stock Issued to Employees and EITF No 95-16, Accounting for Stock Compensation Arrangements with Employer Loan Features under APB Opinion No. 25, which requires the Company to record compensation expense based on the market value of the subordinated Partnership units and the formula value of the general partner interests held by the employees and directors, at the end of each reporting period. The sales are governed by a purchase and sales agreement that outlines the terms and conditions. Immediately after MarkWest Energy's initial public offering on May 24, 2002, MarkWest Hydrocarbon sold an 8.6% interest in the general partner of the Partnership and 49,728 of its Partnership subordinated units, to certain officers of MarkWest Hydrocarbon. The officers and executives paid approximately 30% of the purchase price in cash and financed the remainder with loans from MarkWest Hydrocarbon. The loans were evidenced by non-recourse promissory notes requiring the principal balance to be repaid no later than June 30, 2009 and bearing interest at the rate of 7% per annum on the unpaid balance. As of December 31, 2006, there was no loans outstanding related to the initial purchase of the general partner interests or subordinated units by the executives and officers. In accordance with the Sarbanes-Oxley Act of 2002, the Company no longer grants loans to employees.

        Since May 2002, MarkWest Hydrocarbon has sold additional interests in the general partner to employees and directors of 5.0% and has repurchased ownership interests from employees and directors of 3.3%. During the same timeframe, the Partnership has sold an additional 28,000 subordinated units and repurchased 16,720. As of December 31, 2006, 10.3% of the general partner is currently held by employees and directors. The Board of Directors of the Partnership's general partner has determined at this time to cease any further sales of GP Interests.

Item 14. Principal Accountant Fees and Services

        For the years ended December 31, 2006 and 2005, consolidated accounting fees and services for the Company were as follows (in thousands):

	Year ended December 31,
	2006	2005(4)
Audit fees	$3,135	$3,282
Audit-related fees(1)	414	125
Tax fees(2)	15	—
All other fees(3)	2	5

Total accounting fees and services	$3,566	$3,412

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

        Pre-Approval of Audit and Permitted Non-Audit Services.    The Audit Committee is responsible for appointing, setting compensation and overseeing the work of the independent public accountants. The Audit Committee established a policy that requires the Partnership to have the Audit Committee pre-approve all audit and permitted non-audit services from the independent public accountants. The Company's management submits request to the Audit Committee for pre-approval of any such allowable services. The Audit Committee considers whether the provision of non-audit services by the independent public accountants is compatible with maintaining the accountants' independence. The Audit Committee considers each engagement of the independent public accountants on a case-by-case basis. The Audit Committee pre-approved the performance of the services described above.

PART IV

Item 15. Exhibits and Financial Statement Schedules

(a)
The following documents are filed as part of this report:

(1)
Financial Statements:

      You should read the Index to Consolidated Financial Statements included in Item 8 of this Form 10-K/A for a list of all financial statements filed as a part of this report, which is incorporated herein by reference.

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
2.5(13)
Asset Purchase and Sale Agreement and addendum, thereto, dated as of July 1, 2004 by and between American Central Eastern Texas Gas Company Limited Partnership, ACGC Gathering Company, L.L.C. and MarkWest Energy East Texas Gas Company's L.P.
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
10.9(3)	Omnibus Agreement dated as of May 24, 2002, among MarkWest Hydrocarbon, Inc.; MarkWest Energy GP, L.L.C.; MarkWest Energy Partners, L.P.; and MarkWest Energy Operating Company, L.L.C.
10.10(3)+	Fractionation, Storage and Loading Agreement dated as of May 24, 2002, between MarkWest Energy Appalachia, L.L.C. and MarkWest Hydrocarbon, Inc.
10.11(3)+	Gas Processing Agreement dated as of May 24, 2002, between MarkWest Energy Appalachia, L.L.C. and MarkWest Hydrocarbon, Inc.
10.12(3)+	Pipeline Liquids Transportation Agreement dated as of May 24, 2002, between MarkWest Energy Appalachia, L.L.C. and MarkWest Hydrocarbon, Inc.
10.13(3)	Natural Gas Liquids Purchase Agreement dated as of May 24, 2002, between MarkWest Energy Appalachia, L.L.C. and MarkWest Hydrocarbon, Inc.
10.14++	Gas Processing Agreement (Maytown) dated as of May 28, 2002, between Equitable Production Company and MarkWest Hydrocarbon, Inc.
10.15(8)	Purchase and Sale Agreement, dated as of June 5, 2003, by and among MarkWest Hydrocarbon, Inc., MarkWest Resources, Inc., and XTO Energy Inc.
10.16(9)	Purchase and Sale Agreement dated as of July 31, 2003, among Raptor Natural Plains Marketing LLC, Raptor Gas Transmission LLC, Power-Tex Joint Venture and MarkWest Pinnacle L.P.

10.17(10)
Amended and Restated Credit Agreement dated as of December 1, 2003, among MarkWest Energy Operating Company, L.L.C., as Borrower, MarkWest Energy Partners, L.P., as Guarantor, Royal Bank of Canada, as Administrative Agent, Bank One, NA, as Syndication Agent, and Fortis Capital Corp., as Documentation Agent, to the $140,000,000 Senior Credit Facility.
10.18(12)^	Executive Employment Agreement effective November 1, 2003 between MarkWest Hydrocarbon, Inc. and Frank Semple.
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
10.22(3)^	MarkWest Energy Partners, L.P. Long-Term Incentive Plan.
10.23(3)^	First Amendment to MarkWest Energy Partners, L.P. Long-Term Incentive Plan.
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

10.39(32)
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
16.1(18)	Letter from KPMG, LLP regarding Change in Certifying Accountants.
21.1(32)	List of Subsidiaries of MarkWest Hydrocarbon, Inc.
23.1*	Consent of Deloitte & Touche, LLP.
23.2*	Consent of KPMG, LLP.
31.1*	Chief Executive Officer Certification Pursuant to Rule 13a-14(a) of the Securities Exchange Act.
31.2*	Chief Financial Officer Certification Pursuant to Rule 13a-14(a) of the Securities Exchange Act.
32.1*	Certification of the Chief Executive Officer Pursuant to 18 U.S. C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes- Oxley Act of 2002.
32.2*	Certification of the Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

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

(5)
Incorporated by reference to MarkWest Hydrocarbon, Inc.'s Current Report on Form 8-K, filed with the Commission on November 25, 2002.

(6)
Incorporated by reference to MarkWest Energy Partners, L.P.'s Current Report on Form 8-K, filed with the Commission on April 14, 2003.

(7)
Incorporated by reference to MarkWest Energy Partners, L.P.'s Current Report on Form 8-K filed with the Commission on June 19, 2003.

(8)
Incorporated by reference to MarkWest Hydrocarbon, Inc.'s Current Report on Form 8-K, filed with the Commission on July 15, 2003.

(9)
Incorporated by reference to MarkWest Energy Partners, L.P.'s Current Report on Form 8-K filed with the Commission on September 17, 2003.

(10)
Incorporated by reference to MarkWest Energy Partners, L.P.'s Current Report on Form 8-K, filed with the Commission on December 16, 2003.

(11)
Incorporated by reference to MarkWest Energy Partners, L.P.'s Current Report on Form 8-K, filed with the Commission on December 31, 2003.

(12)
Incorporated by reference to MarkWest Hydrocarbon, Inc.'s Annual Report on Form 10-K/A filed with the Commission on March 30, 2004.

(13)
Incorporated by reference to MarkWest Energy Partners, L.P.'s Current Report on Form 8-K/A filed with the Commission on September 13, 2004.

(14)
Incorporated by reference to MarkWest Energy Partners, L.P.'s Current Report on Form 8-K filed with the Commission on October 25, 2004.

(15)
Incorporated by reference to MarkWest Energy Partners, L.P.'s Current Report on Form 8-K filed with the Commission on October 29, 2004.

(16)
Incorporated by reference to MarkWest Hydrocarbon, Inc.'s Current Report on Form 8-K filed with the Commission on October 29, 2004.

(17)
Incorporated by reference to MarkWest Hydrocarbon, Inc.'s Current Report on Form 8-K filed with the Commission on April 6, 2005.

(18)
Incorporated by reference to MarkWest Hydrocarbon, Inc.'s Current Report on Form 8-K, filed with the Commission on September 23, 2005.

(19)
Incorporated by reference to MarkWest Energy Partners, L.P.'s Current Report on Form 8-K filed with the Commission on November 7, 2005.

(20)
Incorporated by reference to MarkWest Hydrocarbon, Inc.'s Current Report on Form 8-K filed with the Commission on September 21, 2005.

(21)
Incorporated by reference to MarkWest Hydrocarbon, Inc.'s Current Report on Form 8-K filed with the Commission on January 5, 2006.

(22)
Incorporated by reference to MarkWest Hydrocarbon, Inc.'s Current Report on Form 8-K, filed with the Commission on February 6, 2006.

(23)
Incorporated by reference to MarkWest Hydrocarbon, Inc.'s Current Report on Form 8-K, filed with the Commission on March 29, 2006.

(24)
Incorporated by reference to MarkWest Hydrocarbon, Inc.'s Current Report on Form 8-K, filed with the Commission on April 25, 2006.

(25)
Incorporated by reference to MarkWest Hydrocarbon, Inc.'s Definitive Proxy Statement, filed with the Commission on May 1, 2006.

(26)
Incorporated by reference to MarkWest Hydrocarbon, Inc.'s Quarterly Report on Form 10-Q for the three months ended June 30, 2006, filed with the Commission on August 7, 2006.

(27)
Incorporated by reference to MarkWest Energy Partners, L.P.'s Current Report on Form 8-K filed with the Commission on July 7, 2006.

(28)
Incorporated by reference to MarkWest Hydrocarbon, Inc.'s Current Report on Form 8-K, filed with the Commission on August 23, 2006.

(29)
Incorporated by reference to MarkWest Energy Partners, L.P.'s Current Report on Form 8-K filed with the Commission on October 24, 2006.

(30)
Incorporated by reference to MarkWest Hydrocarbon, Inc.'s Quarterly Report on Form 10-Q for the three months ended September 30, 2006, filed with the Commission on November 7, 2006.

(31)
Incorporated by reference to MarkWest Hydrocarbon, Inc.'s Current Report on Form 8-K, filed with the Commission on February 23, 2007.

(32)
Incorporated by reference to MarkWest Hydrocarbon, Inc.'s Annual Report on Form 10-K/A, filed with the Commission on March 22, 2007.

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

MarkWest Hydrocarbon, Inc. (Registrant)
November 2, 2007	By:	/s/ FRANK M. SEMPLE Frank M. Semple President and Chief Executive Officer (Principal Executive Officer)

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities with MarkWest Hydrocarbon Inc., the Registrant, and on the dates indicated.

Date: November 2, 2007	By:	/s/ FRANK M. SEMPLE Frank M. Semple President and Chief Executive Officer (Principal Executive Officer)
Date: November 2, 2007	By:	/s/ NANCY K. BUESE Nancy K. Buese Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)
Date: November 2, 2007	By:	/s/ JOHN M. FOX John M. Fox Chairman of the Board and Director
Date: November 2, 2007	By:	/s/ MICHAEL L. BEATTY Michael L. Beatty Director
Date: November 2, 2007	By:	/s/ DONALD C. HEPPERMANN Donald C. Heppermann Director

Date: November 2, 2007	By:	/s/ WILLIAM A. KELLSTROM William A. Kellstrom Director
Date: November 2, 2007	By:	Anne E. Mounsey Director
Date: November 2, 2007	By:	/s/ KAREN L. ROGERS Karen L. Rogers Director
Date: November 2, 2007	By:	/s/ WILLIAM F. WALLACE William F. Wallace Director
Date: November 2, 2007	By:	/s/ DONALD D. WOLF Donald D. Wolf Director