Form 10-Q/A
period 2007-03-31
MARKWEST HYDROCARBON INC
filed 2007-11-05
CIK 1019756

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
For the transition period from to

Commission File Number 001-14841

MARKWEST HYDROCARBON, INC.
(Exact name of registrant as specified in its charter)

Delaware State or other jurisdiction of incorporation or organization)	84-1352233 (IRS Employer Identification No.)

1515 Arapahoe Street, Tower 2, Suite 700, Denver, Colorado 80202-2126
(Address of principal executive offices)

Registrant's telephone number, including area code: 303-925-9200

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

Explanatory Note

        We have determined that, in certain cases, we did not comply with accounting principles generally accepted in the United States of America in the preparation of our 2006 and 2007 first and second quarter condensed consolidated financial statements and, accordingly, this Amendment No. 1 on Form 10-Q/A amends the Quarterly Report on Form 10-Q originally filed by MarkWest Hydrocarbon, Inc. (the "Company") on May 7, 2007 for the first quarter ended March 31, 2007 ("the original report") to restate the Company's previously issued condensed consolidated financial statements.

        The Company has determined that previously issued consolidated financial statements for the years ended December 31, 2006 and 2005 including quarters therein and the quarters ended March 31 and June 30, 2007 should be restated to correct an error in accounting for certain revenue arrangements in the MarkWest Energy Partners' segment which were accounted for net as an agent. The Company has determined in these arrangements it acted as the principal and therefore should have been reported gross. The Company is filing contemporaneously with this Form 10-Q/A for the quarterly period ended March 31, 2007, Form 10-Q/A for the quarterly period ended June 30, 2007 and its Annual Report on Form 10-K/A for the year ended December 31, 2006, which includes restated financial statements for the years ended December 31, 2006 and 2005, which reflects the effects of the restatement in the respective interim periods.

        As discussed in Note 14, Restatement of Condensed Consolidated Financial Statements, to the condensed consolidated financial statements included in Item 1 of this Form 10-Q/A, we have restated our previously reported results to properly record certain types of revenue transactions on a gross presentation in the Partnership's East Texas segment consistent with the guidance in Emerging Issues Task Force ("EITF") Issue No. 99-19, Reporting Revenue Gross as a Principal versus Net as an Agent. These transactions were previously accounted for net as an agent. This guidance requires MarkWest Hydrocarbon to record revenue gross when it acts as a principal and net when it acts as an agent.

        This Form 10-Q/A amends and restates only Part I Items 1, 2 and 4 of the original report. The remaining items are not amended. Except for the foregoing amended information, this Form 10-Q/A continues to describe conditions as of the date of the original report, and the Company has not updated the disclosures contained herein to reflect events that occurred subsequently. Accordingly, this Form 10-Q/A should be read in conjunction with Company filings made with the Securities and Exchange Commission subsequent to the filing of the original report, including any amendments of those filings.

        Throughout this document we make statements that are classified as "forward-looking." Please refer to the "Forward-Looking Statements" included later in Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations for an explanation of these types of assertions. Also, in this document, unless the context requires otherwise, references to "we," "us," "our," "MarkWest Hydrocarbon" or the "Company" are intended to mean MarkWest Hydrocarbon, Inc., and its consolidated subsidiaries. "MarkWest Energy" or "MarkWest Energy Partners" or the "Partnership" is intended to mean MarkWest Energy Partners, L.P.

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

PART I—FINANCIAL INFORMATION

Item 1.    Financial Statements

MARKWEST HYDROCARBON, INC.

Condensed Consolidated Balance Sheets

(unaudited, in thousands, except share data)

	March 31, 2007	December 31, 2006
ASSETS
Current assets:
Cash and cash equivalents	$82,829	$48,844
Marketable securities	8,626	7,713
Receivables, net of allowances of $159 and $156, respectively	108,249	101,116
Inventories	16,813	35,261
Fair value of derivative instruments	1,985	9,938
Other current assets	13,860	15,264

Total current assets	232,362	218,136

Property, plant and equipment	715,957	662,606
Less: accumulated depreciation, depletion, amortization and impairment	(116,358)	(108,271)

Total property, plant and equipment, net	599,599	554,335

Other assets:
Investment in Starfish	63,319	64,240
Intangibles, net of accumulated amortization of $33,248 and $29,080 respectively	339,227	344,066
Deferred financing costs, net of accumulated amortization of $6,169 and $5,462 respectively	15,558	16,079
Deferred contract cost, net of accumulated amortization of $780 and $702, respectively	2,470	2,548
Fair value of derivative instruments	4,331	2,794
Other long-term assets	1,043	1,043

Total other assets	425,948	430,770

Total assets	$1,257,909	$1,203,241

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$95,496	$89,242
Accrued liabilities	45,512	55,208
Fair value of derivative instruments	8,400	7,476
Deferred income taxes	526	180

Total current liabilities	149,934	152,106

Deferred income taxes	8,872	9,553
Fair value of derivative instruments	10,828	1,460
Long-term debt, net of original issue discount of $3,053 and $3,135, respectively	576,947	526,865
Other long-term liabilities	38,787	30,196
Non-controlling interest in consolidated subsidiary	432,911	441,572
Commitments and contingencies (Note 11)
Stockholders' equity:
Preferred stock, par value $0.01, 5,000,000 shares authorized, no shares outstanding	—	—
Common stock, par value $0.01, 20,000,000 shares authorized, 11,993,096 and 11,975,256 shares issued, respectively	120	120
Additional paid-in capital	37,866	40,266
Accumulated other comprehensive income, net of tax	1,669	1,103
Treasury stock, 626 and 0 shares, respectively	(25)	—

Total stockholders' equity	39,630	41,489

Total liabilities and stockholders' equity	$1,257,909	$1,203,241

The accompanying notes are an integral part of these condensed consolidated financial statements.

MARKWEST HYDROCARBON, INC.

Condensed Consolidated Statements of Operations

(unaudited, in thousands, except per share amounts)

	Three months ended March 31,
	2007	2006
	(As restated, see Note 14)	(As restated, see Note 14)
Revenue:
Revenue	$191,620	$251,903
Derivative loss	(13,909)	(1,259)

Total revenue	177,711	250,644

Operating expenses:
Purchased product costs	120,430	192,412
Facility expenses	12,062	13,482
Selling, general and administrative expenses	20,715	11,376
Depreciation	8,174	7,378
Amortization of intangible assets	4,168	4,016
Accretion of asset retirement obligations	27	25

Total operating expenses	165,576	228,689

Income from operations	12,135	21,955
Other income (expense):
Earnings from unconsolidated affiliates	1,767	945
Interest income	2,396	406
Interest expense	(9,414)	(11,044)
Amortization of deferred financing costs and original issue discount (a component of interest expense)	(720)	(825)
Dividend income	122	106
Miscellaneous (expense) income	(872)	2,242

Income before non-controlling interest in net income of consolidated subsidiary and income tax (expense) benefit	5,414	13,785

Income tax (expense) benefit:
Current	(801)	493
Deferred	304	(902)

Income tax expense	(497)	(409)
Non-controlling interest in net income of consolidated subsidiary	(3,960)	(10,544)

Net income	$957	$2,832

Net income per share:
Basic	$0.08	$0.24

Diluted	$0.08	$0.24

Weighted average number of outstanding shares of common stock (March 31, 2006 adjusted to reflect May 23, 2006 stock dividend):
Basic	11,987	11,906

Diluted	12,043	12,019

Cash dividend declared per common share	$0.320	$0.159

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

MARKWEST HYDROCARBON, INC.

Condensed Consolidated Statement of Changes in Stockholders' Equity

(unaudited, in thousands)

	Shares of Common Stock	Shares of Treasury Stock	Common Stock	Additional Paid in Capital	Accumulated Earnings (Deficit)	Other Comprehensive Income	Treasury Stock	Total Stockholders' Equity
December 31, 2006	11,975	—	$120	$40,266	$—	$1,103	$—	$41,489
Stock option exercises	1	—	—	4	—	—	—	4
Compensation expense related to restricted stock	—	—	—	199	—	—	—	199
Issuance of restricted stock	17	—	—	—	—	—	—	—
Treasury stock reacquired	—	1	—	25	—	—	(25)	—
FAS 123R windfall pool under APIC	—	—	—	84	—	—	—	84
FIN 48 adjustment	—	—	—	—	(71)	—	—	(71)
Net income	—	—	—	—	957	—	—	957
Dividends paid	—	—	—	(2,712)	(886)	—	—	(3,598)
Other comprehensive income	—	—	—	—	—	566	—	566

March 31, 2007	11,993	1	$120	$37,866	$—	$1,669	$(25)	$39,630

The accompanying notes are an integral part of these condensed consolidated financial statements.

MARKWEST HYDROCARBON, INC.

Condensed Consolidated Statements of Cash Flows

(unaudited, in thousands)

	Three months ended March 31,
	2007	2006
Cash flows from operating activities:
Net income	$957	$2,832
Adjustments to reconcile net income to net cash provided by operating activities (net of acquisitions):
Depreciation	8,174	7,378
Amortization of intangible assets	4,168	4,016
Amortization of deferred financing costs and original issue discount	720	825
Accretion of asset retirement obligation	27	25
Amortization of gas contract	78	78
Restricted unit compensation expense	959	458
Participation Plan compensation expense	7,591	1,496
Stock option compensation expense	—	21
Restricted stock compensation expense	199	105
Non-controlling interest in net income of consolidated subsidiary	3,960	10,544
Contribution of treasury shares to 401(k) benefit plan	—	43
Equity in earnings from unconsolidated affiliates	(1,767)	(945)
Distributions from equity investments	2,688	—
Unrealized losses on derivative instruments	16,708	1,798
Loss (gain) on sale of property, plant and equipment	145	(410)
Deferred income taxes	(752)	902
Changes in operating assets and liabilities, net of working capital acquired:
Receivables	(7,133)	38,376
Inventories	17,966	20,634
Other current assets	1,405	(5,606)
Accounts payable and accrued liabilities	150	(27,038)
Other long-term liabilities	357	92

Net cash flows provided by operating activities	56,600	55,624

Cash flows from investing activities:
Acquisitions	(46)	(360)
Investment in Starfish	—	(890)
Capital expenditures	(55,002)	(13,249)
Proceeds from sale of property, plant and equipment	15	529

Net cash flows used in investing activities	(55,033)	(13,970)

Cash flows from financing activities:
Proceeds from long-term debt	135,500	25,000
Payments of long-term debt	(85,500)	(44,000)
Payments for debt issuance costs deferred financing costs and registration costs	(338)	(105)
Proceeds from MarkWest Energy's private placement	—	5,000
Exercise of stock options	4	(1)
SFAS 123R windfall pool under APIC	84	—
Payment of dividends	(3,598)	(1,355)
Distributions to MarkWest Energy unitholders	(13,734)	(8,529)

Net cash flows provided by (used in) financing activities	32,418	(23,990)

Net increase in cash	33,985	17,664
Cash and cash equivalents at beginning of year	48,844	20,968

Cash and cash equivalents at end of period	$82,829	$38,632

Supplemental disclosures of cash flow information:
Cash paid for interest, net of amount capitalized	$11,930	$5,319
Cash paid for income taxes	46	583
Supplemental schedule of non-cash investing and financing activities:
Construction projects in progress	3,316	405
Property, plant and equipment asset retirement obligation	142	64

The accompanying notes are an integral part of these condensed consolidated financial statements.

MARKWEST HYDROCARBON, INC.

Notes to Condensed Consolidated Financial Statements

(unaudited)

1. Organization

        MarkWest Hydrocarbon, Inc. ("MarkWest Hydrocarbon" or the "Company") is an energy company primarily focused on marketing natural gas liquids and increasing shareholder value by growing MarkWest Energy Partners, L.P. ("MarkWest Energy Partners" or the "Partnership"), a consolidated subsidiary and publicly traded master limited partnership. MarkWest Energy Partners is engaged in the gathering, processing and transmission of natural gas; the transportation, fractionation and storage of natural gas liquids; and the gathering and transportation of crude oil. The Company also markets natural gas and NGLs. MarkWest Hydrocarbon and MarkWest Energy Partners provide services primarily in Appalachia, Michigan, Texas, Oklahoma, Gulf Coast and other areas of the southwest.

2. Basis of Presentation

        The Company's unaudited condensed consolidated financial statements include the accounts of all majority-owned or controlled subsidiaries. Equity investments in which the Company exercises significant influence but does not control, and are not the primary beneficiary, are accounted for using the equity method. These condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP") for interim financial reporting. Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted. In management's opinion, the Company has made all adjustments necessary for a fair presentation of its results of operations, financial position and cash flows for the periods shown. These adjustments are of a normal recurring nature. In addition to reviewing these condensed consolidated financial statements and accompanying notes, you should also consult the audited financial statements and accompanying notes included in the Company's December 31, 2006, Annual Report on Form 10-K/A. Finally, consider that results for the three months ended March 31, 2007, are not necessarily indicative of results for the full year 2007, or any other future period.

        The Company adopted the Financial Accounting Standards Board ("FASB") issued Interpretation Number 48, Accounting for Uncertainty in Income Taxes ("FIN 48"), effective January 1, 2007. The interpretation clarifies the accounting for uncertainty in income taxes recognized in a company's financial statements in accordance with Statement of Financial Accounting Standards Number ("SFAS") 109, Accounting for Income Taxes ("SFAS 109"). Specifically, the pronouncement prescribes a "more likely than not" recognition threshold and a measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. The interpretation also provides guidance on the related derecognition, classification, interest and penalties, accounting for interim periods, disclosure and transition of uncertain tax positions. For the impact of FIN 48 on the Company's financial statements, see Note 8.

        On April 27, 2006, MarkWest Hydrocarbon announced that its Board of Directors approved the issuance of one share of common stock for each ten shares of common stock held by common stockholders. All common stock accounts and per share data for the period ended March 31, 2006 have been retroactively adjusted to give effect to the dividend of the Company's common stock.

  Reclassifications

        Certain prior period amounts have been reclassified to conform to the current period presentation.

3. Recent Accounting Pronouncements

        In September 2006 the FASB issued SFAS Number 157, Fair Value Measurements ("SFAS 157"). SFAS 157 clarifies the principle that fair value should be based on the assumptions market participants would use when pricing an asset or liability and establishes a fair value hierarchy that prioritizes the information used to develop those assumptions. SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007 and interim periods within those fiscal years, with early adoption permitted. The Company is currently evaluating the impact of SFAS 157 and expects to adopt this statement when required at the start of its fiscal year beginning January 1, 2008.

        In February 2007 the FASB issued SFAS 159, The Fair Value Option for Financial Assets and Financial Liabilities ("SFAS 159"), which permits an entity to measure certain financial assets and financial liabilities at fair value. The Statement's objective is to improve financial reporting by allowing entities to mitigate volatility in reported earnings caused by the measurement of related assets and liabilities using different attributes, without having to apply complex hedge accounting provisions. Under SFAS 159, entities that elect the fair value option will report unrealized gains and losses in earnings at each subsequent reporting date. The fair value option may be elected on an instrument-by-instrument basis, with a few exceptions, as long as it is applied to the instrument in its entirety. The fair value option election is irrevocable, unless a new election date occurs. The new statement establishes presentation and disclosure requirements to help financial statement users understand the effect of the entity's election on its earnings, but does not eliminate disclosure requirements of other accounting standards. Assets and liabilities that are measured at fair value must be displayed on the face of the balance sheet. SFAS 159 is effective as of the beginning of an entity's first fiscal year beginning after November 15, 2007. Early adoption is permitted as of the beginning of the previous fiscal year provided that the entity (1) makes that choice in the first 120 days of that fiscal year, (2) has not yet issued financial statements, and (3) elects to apply the provisions of SFAS 157, Fair Value Measurements. The Company is currently evaluating the impact of SFAS 159 and expects to adopt this statement when required at the start of its fiscal year beginning January 1, 2008.

4. Equity Investment

        The Partnership applies the equity method of accounting for its non-operating membership interest in Starfish Pipeline Company, LLC, ("Starfish"). Summarized financial information for 100% of Starfish is as follows (in thousands):

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

        On March 15, 2007, the Company entered into the second amendment to the second amended and restated Company Credit Facility. This amendment clarifies language relating to the swap contracts between the Company and the lenders or lender's affiliates in several sections of the Company Credit Facility. It provides that the non-borrowing base credit extension, as defined in the agreement, shall be used solely for the purpose of enabling the Company to meet margin requirements under swap contracts, as defined in the agreement, with counterparties that are not lenders or affiliates of the lenders.

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

MarkWest Energy Partners

  Credit Facility

        The Partnership's wholly owned subsidiary, MarkWest Energy Operating Company, L.L.C., has a $250 million dollar revolving credit facility (the "Credit Facility"). The Credit Facility is guaranteed by the Partnership and substantially all of the Partnership's subsidiaries and is collateralized by substantially all of the Partnership's assets and those of its subsidiaries. The borrowings under the Credit Facility bear interest at a variable interest rate, plus basis points. The basis points vary based on the ratio of the Partnership's consolidated debt to consolidated EBITDA, as defined in the Fifth Amendment to the Credit Facility. For the three months ended March 31, 2007, the weighted average interest rate on the Credit Facility was 7.59%.

        Under the provisions of the Credit Facility, the Partnership is subject to a number of restrictions and covenants as defined in the fifth amendment to the Credit Facility. These covenants are used to calculate the available borrowing capacity on a quarterly basis, for the three months ended March 31, 2007, available borrowings under the Credit Facility were $168.4 million.

  Senior Notes

        At March 31, 2007, the Partnership and its wholly owned subsidiary, MarkWest Energy Finance Corporation, had two series of senior notes outstanding; $225.0 million at a fixed rate of 6.875% due in November 2014 (the "2014 Notes") and $271.9 million, net of unamortized discount of $3.1 million, at a fixed rate of 8.5% due in July 2016 (the "2016 Notes"), together (the "Senior Notes"). The estimated fair value of the Senior Notes was approximately $505.5 million and $499.8 million at March 31, 2007 and December 31, 2006, respectively, based on quoted market prices.

        The Partnership has no independent assets or operations. Each of the Partnership's existing subsidiaries, other than MarkWest Energy Finance Corporation, has guaranteed the Senior Notes jointly and severally and fully and unconditionally. The notes are senior unsecured obligations equal in right of payment with all of the Partnership's existing and future senior debt. These notes are senior in right of payment to all of the Partnership's future subordinated debt but effectively junior in right of payment to its secured debt to the extent of the assets securing the debt, including the Partnership's obligations in respect of its Credit Facility.

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

7. Derivative Financial Instruments

  Commodity Instruments

        The Company's primary risk management objective is to manage volatility in its cash flows. The Company has a committee comprised of the senior management team that oversees all of the risk management activity and continually monitors the Company's hedging program and expects to continue to adjust its hedge position as conditions warrant.

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

        The use of derivative instruments may expose the Company to the risk of financial loss in certain circumstances, including instances when (i) NGLs do not trade at historical levels relative to crude oil, (ii) sales volumes are less than expected requiring market purchases to meet commitments, or (iii) the Partnership's OTC counterparties fail to purchase or deliver the contracted quantities of natural gas, NGLs or crude oil or otherwise fail to perform. To the extent that the Company enters into derivative instruments, it may be prevented from realizing the benefits of favorable price changes in the physical market. The Company is similarly insulated, however, against unfavorable changes in such prices.

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

        The following tables summarize the current derivative positions specific to the MarkWest Hydrocarbon Standalone segment at March 31, 2007:

Fixed Physical Forward	Contract Period	Price(2)	Fair Value
			(in thousands)
Natural Gas—6,308 MMBtu/d (sale)	Apr 2007	$7.48	$(91)
Natural Gas—28,091 MMBtu/d (sale)	May 2007	6.72	(1,203)
Natural Gas—4,665 MMBtu/d (sale)	Jun 2007	7.48	(100)

Fixed Swaps(1)	Contract Period	Price(2)	Fair Value
			(in thousands)
Crude—277 Bbl/d (sale)	Apr 2007	$64.37	$(17)
Crude—642 Bbl/d (sale)	Apr-Jun 2007	67.00	(30)
Crude—313 Bbl/d (sale)	Apr-Jun 2007	80.21	358
Crude—36 Bbl/d (sale)	May 2007	64.62	(3)
Crude—241 Bbl/d (sale)	Jun 2007	65.32	(22)
Crude—1,323 Bbl/d (sale)	Jul 2007	65.68	(130)
Crude—1,396 Bbl/d (sale)	Aug 2007	65.99	(136)
Crude—1,547 Bbl/d (sale)	Sep 2007	66.26	(144)
Crude—2,504 Bbl/d (sale)	Oct 2007	66.48	(238)
Crude—2,766 Bbl/d (sale)	Nov 2007	66.70	(248)
Crude—3,916 Bbl/d (sale)	Dec 2007	66.91	(347)
Crude—4,361 Bbl/d (sale)	Jan 2008	67.04	(377)
Crude—3,913 Bbl/d (sale)	Feb 2008	67.14	(310)
Crude—2,320 Bbl/d (sale)	Mar 2008	67.23	(193)
Natural Gas—7,088 MMBtu/d (purchase)	Apr 2007	8.16	(59)
Natural Gas—86,850 MMBtu/d (purchase)	May 2007	8.08	(108)
Natural Gas—13,167 MMBtu/d (purchase)	Jun 2007	8.16	(13)
Natural Gas—12,581 MMBtu/d (purchase)	Jul 2007	8.29	(21)
Natural Gas—12,258 MMBtu/d (purchase)	Aug 2007	8.35	(7)
Natural Gas—4,833 MMBtu/d (purchase)	Sep 2007	8.38	(2)

(1)
Forward sales to hedge the Company's production.

(2)
A weighted average price is used for grouped positions.

        The Company has also entered into a contract with one of the largest producers in the Appalachia region which creates a floor on the frac spread that can be realized on a specified volume purchased. Under SFAS 133, Accounting for Derivative Instruments and Hedging Activities ("SFAS 133"), the value of this contract is marked based on an index price through purchased product costs. As of March 31, 2007, the value of this contract was marked as a current liability of $1.8 million.

        The following tables summarize the non-current derivative positions specific to the MarkWest Hydrocarbon Standalone segment at March 31, 2007:

Fixed Swaps(1)	Contract Period	Price(2)	Fair Value
			(in thousands)
Crude—921 Bbl/d (sale)	Apr 2008	$64.22	$(155)
Crude—1,087 Bbl/d (sale)	May 2008	63.95	(196)
Crude—1,096 Bbl/d (sale)	Jun 2008	63.93	(191)
Crude—1,025 Bbl/d (sale)	Jul 2008	64.08	(178)
Crude—1,124 Bbl/d (sale)	Aug 2008	64.22	(188)
Crude—1,268 Bbl/d (sale)	Sep 2008	64.53	(192)
Crude—2,517 Bbl/d (sale)	Oct 2008	65.37	(329)
Crude—3,479 Bbl/d (sale)	Nov 2008	65.52	(417)
Crude—3,856 Bbl/d (sale)	Dec 2008	65.51	(462)
Crude—4,721 Bbl/d (sale)	Jan 2009	65.52	(548)
Crude—4,212 Bbl/d (sale)	Feb 2009	65.45	(438)
Crude—3,069 Bbl/d (sale)	Mar 2009	65.33	(351)
Crude—921 Bbl/d (sale)	Apr 2009	63.92	(133)
Crude—1,087 Bbl/d (sale)	May 2009	63.62	(166)
Crude—1,096 Bbl/d (sale)	Jun 2009	63.68	(156)
Crude—1,026 Bbl/d (sale)	Jul 2009	63.71	(144)
Crude—1,195 Bbl/d (sale)	Aug 2009	64.01	(152)
Crude—1,306 Bbl/d (sale)	Sep 2009	64.18	(150)
Crude—2,378 Bbl/d (sale)	Oct 2009	64.69	(237)
Crude—3,556 Bbl/d (sale)	Nov 2009	64.79	(322)
Crude—3,792 Bbl/d (sale)	Dec 2009	64.70	(349)
Crude—4,729 Bbl/d (sale)	Jan 2010	64.59	(431)
Crude—4,218 Bbl/d (sale)	Feb 2010	64.55	(341)
Crude—3,073 Bbl/d (sale)	Mar 2010	64.55	(262)
Natural Gas—4,070 MMBtu/d (purchase)	Apr 2008	8.05	35
Natural Gas—15,873 MMBtu/d (purchase)	Apr-Jun 2008	8.01	365
Natural Gas—5,361 MMBtu/d (purchase)	May 2008	7.93	45
Natural Gas—5,482 MMBtu/d (purchase)	Jun 2008	7.98	46
Natural Gas—15,755 MMBtu/d (purchase)	Jul 2008	8.05	123
Natural Gas—15,701 MMBtu/d (purchase)	Jul-Sep 2008	8.10	389
Natural Gas—15,755 MMBtu/d (purchase)	Aug 2008	8.11	127
Natural Gas—16,280 MMBtu/d (purchase)	Sep 2008	8.16	130
Natural Gas—4,070 MMBtu/d (purchase)	Apr 2009	7.64	38
Natural Gas—15,883 MMBtu/d (purchase)	Apr-Jun 2009	7.61	399
Natural Gas—5,361 MMBtu/d (purchase)	May 2009	7.51	52
Natural Gas—5,482 MMBtu/d (purchase)	Jun 2009	7.56	53
Natural Gas—15,755 MMBtu/d (purchase)	Jul 2009	7.60	155
Natural Gas—15,710 MMBtu/d (purchase)	Jul-Sep 2009	7.73	369
Natural Gas—15,755 MMBtu/d (purchase)	Aug 2009	7.69	141
Natural Gas—16,280 MMBtu/d (purchase)	Sep 2009	7.78	125

(1)
Forward sales to hedge the Company's production.

(2)
A weighted average price is used for grouped positions.

        The impact of MarkWest Hydrocarbon Standalone's commodity derivative instruments on its financial position is summarized below (in thousands):

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

        The following tables summarize the Partnership's current derivative positions at March 31, 2007:

Fixed Swaps(1)	Contract Period	Fixed Price(2)	Fair Value
			(in thousands)
Crude—1,325 Bbl/d	Apr-Dec 2007	$63.95	$(1,736)
Crude—140 Bbl/d	Apr-Dec 2007	74.10	199
Basis Swaps	Contract Period	Fair Value
		(in thousands)
Natural Gas—14,000 MMBtu/d	Apr-Oct 2007	$(59)
Options (puts)(3)	Contract Period	Floor	Fair Value
			(in thousands)
Ethane—50,000 Gal/d	Apr-Dec 2007	$0.65	$(352)

Collars(4)	Contract Period	Floor(2)	Cap(2)	Fair Value
				(in thousands)
Crude—1,105 Bbl/d	Apr-Dec 2007	$69.08	$82.43	$1,015
Crude—1,476 Bbl/d	Jan-Mar 2008	69.76	79.01	413
Crude—1,475 Bbl/d	Jan-Mar 2008	64.80	70.71	(261)
Propane—30,000 Gal/d	Apr-Jun 2007	0.96	1.16	(41)
Propane—30,000 Gal/d	Jul-Sep 2007	0.97	1.16	(85)
Propane—30,000 Gal/d	Oct-Dec 2007	0.98	1.18	—

(1)
Forward sales to hedge the Partnership's production.

(2)
A weighted average price is used for grouped positions.

(3)
Purchase of puts to hedge the Partnership's Ethane production.

(4)
Forward producer collars to hedge the Partnership's production.

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

        The following tables summarize the Partnership's non-current derivative positions at March 31, 2007:

Fixed Swaps(1)	Contract Period	Fixed Price(2)	Fair Value
			(in thousands)
Crude—85 Bbl/d	Jan 2010	$66.35	$(4)
Crude—2,866 Bbl/d	Jan-Mar 2010	64.54	(744)
Crude—79 Bbl/d	Feb 2010	66.35	(3)
Crude—75 Bbl/d	Mar 2010	66.35	(3)
Crude—1,199 Bbl/d	Apr 2010	66.27	(42)
Crude—1,202 Bbl/d	May 2010	66.27	(40)
Crude—1,153 Bbl/d	Jun 2010	66.28	(32)
Collars(3)	Contract Period	Floor(2)	Cap(2)	Fair Value
				(in thousands)
Crude—1,473 Bbl/d	Apr-Jun 2008	$69.48	$78.66	$375
Crude—1,475 Bbl/d	Apr-Dec 2008	64.80	70.71	(790)
Crude—1,437 Bbl/d	Jul-Sep 2008	68.90	78.32	329
Crude—1,473 Bbl/d	Oct-Dec 2008	68.41	77.85	304
Crude—2,475 Bbl/d	Jan-Dec 2009	63.78	69.72	(2,096)
Crude—450 Bbl/d	Jan-Dec 2009	63.00	70.00	(586)

(1)
Forward sales to hedge the Partnership's production.

(2)
A weighted average price is used for grouped positions.

(3)
Forward producer collars to hedge the Partnership's production.

        The impact of the Partnership's commodity derivative instruments on its financial position are summarized below (in thousands):

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

        The Company bases the effective corporate tax rate for interim periods on the estimated annual effective corporate tax rate. Income tax expense totaled $0.5 million for the three months ended March 31, 2007, resulting in an effective tax rate of 34.2%. Income tax benefit totaled $0.4 million for the comparable period in 2006, resulting in an effective tax rate of 13.0%. The 2007 estimated annual effective income tax rate varies from the statutory rate due to a change in the valuation allowance in the state not operating losses ("NOL") mostly related to the state NOL utilization.

        The Company adopted FIN 48, effective January 1, 2007. The interpretation clarifies the accounting for uncertainty in income taxes recognized in a company's financial statements in accordance with SFAS 109. Specifically, the pronouncement prescribes a "more likely than not" recognition threshold and a measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. The interpretation also provides guidance on the related derecognition, classification, interest and penalties, accounting for interim periods, disclosure and transition of uncertain tax positions. As a result of the implementation of FIN 48, the Company recognized a liability of $0.4 million for unrecognized income tax benefits, none of which would affect the Company's effective tax rate if recognized. Included in the unrecognized income tax benefit is a $0.1 million reduction of retained earnings. Additionally, the Company anticipates approximately $0.3 million to reverse by December 31, 2007, as the Company is filing a change in method of accounting with the Internal Revenue Service.

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

        Compensation expense has been recorded as "Selling, general and administrative expense" in the accompanying Condensed Consolidated Statements of Operations.

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

  Stock Options

        The following summarizes the impact of the Company's stock option plans (in thousands of shares):

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

        A summary of the status of the Company's stock option plans as of March 31, 2007 and 2006, are presented below.

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

MarkWest Energy Partners, L.P. Long-Term Incentive Plan

        The following is a summary of restricted unit activity issued under the Partnership's Long-Term Incentive Plan:

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

10. Dividends Paid to Shareholders

  Cash Dividends

        On April 20, 2007, the Company's Board of Directors declared a quarterly cash dividend of $0.32 per share, payable on May 22, 2007, to the stockholders of record as of the close of business on May 10, 2007. The ex-dividend date will be May 8, 2007.

        On January 26, 2007, the Company's Board of Directors declared a quarterly cash dividend of $0.30 per share, payable on February 21, 2007, to the stockholders of record as of the close of business on February 9, 2007. The ex-dividend date was February 7, 2007.

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

        In June 2006, the Office of Pipeline Safety (OPS) issued a Notice of Probable Violation and Proposed Civil Penalty ("NOPV") (CPF No. 2-2006-5001) to both MarkWest Hydrocarbon and Equitable Production Company. The NOPV is associated with the pipeline leak and an ensuing explosion and fire that occurred on November 8, 2004 in Ivel Kentucky on an NGL pipeline owned by Equitable Production Company and leased and operated by the Partnership's subsidiary, MarkWest Energy Appalachia, LLC. The NOPV sets forth six counts of violations of applicable regulations, and a proposed civil penalty in the aggregate amount of $1,070,000. An administrative hearing on the matter, previously set for the last week of March, 2007, was postponed to allow the administrative record to be produced and to allow OPS an opportunity to respond to a motion to dismiss one of the counts of violations, which count involves $825,000 of the $1,070,000 proposed penalty. This count arises out of alleged activity in 1982 and 1987, which dates predate MarkWest's leasing and operation of the pipeline. MarkWest believes it has viable defenses to the remaining counts and will vigorously defend all applicable assertions of violations at the hearing.

        Related to the above referenced pipeline explosion and fire incident, the Company and the Partnership have filed an action captioned MarkWest Hydrocarbon, Inc., et al. v. Liberty Mutual Ins. Co., et al. (District Court, Arapahoe County, Colorado, Case No. 05CV3953 filed August 12, 2005), as removed to the U.S. District Court for the District of Colorado, (Civil Action No. 1:05-CV-1948, on October 7, 2005) against their All-Risks Property and Business Interruption insurance carriers as a result of the insurance companies' refusal to honor their insurance coverage obligation to pay the Partnership for certain expenses related to the pipeline incident. These expenses include the MarkWest's internal expenses and costs incurred for damage to, and loss of use of the pipeline, equipment and products; the extra transportation costs incurred for transporting the liquids while the pipeline was out of service; the reduced volumes of liquids that could be processed; and the costs of complying with the OPS Corrective Action Order (hydrostatic testing, repair/replacement and other pipeline integrity assurance measures). Following initial discovery, MarkWest was granted leave of the Court to amend its complaint to add a bad faith claim, and a claim for punitive damages. Neither the Company nor the Partnership have provided for a receivable for any of the claims in this action because of the uncertainty as to whether and how much they will ultimately recover under the policies. The expenses and costs have been expensed as incurred and any potential recovery from the All-Risks Property and Business Interruption insurance carriers will be treated as "other income" if and when it is received. The Defendant insurance companies and MarkWest have each filed separate summary judgment motions in the action and these motions are pending with the Court. Discovery in the action is also continuing. In addition to the above, MarkWest has also asserted that a portion of the cost of pipeline testing, replacement and repair is subject to an equitable sharing arrangement with the pipeline owner, pursuant to the terms of the pipeline lease agreement.

        The Partnership had previously disclosed receiving notice from one of its customers of a potential gas measurement and accounting discrepancy. The Partnership and its customer have been in ongoing discussions evaluate and resolve all issues, and in April 2007, the parties reach final settlement of all outstanding or potential issues to both parties' satisfaction for an amount of immaterial impact to the Partnership.

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

        In February 2007 the Company learned that a default judgment had been entered against it in May of 2006, in an action entitled Runyan v. Eclipse Realty LLC et al, (Arapahoe County District Court, Colorado, Case No. 06CV1054, filed February 2006). The Company was not aware of having ever received a summons and complaint and was not given any notification of a motion for default judgment. The action involved a personal injury claim by an individual who allegedly slipped and fell due to snowy conditions while approaching the office building in which the Company was one of several tenants. On April 4, 2007, the Court granted the Company's motion to set aside the default judgment and also granted the Company's motion to dismiss MarkWest from the action entirely.

        In the ordinary course of business, the Company and the Partnership are party to various other legal actions. In the opinion of management, none of these actions, either individually or in the aggregate, will have a material adverse effect on the Company's financial condition, liquidity or results of operations.

12. Segment Reporting

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

	MarkWest Hydrocarbon Standalone	MarkWest Energy Partners	Consolidating Entries	Total
Three months ended March 31, 2007:
Revenue:
Revenue	$72,926	$137,769	$(19,075)	$191,620
Derivative loss	(6,980)	(6,929)	—	(13,909)

Total revenue	65,946	130,840	(19,075)	177,711
Purchased product costs	52,814	80,228	(12,612)	120,430
Facility expenses	5,569	12,956	(6,463)	12,062
Selling, general and administrative expenses	6,873	13,842	—	20,715
Depreciation	388	7,786	—	8,174
Amortization of intangible assets	—	4,168	—	4,168
Accretion of asset retirement and lease obligations	—	27	—	27

Income from operations	302	11,833	—	12,135
Other income (expense):
Earnings from unconsolidated affiliates	—	1,767	—	1,767
Interest income	476	1,920	—	2,396
Interest expense	(59)	(9,355)	—	(9,414)
Amortization of deferred financing costs (a component of interest expense)	(59)	(661)	—	(720)
Dividend income	122	—	—	122
Miscellaneous expense	(143)	(729)	—	(872)

Income before non-controlling interest in net income of consolidated subsidiary and income taxes	639	4,775	—	5,414
Income tax expense	(494)	(19)	16	(497)
Non-controlling interest in net income of consolidated subsidiary	—	—	(3,960)	(3,960)
Interest in net income of consolidated subsidiary	812	—	(812)	—

Net income	$957	$4,756	$(4,756)	$957

	MarkWest Hydrocarbon Standalone	MarkWest Energy Partners	Consolidating Entries	Total
Three months ended March 31, 2006:
Revenue:
Revenue	$102,092	$167,526	$(17,715)	$251,903
Derivative (loss) gain	(1,499)	240	—	(1,259)

Total revenue	100,593	167,766	(17,715)	250,644
Purchased product costs	92,322	111,745	(11,655)	192,412
Facility expenses	5,473	14,069	(6,060)	13,482
Selling, general and administrative expenses	3,038	8,338	—	11,376
Depreciation	205	7,173	—	7,378
Amortization of intangible assets	—	4,016	—	4,016
Accretion of asset retirement and lease obligations	—	25	—	25

(Loss) income from operations	(445)	22,400	—	21,955
Other income (expense):
Earnings from unconsolidated affiliates	—	945	—	945
Interest income	186	220	—	406
Interest expense	(68)	(10,976)	—	(11,044)
Amortization of deferred financing costs (a component of interest expense)	(17)	(808)	—	(825)
Dividend income	106	—	—	106
Miscellaneous income	150	2,092	—	2,242

Income (loss) before non-controlling interest in net income of consolidated subsidiary and income taxes	(88)	13,873	—	13,785
Income tax expense	(409)	—	—	(409)
Non-controlling interest in net income of consolidated subsidiary	—	—	(10,544)	(10,544)
Interest in net income of consolidated subsidiary	3,329	—	(3,329)	—

Net income	$2,832	$13,873	$(13,873)	$2,832

13. Subsequent Event

MarkWest Energy Partners

  Private Offering

        On April 9, 2007 the Partnership completed a private placement of approximately 4.1 million newly issued common units at a purchase price of $32.98, for net proceeds of approximately $137.6 million, including the General Partner's contribution to maintain its two percent general partner interest. The proceeds of this transaction will be used primarily to fund capital expenditure requirements.

14. Restatement of Condensed Consolidated Financial Statements

        Subsequent to the issuance of the Company's condensed consolidated financial statements for the quarter ended March 31, 2007, the Company determined that certain revenue transactions in the Partnership's East Texas segment were reported net and should be accounted for gross as a principal, pursuant to EITF Issue No. 99-19, Revenue Gross as a Principal versus Net as an Agent ("EITF 99-19"). EITF 99-19 requires the Company to record revenue gross when its acts as the principal in a transaction and net when it acts as an agent. As a result, the Company has restated its consolidated financial statements for the 3 months ended March 31, 2007 and 2006.

        The following tables present the impact of the restatement on the affected line items of the Condensed Consolidated Statements of Operations for the periods presented (in thousands):

	Three months ended March 31 2007
	As Previously Reported	Adjustment	Restated
Revenues	$175,397	$16,223	$191,620
Total revenues	161,488	16,223	177,711
Purchased product costs	104,207	16,223	120,430
Total operating expenses	149,353	16,223	165,576
Income from operations	12,135	—	12,135
	Three months ended March 31 2006
	As Previously Reported	Adjustment	Restated
Revenues	$241,119	$10,784	$251,903
Total Revenues	239,860	10,784	250,644
Purchased product costs	181,628	10,784	192,412
Total operating expenses	217,905	10,784	228,689
Income from operations	21,955	—	21,955

        This restatement has the effect of increasing the amounts included in the revenue line item "Revenues" and increasing, by the same amount, the amounts included in "Purchased product costs". The restatement of revenue and expenses within the consolidated statements of operations does not affect net income, earnings per unit, the consolidated statements of stockholders' equity or the consolidated balance sheets.

Item 2.    Management's Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

        Statements included in this quarterly report on Form 10-Q/A that are not historical facts are forward-looking statements. We use words such as "may," "believe," "estimate," "expect," "intend," "project," "anticipate," and similar expressions to identify forward-looking statements.

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

  •
  the Partnership's ability to successfully integrate its recent and future acquisitions;

  •
  the Partnership's ability to identify and complete organic growth projects or acquisitions complementary to its business;

  •
  the Partnership's substantial debt and other financial obligations could adversely affect its financial condition;

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

Overview

        We were founded in 1988 as a partnership and later incorporated in Delaware. We completed our initial public offering of common shares in 1996. We are an energy company primarily focused on marketing natural gas liquids in support of our Appalachian processing agreements and increasing shareholder value by growing MarkWest Energy Partners, L.P. ("MarkWest Energy Partners" or the "Partnership"), our consolidated subsidiary and a publicly traded master limited partnership. The Partnership is engaged in the gathering, processing and transmission of natural gas; the transportation, fractionation and storage of natural gas liquids; and the gathering and transportation of crude oil.

        MarkWest Hydrocarbon's assets consist primarily of partnership interests in the Partnership and certain processing agreements in Appalachia. As of March 31, 2007, the Company owned a 17% interest in the Partnership, consisting of the following:

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

        To better understand our business and the results of operations discussed below, it is important to have an understanding of three factors:

  •
  Management's use of net operating margin (a non-GAAP financial measure, see below for reconciliation);

  •
  The nature of the business from which we derive our revenues and from which the Partnership derives its revenues;

  •
  The nature of our relationship with MarkWest Energy Partners; and

  •
  MarkWest Energy Partners' acquisition activity.

  Net Operating Margin (a non-GAAP financial measure)

        Management evaluates performance on the basis of net operating margin (a "non-GAAP" financial measure), which is defined as income (loss) from operations, excluding facility cost, selling, general and administrative expense, depreciation, amortization, impairments and accretion of asset retirement. These charges have been excluded for the purpose of enhancing the understanding by both management and investors of the underlying baseline operating performance of our contractual arrangements, which management uses to evaluate our financial performance for purposes of planning and forecasting. Net operating margin does not have any standardized definition and therefore is unlikely to be comparable to similar measures presented by other reporting companies. Net operating margin results should not be evaluated in isolation of, or as a substitute for our financial results prepared in accordance with accounting principles generally accepted in the United States ("GAAP"). Our usage of net operating margin and the underlying methodology in excluding certain charges is not necessarily an indication of the results of operations expected in the future, or that we will not, in fact, incur such charges in future periods.

        The following reconciles this non-GAAP financial measure to the most comparable GAAP financial measure for the three months ended March 31, 2007 and 2006 (in thousands):

	Three months ended March 31,
	2007	2006
Revenue	$177,711	$250,644
Purchased product costs	120,430	192,412

Net operating margin	57,281	58,232
Facility expenses	12,062	13,482
Selling, general and administrative expenses	20,715	11,376
Depreciation	8,174	7,378
Amortization of intangible assets	4,168	4,016
Accretion of asset retirement obligations	27	25

Income from operations	$12,135	$21,955

  Financial Statement Restatement

        Subsequent to the issuance of the Company's condensed consolidated financial statements for the quarter ended March 31, 2007, the Company and its Audit Committee, determined that previously issued consolidated financial statements for the years ended December 31, 2006 and 2005, including the quarters therein, and the quarters ended March 31 and June 30, 2007 should be restated to correct an error in accounting for certain revenue arrangements in the East Texas business segment of MarkWest Energy Partners, a wholly-owned subsidiary of the Company. Accordingly, the Audit Committee of the Company concluded that the condensed consolidated financial statements for such periods should not be relied upon. The restatement involves transactions in which the Company has determined it acted as a principal instead of an agent, thereby giving rise to accounting for revenue from such activities on a gross rather than net basis. The Company arrived at this decision after an extensive review of its accounting for revenue arrangements consistent with the guidance in Emerging Issues Task Force ("EITF") Issue No. 99-19, Reporting Revenue Gross as a Principal versus Net as an Agent.

  Our Business

  MarkWest Hydrocarbon Standalone

        Our marketing group markets NGL production in Appalachia. In the first quarter of 2007, we sold approximately 62.5 million gallons of NGLs extracted at the Partnership's Siloam facility. This includes approximately 11.4 million gallons sold on behalf of the Partnership at no mark-up in the standalone segment. We ship NGL products from Siloam by truck, rail and barge. Our marketing customers include propane retailers, refineries, petrochemical plants and NGL product resellers. Most marketing sales contracts have terms of one year or less, are made on best-efforts basis and are priced in reference to Mt. Belvieu index prices or plant posting prices. In addition to our NGL product sales, our marketing operations also purchase natural gas for delivery to the account of producers, pursuant to our keep-whole processing contracts.

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

  •
  Percent-of-index arrangements.    The Partnership generally purchases natural gas at either (1) a percentage discount to a specified index price, (2) a specified index price less a fixed amount, or (3) a percentage discount to a specified index price less an additional fixed amount. It then gathers and delivers the natural gas to pipelines, where it resells the natural gas at the index price, or at a different percentage discount to the index price. The net operating margins the Partnership realizes under these arrangements decrease in periods of low natural gas prices, because these net operating margins are based on a percentage of the index price. Conversely, the Partnership's net operating margins increase during periods of high natural gas prices.

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

        As of March 31, 2007, the Partnership's primary exposure to keep-whole contracts was limited to its Arapaho (Oklahoma) processing plant and its East Texas processing contracts. At the Arapaho plant inlet, the Btu content of the natural gas meets the downstream pipeline specification; however, the Partnership has the option of extracting NGLs when the processing margin environment is favorable. In addition, approximately 25% (as measured in volumes) of the related gas gathering contracts include additional fees to cover plant operating costs, fuel costs and shrinkage costs in a low-processing margin environment.

        Approximately 14% of the gas processed in East Texas for producers was processed under keep-whole terms. The Partnership's keep-whole exposure in this area was offset to a great extent because the East Texas agreements provide for the retention of natural gas as a part of the gathering and compression arrangements with all producers on the system. This excess gas helps offset the amount of replacement natural gas purchases required to keep its producers whole on an MMBtu basis, thereby creating a partial natural hedge. The net result is a significant reduction in volatility for these changes in natural gas prices. The remaining volatility for these contracts results from changes in NGL prices. The Partnership has an active commodity risk management program in place to reduce the impacts of changing NGL prices.

        For the three months ended March 31, 2007, we calculated the following approximate percentages of the Partnership's revenue and net operating margin from the following types of contracts:

	Fee-Based	Percent-of- Proceeds(1)	Percent-of- Index(2)	Keep-Whole(3)	Total
Revenue	16%	35%	32%	17%	100%
Net operating margin	39%	38%	10%	13%	100%

(1)
Includes other types of arrangements tied to NGL prices.

(2)
Includes settlement margin, condensate sales and other types of arrangements tied to natural gas prices.

(3)
Includes settlement margin, condensate sales and other types of arrangements tied to both NGL and natural gas prices.

        The Partnership's short natural gas positions under keep-whole contracts are largely offset by its long positions in other operating areas. As a result, the net exposure to natural gas is not significant. While the percentages in the table above accurately reflect the percentages by contract type, the Partnership manages is business by taking into account the offset described above, required levels of operational flexibility and the fact that our hedge plan is implemented on this basis. When considered on this basis, the calculated percentages for the net operating margin in the table above for percent-of-proceeds, percent-of-index and keep-whole contracts change to 60%, 0% and 0%, respectively.

  Our Relationship with MarkWest Energy Partners

        We spun off the majority of our then-existing natural gas gathering and processing and NGL transportation, fractionation and storage assets into MarkWest Energy Partners in May 2002, just before the Partnership completed its initial public offering. At the time of its formation and initial public offering, we entered into four contracts with MarkWest Energy Partners whereby MarkWest Energy Partners provides midstream services in Appalachia to us for a fee. Additionally, MarkWest Energy Partners receives 100% of all fee and percent-of-proceeds consideration for the first 10 MMcf/d that it gathers and processes in Michigan. MarkWest Hydrocarbon retains a 70% net profit interest in the gathering and processing income earned on quarterly pipeline throughput in excess of 10 MMcf/d. In accordance with GAAP, MarkWest Energy Partners' financial results are included in our consolidated financial statements. All intercompany accounts and transactions are eliminated during consolidation.

        As a result of the contracts mentioned above, the Company is one of the Partnership's largest customers. For the three months ended March 31, 2007, we accounted for 14% of the Partnership's revenues and 13% of its net operating margin, compared to 11% of revenues and 14% of net operating margin for the three months ending March 31, 2006.

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

Operating Data

	Three months ended March 31,
			% Change
	2007	2006
MarkWest Hydrocarbon Standalone:
Marketing
Hydrocarbon frac spread sales (gallons)	51,075,000	39,485,000	29.4%
Maytown sales (gallons)	11,409,000	10,482,000	8.8%

Total NGL product sales (gallons)(1)	62,484,000	49,967,000	25.1%
Wholesale
NGL product sales (gallons)(2)	NA	27,196,000	NA
MarkWest Energy Partners:
East Texas:
Gathering systems throughput (Mcf/d)	401,400	346,000	16.0%
NGL product sales (gallons)	41,788,000	35,436,000	17.9%
Oklahoma:
Foss Lake gathering systems throughput (Mcf/d)	95,200	87,600	8.7%
Woodford gathering systems throughput (Mcf/d)(3)	51,200	NA	NA
Grimes gathering systems throughput (Mcf/d)(4)	12,700	NA	NA
Arapaho NGL product sales (gallons)	20,524,000	18,417,000	11.4%
Other Southwest:
Appleby gathering systems throughput (Mcf/d)	51,100	33,500	52.5%
Other gathering systems throughput (Mcf/d)	16,400	19,100	(14.1)%
Lateral throughput volumes (Mcf/d)	52,800	49,700	6.2%
Appalachia:
Natural gas processed (Mcf/d)	203,400	205,000	(0.8)%
NGLs fractionated (Gal/d)	467,700	449,000	4.2%
NGL product sales (gallons)	11,409,000	10,482,000	8.8%
Michigan:
Natural gas throughput (Mcf/d)	6,000	6,300	(4.8)%
NGL product sales (gallons)	1,125,000	1,449,000	(22.4)%
Crude oil transported (Bbl/d)	14,200	14,000	1.4%
Gulf Coast:
Refinery off-gas processed (Mcf/d)	119,300	120,000	(0.6)%
Liquids fractionated (Bbl/d)	25,000	24,900	0.4%

(1)
Represents sales at the Siloam fractionator.

(2)
Represents sales from our wholesale business. In December 2006 the Company terminated its wholesale agreement.

(3)
The Partnership began constructing the Woodford gathering system in December 2006.

(4)
The Partnership acquired the Grimes gathering system in December 2006.

Segment Reporting

Three months ended March 31, 2007, compared to the three months ended March 31, 2006

	MarkWest Hydrocarbon Standalone	MarkWest Energy Partners	Consolidating Entries	Total
Three months ended March 31, 2007:
Revenue:
Revenue	$72,926	$137,769	$(19,075)	$191,620
Derivative loss	(6,980)	(6,929)	—	(13,909)

Total revenue	65,946	130,840	(19,075)	177,711
Purchased product costs	52,814	80,228	(12,612)	120,430

Net operating margin	13,132	50,612	(6,463)	57,281

Operating expenses:
Facility expenses	5,569	12,956	(6,463)	12,062
Selling, general and administrative expenses	6,873	13,842	—	20,715
Depreciation	388	7,786	—	8,174
Amortization of intangible assets	—	4,168	—	4,168
Accretion of asset retirement and lease obligations	—	27	—	27

Income from operations	302	11,833	—	12,135
Other income (expense):
Earnings from unconsolidated affiliates	—	1,767	—	1,767
Interest income	476	1,920	—	2,396
Interest expense	(59)	(9,355)	—	(9,414)
Amortization of deferred financing costs (a component of interest expense)	(59)	(661)	—	(720)
Dividend income	122	—	—	122
Miscellaneous expense	(143)	(729)	—	(872)

Income before non-controlling interest in net income of consolidated subsidiary and income taxes	639	4,775	—	5,414
Income tax expense	(494)	(19)	16	(497)
Non-controlling interest in net income of consolidated subsidiary	—	—	(3,960)	(3,960)
Interest in net income of consolidated subsidiary	812	—	(812)	—

Net income	$957	$4,756	$(4,756)	$957

	MarkWest Hydrocarbon Standalone	MarkWest Energy Partners	Consolidating Entries	Total
Three months ended March 31, 2006:
Revenue:
Revenue	$102,092	$167,526	$(17,715)	$251,903
Derivative (loss) gain	(1,499)	240	—	(1,259)

Total revenue	100,593	167,766	(17,715)	250,644
Purchased product costs	92,322	111,745	(11,655)	192,412

Net operating margin	8,271	56,021	(6,060)	58,232

Operating expenses:
Facility expenses	5,473	14,069	(6,060)	13,482
Selling, general and administrative expenses	3,038	8,338	—	11,376
Depreciation	205	7,173	—	7,378
Amortization of intangible assets	—	4,016	—	4,016
Accretion of asset retirement and lease obligations	—	25	—	25

(Loss) income from operations	(445)	22,400	—	21,955
Other income (expense):
Earnings from unconsolidated affiliates	—	945	—	945
Interest income	186	220	—	406
Interest expense	(68)	(10,976)	—	(11,044)
Amortization of deferred financing costs (a component of interest expense)	(17)	(808)	—	(825)
Dividend income	106	—	—	106
Miscellaneous income	150	2,092	—	2,242

Income (loss) before non-controlling interest in net income of consolidated subsidiary and income taxes	(88)	13,873	—	13,785
Income tax expense	(409)	—	—	(409)
Non-controlling interest in net income of consolidated subsidiary	—	—	(10,544)	(10,544)
Interest in net income of consolidated subsidiary	3,329	—	(3,329)	—

Net income	$2,832	$13,873	$(13,873)	$2,832

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

        Selling, General and Administrative Expenses.    Selling, general and administrative expenses increased by $3.8 million, or 126%, during the three months ended March 31, 2007, compared to the corresponding period in 2006. This increase was primarily due to a $2.4 million non-cash increase to the participation plan compensation expense as a result of the Partnership's increased market value. Personnel costs increased $0.5 million due to the cost of additional personnel necessary to support our growth. Additionally, we experienced an increase in professional service costs of $0.5 million.

MarkWest Energy Partners

        Revenue.    Revenue decreased $29.8 million, or 18%, for the three months ended March 31, 2007, compared to the corresponding period of 2006, mostly due to the conversion of contracts. Oklahoma made up $15.3 million of the decrease primarily related to the conversion of several purchase contracts to gathering contracts. Additionally, Other Southwest experienced a decline in revenue of $10.1 primarily attributed to a change in the contract mix at it Appleby facility, from purchasing contracts to gathering contracts, which occurred in the third quarter of 2006.

        Derivative (Loss) Gain).    Loss from derivative instruments increased $6.7 million, during the three months ended March 31, 2007, compared to the corresponding period in 2006. The mark-to-market adjustments of the Partnership's derivative instruments resulted in a $2.3 million increase in realized gains, and a $9.0 million increase in unrealized losses, when comparing 2007 to 2006 results.

        Purchased product costs.    Purchased product costs decreased $31.5 million, or 28%, for the three months ended March 31, 2007, compared to the corresponding period of 2006. The decrease in purchased product costs is directly related to the change in contract types that drove a decrease in revenue for the quarter.

        Facility Expenses.    Facility expenses decreased $1.1 million, or 8%, during the three months ended March 31, 2007, compared to the corresponding period in 2006. This decrease is primarily attributable to a utility refund of $3.6 million attributable to a recently concluded rate case in the Gulf Coast Business Unit; and the decrease is offset by an increase in the East Texas Business Unit of $0.6 million due to higher volumes and an increase of $1.5 million related to the addition of the Woodford and Grimes gathering systems in the Partnership's Oklahoma segment.

        Selling, General and Administrative Expenses.    Selling, general and administrative expenses increased $5.5 million, or 66%, during the three months ended March 31, 2007, relative to the comparable period in 2006. $4.2 million of the increase can be attributed to higher non-cash equity-

based compensation expense. Of this amount, $3.7 million is attributable to the Participation Plan, with the balance to restricted units. Participation Plan compensation expense is determined based on the formula-based increase in the value of the General Partner. The formula is based on the market price of the Partnership's common units, the current quarterly per-unit distribution rate and the dollar amount of the quarterly distribution to the General Partner. In addition to the increase in equity-based compensation expense, labor and professional services costs increased.

        Earnings from Unconsolidated Affiliates.    Earnings from unconsolidated affiliates is primarily related to the Partnership's investment in Starfish, a joint venture with Enbridge Offshore Pipelines LLC. The Partnership accounts for its 50% interest using the equity method, and the financial results for Starfish are included as earnings from unconsolidated affiliates. During the three months ended March 31, 2007, our earnings from unconsolidated affiliates increased $0.8 million, or 87%, relative to the comparable period in 2006. The increase was primarily due to systems operating at full capacity in 2007 compared to limited capacities in 2006 from hurricane damage and fewer hurricane related expenses.

        Interest Income.    Interest income increased $1.7 million, during the three months ended March 31, 2007, relative to the comparable period in 2006 due to proceeds received from the settlement of a rate case in the Partnership's Gulf Coast Business Unit.

        Interest Expense.    Interest expense decreased $1.6 million, or 15%, during the three months ended March 31, 2007, relative to the comparable period in 2006, primarily due to a reduction of interest expense for the capitalization of interest related to construction in progress of $1.1 million and lower weighted average interest rates on the Partnership's long-term debt.

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

        On March 15, 2007, the Company entered into the second amendment to the second amended and restated credit agreement. This amendment clarifies language relating to the swap contracts between the Company and the Lenders or Lender's affiliates in several sections of the Company Credit Agreement. It provides that the Non-Borrowing Base Credit Extension, as defined in the agreement, shall be used solely for the purpose of enabling the Company to meet margin requirements under Swap Contracts, as defined in the agreement, with counterparties which are not lenders or affiliates of the lenders.

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

  Credit Facility

        The Partnership's wholly owned subsidiary MarkWest Energy Operating Company, L.L.C. has a $250 million dollar revolving credit facility (the "Credit Facility"). The Credit Facility is guaranteed by the Partnership and all of the Partnership's subsidiaries and is collateralized by substantially all of the Partnership's assets and those of its subsidiaries. The borrowings under the Credit Facility bear interest at a variable interest rate, plus basis points. The basis points vary based on the ratio of the Partnership's consolidated debt to consolidated EBITDA, as defined in the Fifth Amendment to the Credit Facility. For the three months ended March 31, 2007 the weighted average interest rate on the Credit Facility was 7.59%.

        Under the provisions of the Credit Facility, the Partnership is subject to a number of restrictions and covenants as defined in the Fifth Amendment to the Credit Facility. These covenants are used to calculate the available borrowing capacity on a quarterly basis, for the three months ended March 31, 2007, available borrowings under the Credit Facility were $168.4 million. Following the closing of the Partnership's private placement on April 9, 2007 (see Note 13 to the condensed consolidated financial statements), the Partnership's available borrowings on its Credit Facility were $248.4 million.

  Senior Notes

        At March 31, 2007, the Partnership and its wholly owned subsidiary, MarkWest Energy Finance Corporation, had two series of senior notes outstanding; $225.0 million at a fixed rate of 6.875% due in November 2014 (the "2014 Notes") and $271.9 million, net of unamortized discount of $3.1 million, at a fixed rate of 8.5% due in July 2016 (the "2016 Notes"), together (the "Senior Notes"). The estimated fair value of the Senior Notes was approximately $505.5 million and $499.8 million at March 31, 2007 and December 31, 2006, respectively, based on quoted market prices.

        The Partnership has no independent assets or operations. Each of the Partnership's existing subsidiaries, other than MarkWest Energy Finance Corporation, has guaranteed the Senior Notes jointly and severally and fully and unconditionally. The notes are senior unsecured obligations equal in right of payment with all of the Partnership's existing and future senior debt. These notes are senior in right of payment to all of the Partnership's future subordinated debt but effectively junior in right of payment to its secured debt to the extent of the assets securing the debt, including the Partnership's obligations in respect of its Credit Facility.

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

        Net cash provided by operating activities increased $1.0 million during the three months ended March 31, 2007, compared to the corresponding period in 2006. The change resulted from an increase in cash flows provided by income before non-cash income and expenses of $14.7 million, offset by a decrease in operating cash flows provided by working capital of $13.7 million. The change in income before non-cash income and expense was primarily a result of a $5.5 million refund from the Partnership's recently concluded rate case, a $4.3 million increase in realized gains from derivative instruments and a $2.7 million distribution received from an equity investment. The change in working capital was primarily a result of variances in the timing of accounts receivable collections and payments on accounts payable.

        Net cash used in investing activities decreased by $41.1 million during the quarter ended March 31, 2007, compared to the same period in 2006. The increase was due to capital expenditures primarily from the development of the Partnership's Woodford gathering system, where it invested approximately $40.9 million of expansion capital.

        Net cash used in financing activities increased $56.4 million during the during quarter ended March 31, 2007, compared to the same period in 2006 primarily to net increase of $69.0 of borrowings under the Partnerships Credit Facility. Distributions to the Partnership's unitholders increased to $13.7 million in the first quarter of 2007 from $8.5 million in the first quarter of 2006. Dividends to shareholders increased to $3.6 million during the quarter ended March 31, 2007 compared to $1.4 million in the comparable period in 2006.

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

        The Partnership's affiliate, MarkWest Energy Appalachia, L.L.C. ("MEA") operates the Appalachia Liquids Pipeline System ("ALPS") to transport NGLs from its Maytown gas processing plant to its Siloam fractionator. A segment of the ALPS pipeline, which runs from the Maytown plant to the Ranger Junction, West Virginia, is owned by Equitable Production Company, and is leased and operated by MEA. As part of its ongoing operation of the ALPS pipeline, MEA implemented an in-line inspection program on this segment of the ALPS pipeline. Data from its in-line inspection indicated areas of external corrosion and other defects in a four mile section of pipeline, and as a result MEA idled the Maytown to Ranger segment. The in-line inspection data coupled with other information MEA has gathered is being reviewed and MEA is working with Equitable to determine what the most appropriate corrective action may be. In the interim, MEA is trucking the NGLs produced from our Maytown plant to the Siloam fractionation facility while MEA is maintaining this segment of the ALPS pipeline in idle status. As a result, operations have not been interrupted. The additional transportation costs associated with the trucking are not expected to have material adverse effect on our results of operations or financial positions.

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

        The Company adopted the FASB issued Interpretation Number 48, Accounting for Uncertainty in Income Taxes ("FIN 48"), effective January 1, 2007. The interpretation clarifies the accounting for uncertainty in income taxes recognized in a company's financial statements in accordance with Statement of Financial Accounting Standards Number 109, Accounting for Income Taxes. Specifically,

the pronouncement prescribes a "more likely than not" recognition threshold and a measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. The interpretation also provides guidance on the related derecognition, classification, interest and penalties, accounting for interim periods, disclosure and transition of uncertain tax positions. For the impact of FIN 48 on the Company's financial statements, see Note 8 to the condensed consolidated financial statements.

        Except for the adoption of FIN 48, there have been no significant changes in critical accounting policies or management estimates since the year ended December 31, 2006. A comprehensive discussion of our critical accounting policies and management estimates is included in Management's Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K/A for the year ended December 31, 2006.

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

MarkWest Hydrocarbon Standalone

        MarkWest Hydrocarbon may enter into physical and/or financial positions to manage its risks related to commodity price exposure for its Standalone segment. Due to timing of purchases and sales, direct exposure to price volatility may result because there is no longer an offsetting purchase or sale that remains exposed to market pricing. Through marketing and derivative activities, direct price exposure may occur naturally or we may choose direct exposure when it's favorable as compared to the frac spread risk.

        The following tables summarizes the current derivative positions specific to the MarkWest Hydrocarbon Standalone segment at March 31, 2007:

Fixed Physical Forward	Contract Period	Price(2)	Fair Value
			(in thousands)
Natural Gas—6,308 MMBtu/d (sale)	Apr 2007	$7.48	$(91)
Natural Gas—28,091 MMBtu/d (sale)	May 2007	6.72	(1,203)
Natural Gas—4,665 MMBtu/d (sale)	Jun 2007	7.48	(100)
Fixed Swaps(1)	Contract Period	Price(2)	Fair Value
			(in thousands)
Crude—277 Bbl/d (sale)	Apr 2007	$64.37	$(17)
Crude—642 Bbl/d (sale)	Apr-Jun 2007	67.00	(30)
Crude—313 Bbl/d (sale)	Apr-Jun 2007	80.21	358
Crude—36 Bbl/d (sale)	May 2007	64.62	(3)
Crude—241 Bbl/d (sale)	Jun 2007	65.32	(22)
Crude—1,323 Bbl/d (sale)	Jul 2007	65.68	(130)
Crude—1,396 Bbl/d (sale)	Aug 2007	65.99	(136)
Crude—1,547 Bbl/d (sale)	Sep 2007	66.26	(144)
Crude—2,504 Bbl/d (sale)	Oct 2007	66.48	(238)
Crude—2,766 Bbl/d (sale)	Nov 2007	66.70	(248)
Crude—3,916 Bbl/d (sale)	Dec 2007	66.91	(347)
Crude—4,361 Bbl/d (sale)	Jan 2008	67.04	(377)
Crude—3,913 Bbl/d (sale)	Feb 2008	67.14	(310)
Crude—2,320 Bbl/d (sale)	Mar 2008	67.23	(193)
Natural Gas—7,088 MMBtu/d (purchase)	Apr 2007	8.16	(59)
Natural Gas—86,850 MMBtu/d (purchase)	May 2007	8.08	(108)
Natural Gas—13,167 MMBtu/d (purchase)	Jun 2007	8.16	(13)
Natural Gas—12,581 MMBtu/d (purchase)	Jul 2007	8.29	(21)
Natural Gas—12,258 MMBtu/d (purchase)	Aug 2007	8.35	(7)
Natural Gas—4,833 MMBtu/d (purchase)	Sep 2007	8.38	(2)

(1)
Forward sales to hedge our production.

(2)
A weighted average price is used for grouped positions.

        We have also entered into a contract with one of the largest producers in the Appalachia region which creates a floor on the frac spread that can be realized on a specified volume purchased. Under SFAS 133, Accounting for Derivative Instruments and Hedging Activities, ("SFAS 133") the value of this contract is marked based on an index price through purchased product costs. As of March 31, 2007, the value of this contract was marked as a current liability of $1.8 million.

        The following tables summarizes the non-current derivative positions specific to the MarkWest Hydrocarbon Standalone segment at March 31, 2007:

Fixed Swaps(1)	Contract Period	Price(2)	Fair Value
			(in thousands)
Crude—921 Bbl/d (sale)	Apr 2008	$64.22	$(155)
Crude—1,087 Bbl/d (sale)	May 2008	63.95	(196)
Crude—1,096 Bbl/d (sale)	Jun 2008	63.93	(191)
Crude—1,025 Bbl/d (sale)	Jul 2008	64.08	(178)
Crude—1,124 Bbl/d (sale)	Aug 2008	64.22	(188)
Crude—1,268 Bbl/d (sale)	Sep 2008	64.53	(192)
Crude—2,517 Bbl/d (sale)	Oct 2008	65.37	(329)
Crude—3,479 Bbl/d (sale)	Nov 2008	65.52	(417)
Crude—3,856 Bbl/d (sale)	Dec 2008	65.51	(462)
Crude—4,721 Bbl/d (sale)	Jan 2009	65.52	(548)
Crude—4,212 Bbl/d (sale)	Feb 2009	65.45	(438)
Crude—3,069 Bbl/d (sale)	Mar 2009	65.33	(351)
Crude—921 Bbl/d (sale)	Apr 2009	63.92	(133)
Crude—1,087 Bbl/d (sale)	May 2009	63.62	(166)
Crude—1,096 Bbl/d (sale)	Jun 2009	63.68	(156)
Crude—1,026 Bbl/d (sale)	Jul 2009	63.71	(144)
Crude—1,195 Bbl/d (sale)	Aug 2009	64.01	(152)
Crude—1,306 Bbl/d (sale)	Sep 2009	64.18	(150)
Crude—2,378 Bbl/d (sale)	Oct 2009	64.69	(237)
Crude—3,556 Bbl/d (sale)	Nov 2009	64.79	(322)
Crude—3,792 Bbl/d (sale)	Dec 2009	64.70	(349)
Crude—4,729 Bbl/d (sale)	Jan 2010	64.59	(431)
Crude—4,218 Bbl/d (sale)	Feb 2010	64.55	(341)
Crude—3,073 Bbl/d (sale)	Mar 2010	64.55	(262)
Natural Gas—4,070 MMBtu/d (purchase)	Apr 2008	8.05	35
Natural Gas—15,873 MMBtu/d (purchase)	Apr-Jun 2008	8.01	365
Natural Gas—5,361 MMBtu/d (purchase)	May 2008	7.93	45
Natural Gas—5,482 MMBtu/d (purchase)	Jun 2008	7.98	46
Natural Gas—15,755 MMBtu/d (purchase)	Jul 2008	8.05	123
Natural Gas—15,701 MMBtu/d (purchase)	Jul-Sep 2008	8.10	389
Natural Gas—15,755 MMBtu/d (purchase)	Aug 2008	8.11	127
Natural Gas—16,280 MMBtu/d (purchase)	Sep 2008	8.16	130
Natural Gas—4,070 MMBtu/d (purchase)	Apr 2009	7.64	38
Natural Gas—15,883 MMBtu/d (purchase)	Apr-Jun 2009	7.61	399
Natural Gas—5,361 MMBtu/d (purchase)	May 2009	7.51	52
Natural Gas—5,482 MMBtu/d (purchase)	Jun 2009	7.56	53
Natural Gas—15,755 MMBtu/d (purchase)	Jul 2009	7.60	155
Natural Gas—15,710 MMBtu/d (purchase)	Jul-Sep 2009	7.73	369
Natural Gas—15,755 MMBtu/d (purchase)	Aug 2009	7.69	141
Natural Gas—16,280 MMBtu/d (purchase)	Sep 2009	7.78	125

(1)
Forward sales to hedge our production.

(2)
A weighted average price is used for grouped positions.

        The impact of MarkWest Hydrocarbon Standalone's commodity derivative instruments on results of operations and financial position is summarized below (in thousands):

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

        The following tables summarize the Partnership's current derivative positions at March 31, 2007:

Fixed Swaps(1)	Contract Period	Fixed Price(2)	Fair Value
			(in thousands)
Crude—1,325 Bbl/d	Apr-Dec 2007	$63.95	$(1,736)
Crude—140 Bbl/d	Apr-Dec 2007	74.10	199
Basis Swaps	Contract Period	Fair Value
		(in thousands)
Natural Gas—14,000 MMBtu/d	Apr-Oct 2007	$(59)
Options (puts)(3)	Contract Period	Floor	Fair Value
			(in thousands)
Ethane—50,000 Gal/d	Apr-Dec 2007	$0.65	$(352)
Collars(4)	Contract Period	Floor(2)	Cap(2)	Fair Value
				(in thousands)
Crude—1,105 Bbl/d	Apr-Dec 2007	$69.08	$82.43	$1,015
Crude—1,476 Bbl/d	Jan-Mar 2008	69.76	79.01	413
Crude—1,475 Bbl/d	Jan-Mar 2008	64.80	70.71	(261)
Propane—30,000 Gal/d	Apr-Jun 2007	0.96	1.16	(41)
Propane—30,000 Gal/d	Jul-Sep 2007	0.97	1.16	(85)
Propane—30,000 Gal/d	Oct-Dec 2007	0.98	1.18	—

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

        The following tables summarize the Partnership's non-current derivative positions at March 31, 2007:

Fixed Swaps(1)	Contract Period	Fixed Price(2)	Fair Value
			(in thousands)
Crude—85 Bbl/d	Jan 2010	$66.35	$(4)
Crude—2,866 Bbl/d	Jan-Mar 2010	64.54	(744)
Crude—79 Bbl/d	Feb 2010	66.35	(3)
Crude—75 Bbl/d	Mar 2010	66.35	(3)
Crude—1,199 Bbl/d	Apr 2010	66.27	(42)
Crude—1,202 Bbl/d	May 2010	66.27	(40)
Crude—1,153 Bbl/d	Jun 2010	66.28	(32)
Collars(3)	Contract Period	Floor(2)	Cap(2)	Fair Value
				(in thousands)
Crude—1,473 Bbl/d	Apr-Jun 2008	$69.48	$78.66	$375
Crude—1,475 Bbl/d	Apr-Dec 2008	64.80	70.71	(790)
Crude—1,437 Bbl/d	Jul-Sep 2008	68.90	78.32	329
Crude—1,473 Bbl/d	Oct-Dec 2008	68.41	77.85	304
Crude—2,475 Bbl/d	Jan-Dec 2009	63.78	69.72	(2,096)
Crude—450 Bbl/d	Jan-Dec 2009	63.00	70.00	(586)

(1)
Forward sales to hedge production.

(2)
A weighted average price is used for grouped positions.

(3)
Forward producer collars to hedge production.

        The impact of the Partnership's commodity derivative instruments on results of operations and financial position are summarized below (in thousands):

	March 31, 2007	December 31, 2006
Fair value of derivative instruments:
Current asset	$1,627	$4,211
Non-current asset	1,739	2,759
Current liability	2,832	91
Non-current liability	4,340	1,362

        The Partnership entered into the following derivative positions subsequent to March 31, 2007:

Fixed Swaps	Contract Period	Fixed Price(1)
Crude—875 Bbl/d(2)	Jun-Sep 2007	$66.55
Crude—483 Bbl/d(2)	Jun-Dec 2007	69.25
Crude—150 Bbl/d(3)	Jan-Dec 2008	69.76
Natural Gasoline—9,724 Gal/d(3)	Jun-Sep 2007	1.60
Natural Gasoline—3,780 Gal/d(3)	Jun-Dec 2007	1.61
Propane—27,322 Gal/d(3)	Jun-Sep 2007	1.13
Propane—15,461 Gal/d(3)	Jun-Dec 2007	1.14
Normal Butane—6,554 Gal/d(3)	Jun-Sep 2007	1.28
Normal Butane—4,459 Gal/d(3)	Jun-Dec 2007	1.31
Isobutane—5,282 Gal/d(3)	Jun-Sep 2007	1.39
Isobutane—3,997 Gal/d(3)	Jun-Dec 2007	1.37
Collars(4)	Contract Period	Floor(1)	Cap(1)
Crude—595 Bbl/d	Apr 2010	$66.00	$72.00
Crude—597 Bbl/d	May 2010	66.00	72.00
Crude—573 Bbl/d	Jun 2010	66.00	72.00

(1)
A weighted average price is used for grouped positions.

(2)
Forward purchases to modify existing hedge positions.

(3)
Forward sales to hedge production.

(4)
Forward producer collars to hedge production.

Item 4.    Controls and Procedures

Disclosure Controls and Procedures (Revised)

        As of March 31, 2007, an evaluation was performed under the supervision and with the participation of the Company's management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company's "disclosure controls and procedures" (as defined in the Securities Exchange Act of 1934 (the "Exchange Act")). Based on that evaluation, the Company's management, including the Chief Executive Officer and Chief Financial Officer, concluded the Company's disclosure controls and procedures were not effective to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is (a) recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms and (b) accumulated and communicated to the Company's management, including the Chief Executive Officer and the Chief Financial Officer, to allow timely decisions regarding required disclosure as evidenced by the material weakness described below.

        As reported in Item 9A of the Company's 2006 Form 10-K/A filed on November 5, 2007, management reported the existence of a continuing material weakness related to proper contract accounting. This material weakness continues to exist as of March 31, 2007. Specifically, there was an issue related to our prior year material weakness that had not been fully remediated at year-end. As of December 31, 2006, management did not have a process in place for monitoring previously existing contracts for certain technical accounting issues such as accounting for derivatives and revenue recognition and had not completed a comprehensive review of all significant contracts entered into prior to 2006 for the purpose of ensuring that determinations about derivatives and revenue recognition issues were made appropriately and remained appropriate.

Changes in Internal Controls Over Financial Reporting

Material Weakness Remediation—Contract Accounting

        Management has adopted remedial measures to address certain aspects of the material weakness in our internal controls that existed on December 31, 2006. The remediation procedures included detailed management review of substantially all contracts in effect at December 31, 2006, for the presence of derivatives or embedded derivatives. In addition, we enhanced the procedures around contract reviews and monitoring of new accounting guidance, including the development of a newly designed contract review and approval process. As a part of this process, we are continuing our evaluation of previously existing as well as newly signed contracts for a broader range of accounting issues beyond the previously disclosed derivative review to include revenue recognition issues such as whether to record revenue gross as a principal or net as an agent. Management is also completing a reevaluation of all critical accounting memos that have a direct impact on contract accounting. In addition, management will enhance existing contract accounting review checklists to ensure proper accounting analysis of significant revenue recognition and technical accounting areas.

        Except as described above, there were no other changes in the Company's internal controls over financial reporting during the quarter ended March 31, 2007, that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

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

        In June 2006, the Office of Pipeline Safety (OPS) issued a Notice of Probable Violation and Proposed Civil Penalty (NOPV) (CPF No. 2-2006-5001) to both MarkWest Hydrocarbon and Equitable Production Company. The NOPV is associated with the pipeline leak and an ensuing explosion and fire that occurred on November 8, 2004 in Ivel Kentucky on the ALPS Pipeline, a natural gas liquids (NGL) pipeline owned by Equitable Production Company and leased and operated by the Partnership's subsidiary, MarkWest Energy Appalachia, LLC. The NOPV sets forth six counts of violations of applicable regulations, and a proposed civil penalty in the aggregate amount of $1,070,000. An administrative hearing on the matter, previously set for the last week of March, 2007, was postponed to allow the administrative record to be produced and to allow OPS an opportunity to responds to a motion to dismiss one of the counts of violations, which count involves $825,000 of the $1,070,000 proposed penalty. This count arises out of alleged activity in 1982 and 1987, which dates predate MarkWest's leasing and operation of the pipeline. MarkWest believes it has viable defenses to the remaining counts and will vigorously defend all applicable assertions of violations at the hearing.

        Related to the above referenced pipeline explosion and fire incident, the Company and the Partnership have filed an action captioned MarkWest Hydrocarbon, Inc., et al. v. Liberty Mutual Ins. Co., et al. (District Court, Arapahoe County, Colorado, Case No. 05CV3953 filed August 12, 2005), as removed to the U.S. District Court for the District of Colorado, (Civil Action No. 1:05-CV-1948, on October 7, 2005) against their All-Risks Property and Business Interruption insurance carriers as a result of the insurance companies' refusal to honor their insurance coverage obligation to pay the Partnership for certain expenses related to the pipeline incident. These expenses include the MarkWest's internal expenses and costs incurred for damage to, and loss of use of the pipeline, equipment and products; the extra transportation costs incurred for transporting the liquids while the pipeline was out of service; the reduced volumes of liquids that could be processed; and the costs of complying with the OPS Corrective Action Order (hydrostatic testing, repair/replacement and other pipeline integrity assurance measures). Following initial discovery, MarkWest was granted leave of the Court to amend its complaint to add a bad faith claim, and a claim for punitive damages. Neither the Company nor the Partnership have provided for a receivable for any of the claims in this action because of the uncertainty as to whether and how much they will ultimately recover under the policies. The expenses and costs have been expensed as incurred and any potential recovery from the All-Risks Property and Business Interruption insurance carriers will be treated as "other income" if and when it is received. The Defendant insurance companies and MarkWest have each filed separate summary judgment motions in the action and these motions are pending with the Court. Discovery in the action is also continuing. In addition to the above, MarkWest has also asserted that a portion of the cost of pipeline testing, replacement and repair is subject to an equitable sharing arrangement with the pipeline owner, pursuant to the terms of the pipeline lease agreement.

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

        The Partnership had previously disclosed receiving notice from one of its customers of a potential gas measurement and accounting discrepancy. The Partnership and its customer have been in ongoing discussions to evaluate and resolve all issues, and in April 2007, the parties reached final settlement of all outstanding or potential issues to both parties' satisfaction for an amount of immaterial impact to the Partnership.

        In February 2007 the Company learned that a default judgment had been entered against it in May 2006, in an action entitled Runyan v. Eclipse Realty LLC et al, (Arapahoe County District Court, Colorado, Case No. 06CV1054, filed February 2006). The Company was not aware of having ever received a summons and complaint and was not given any notification of a motion for default judgment. The action involved a personal injury claim by an individual who allegedly slipped and fell due to snowy conditions while approaching the office building in which the Company was one of several tenants. On April 4, 2007, the Court granted the Company's motion to set aside the default judgment and also granted the Company's motion to dismiss MarkWest from the action entirely.

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

(1)
Incorporated by reference to MarkWest Hydrocarbon's Current Report on Form 8-K, filed with the Commission on February 23, 2007.

(2)
Incorporated by reference to MarkWest Hydrocarbon's Current Report on Form 8-K, filed with the Commission on March 20, 2007.

SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MarkWest Hydrocarbon, Inc. (Registrant)
Date: November 2, 2007	/s/ FRANK M. SEMPLE Frank M. Semple President and Chief Executive Officer (Principal Executive Officer)
Date: November 2, 2007	/s/ NANCY K. BUESE Nancy K. Buese Senior Vice President and Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)