Form 10-Q/A
period 2007-06-30
MARKWEST HYDROCARBON INC
filed 2007-11-05
CIK 1019756

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

Explanatory Note

        We have determined that, in certain cases, we did not comply with accounting principles generally accepted in the United States of America in the preparation of our 2006 and 2007 first and second quarter condensed consolidated financial statements and, accordingly, this Amendment No. 1 on Form 10-Q/A amends the Quarterly Report on Form 10-Q originally filed by MarkWest Hydrocarbon, Inc. (the "Company") on August 9, 2007 for the second quarter ended June 30, 2007 ("the original report") to restate the Company's previously issued Quarterly Report.

        The Company has determined that previously issued consolidated financial statements for the years ended December 31, 2006 and 2005 including quarters therein and the quarters ended March 31 and June 30, 2007 should be restated to correct an error in accounting for certain revenue arrangements in the MarkWest Energy Partners segment which were accounted for net as an agent. The Company has determined in these arrangements it acted as the principal and therefore the revenue should have been reported gross. The Company is filing contemporaneously with this Form 10-Q/A for the quarterly period ended June 30, 2007, Form 10-Q/A for the quarterly period ended March 31, 2007 and its Annual Report on Form 10-K/A for the year ended December 31, 2006, which includes restated financial statements for the years ended December 31, 2006 and 2005, which reflects the effects of the restatement in the respective interim periods.

        As discussed in Note 15, Restatement of Condensed Consolidated Financial Statements, to the condensed consolidated financial statements included in Item 1 of this Form 10-Q/A, we have restated our previously reported results to properly record certain types of revenue transactions on a gross presentation in the Partnership's East Texas segment consistent with the guidance in Emerging Issues Task Force ("EITF") Issue No. 99-19, Reporting Revenue Gross as a Principal versus Net as an Agent. These transactions were previously accounted for net as an agent. This guidance requires MarkWest Hydrocarbon to record revenue gross when it acts as a principal and net when it acts as an agent.

        This Form 10-Q/A amends and restates only Part I, Items 1, 2 and 4 of the original report. The remaining items are not amended. Except for the foregoing amended information, this Form 10-Q/A continues to describe conditions as of the date of the original report, and the Company has not updated the disclosures contained herein to reflect events that occurred subsequently. Accordingly, this Form 10-Q/A should be read in conjunction with Company filings made with the Securities and Exchange Commission subsequent to the filing of the original report, including any amendments of those filings.

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

PART I—FINANCIAL INFORMATION

Item 1.    Financial Statements

MARKWEST HYDROCARBON, INC.

Condensed Consolidated Balance Sheets

(unaudited, in thousands, except share data)

	June 30, 2007	December 31, 2006
ASSETS
Current assets:
Cash and cash equivalents	$39,909	$48,844
Investment securities, at fair value:
Trading	15,806	—
Available-for-sale	9,170	7,713
Receivables, net of allowances of $183 and $156, respectively	126,448	101,116
Inventories	36,345	35,261
Fair value of derivative instruments	3,523	9,938
Other current assets	26,284	15,264

Total current assets	257,485	218,136

Property, plant and equipment	833,947	662,606
Less: accumulated depreciation, depletion, amortization and impairment	(125,635)	(108,271)

Total property, plant and equipment, net	708,312	554,335

Other assets:
Investment in Starfish	61,474	64,240
Intangibles, net of accumulated amortization of $37,416 and $29,080 respectively	335,058	344,066
Deferred financing costs, net of accumulated amortization of $4,459 and $5,462 respectively	14,859	16,079
Deferred contract cost, net of accumulated amortization of $858 and $702, respectively	2,392	2,548
Fair value of derivative instruments	4,496	2,794
Deferred income taxes	4,000	—
Other long-term assets	1,043	1,043

Total other assets	423,322	430,770

Total assets	$1,389,119	$1,203,241

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$100,606	$89,242
Accrued liabilities	86,055	55,208
Fair value of derivative instruments	18,624	7,476
Deferred income taxes	732	180

Total current liabilities	206,017	152,106

Deferred income taxes	604	9,553
Fair value of derivative instruments	22,213	1,460
Long-term debt, net of original issue discount of $2,970 and $3,135, respectively	529,030	526,865
Other long-term liabilities	44,799	30,196
Non-controlling interest in consolidated subsidiary	557,323	441,572
Commitments and contingencies (Note 13)
Stockholders' equity:
Preferred stock, par value $0.01, 5,000,000 shares authorized, no shares outstanding	—	—
Common stock, par value $0.01, 20,000,000 shares authorized, 12,000,938 and 11,975,256 shares issued, respectively	120	120
Additional paid-in capital	34,288	40,266
Accumulated deficit	(7,272)	—
Accumulated other comprehensive income, net of tax	2,008	1,103
Treasury stock, 271 and 0 shares, respectively	(11)	—

Total stockholders' equity	29,133	41,489

Total liabilities and stockholders' equity	$1,389,119	$1,203,241

The accompanying notes are an integral part of these condensed consolidated financial statements.

MARKWEST HYDROCARBON, INC.

Condensed Consolidated Statements of Operations

(unaudited, in thousands, except per share amounts)

	Three months ended June 30,		Six months ended June 30
	2007	2006	2007	2006
	(As restated, see Note 15)	(As restated, see Note 15)	(As restated, see Note 15)	(As restated, see Note 15)
Revenue:
Revenue	$198,788	$199,198	$390,408	$451,101
Derivative loss	(13,913)	(13,057)	(27,822)	(14,316)

Total revenue	184,875	186,141	362,586	436,785

Operating expenses:
Purchased product costs	131,402	129,370	251,832	321,782
Facility expenses	18,415	14,313	30,477	27,795
Selling, general and administrative expenses	18,820	13,061	39,535	24,437
Depreciation	9,325	7,778	17,499	15,156
Amortization of intangible assets	4,168	4,027	8,336	8,043
Accretion of asset retirement obligations	28	26	55	51

Total operating expenses	182,158	168,575	347,734	397,264

Income from operations	2,717	17,566	14,852	39,521
Other income (expense):
Earnings from unconsolidated affiliates	1,656	1,228	3,423	2,173
Interest income	1,124	436	3,520	842
Interest expense	(9,054)	(10,798)	(18,468)	(21,842)
Amortization of deferred financing costs and original issue discount (a component of interest expense)	(731)	(859)	(1,451)	(1,684)
Dividend income	217	109	339	215
Miscellaneous (expense) income	(534)	1,517	(1,406)	3,759

(Loss) income before non-controlling interest in net income of consolidated subsidiary and income taxes	(4,605)	9,199	809	22,984
Non-controlling interest in net income of consolidated subsidiary	(5,562)	(11,273)	(9,522)	(21,817)

(Loss) income before income taxes	(10,167)	(2,074)	(8,713)	1,167
Provision for income tax benefit (expense)	2,895	(58)	2,398	(467)

Net (loss) income	$(7,272)	$(2,132)	$(6,315)	$700

Net (loss) income per share:
Basic	$(0.61)	$(0.18)	$(0.53)	$0.06

Diluted	$(0.61)	$(0.18)	$(0.53)	$0.06

Weighted average number of outstanding shares of common stock:
Basic	11,996	11,936	11,991	11,921

Diluted	11,996	11,936	11,991	12,046

Cash dividend declared per common share	$0.32	$0.16	$0.62	$0.27

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

MARKWEST HYDROCARBON, INC.

Condensed Consolidated Statement of Changes in Stockholders' Equity

(unaudited, in thousands)

	Shares of Common Stock	Shares of Treasury Stock	Common Stock	Additional Paid in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income	Treasury Stock	Total Stockholders' Equity
December 31, 2006	11,975	—	$120	$40,266	$—	$1,103	$—	$41,489
Stock option exercises	9	5	—	(22)	—	—	136	114
Compensation expense related to restricted stock, net of registration costs	—	—	—	355	—	—	—	355
Issuance of restricted stock	17	—	—	—	—	—	—	—
Treasury stock reacquired	—	(5)	—	147	—	—	(147)	—
FAS 123R windfall pool under APIC	—	—	—	91	—	—	—	91
FIN 48 Adjustment	—	—	—	—	(71)	—	—	(71)
Net loss	—	—	—	—	(6,315)	—	—	(6,315)
Dividends paid	—	—	—	(6,549)	(886)	—	—	(7,435)
Other comprehensive income	—	—	—	—	—	905	—	905

June 30, 2007	12,001	—	$120	$34,288	$(7,272)	$2,008	$(11)	$29,133

The accompanying notes are an integral part of these condensed consolidated financial statements.

MARKWEST HYDROCARBON, INC.

Condensed Consolidated Statements of Cash Flows

(unaudited, in thousands)

	Six months ended June 30,
	2007	2006
Cash flows from operating activities:
Net (loss) income	$(6,315)	$700
Adjustments to reconcile net income to net cash provided by operating activities (net of acquisitions):
Depreciation	17,499	15,156
Amortization of intangible assets	8,336	8,043
Amortization of deferred financing costs and original issue discount	1,451	1,684
Accretion of asset retirement obligation	55	51
Amortization of gas contract	156	156
Restricted unit compensation expense	1,179	571
Participation Plan compensation expense	13,773	3,944
Stock option compensation expense	—	35
Restricted stock compensation expense	373	176
Non-controlling interest in net income of consolidated subsidiary	9,522	21,817
Equity in earnings of unconsolidated affiliates	(3,423)	(2,173)
Distributions from equity investments	6,189	—
Unrealized loss on derivative instruments	36,613	14,378
Loss (gain) on sale of property, plant and equipment	154	(421)
Deferred income taxes	(13,020)	896
Unrealized gain on trading securities	(9)	—
Net purchases of trading securities	(15,797)	—
Other	(118)	—
Changes in operating assets and liabilities, net of working capital acquired:
Receivables	(25,332)	53,691
Inventories	(1,566)	(6,824)
Other current assets	(11,020)	(4,924)
Accounts payable and accrued liabilities	13,478	(20,448)
Other long-term liabilities	186	86

Net cash provided by operating activities	32,364	86,594

Cash flows from investing activities:
Additional acquisition costs	(46)	(6,582)
Investment in Starfish	—	(15,872)
Capital expenditures	(140,711)	(25,685)
Proceeds from sale of property, plant and equipment	30	499
Net cash flows used in investing activities	(140,727)	(47,640)
Cash flows from financing activities:
Proceeds from long-term debt	189,500	56,800
Payments of long-term debt	(187,500)	(74,212)
Payments for debt issuance costs deferred financing costs and registration costs	(462)	(459)
Proceeds from MarkWest Energy's private placement, net	134,950	5,000
Collection of related party notes receivable	—	24
Exercise of stock options	114	230
Excess income tax benefits from share-based compensation	91	—
Payment of dividends	(7,435)	(3,447)
Distributions to MarkWest Energy unitholders	(29,830)	(17,586)

Net cash flows provided by (used in) financing activities	99,428	(33,650)

Net increase (decrease) in cash	$(8,935)	$5,304
Cash and cash equivalents at beginning of year	48,844	20,968

Cash and cash equivalents at end of period	$39,909	$26,272

Supplemental disclosures of cash flow information:
Cash paid for interest, net of amount capitalized	$31,577	$19,823
Cash paid for income taxes	3,937	584
Supplemental schedule of non-cash investing and financing activities:
Change in accrual of construction projects in progress	(28,348)	1,072
Property, plant equipment asset retirement obligation	144	64
Accrued financing costs	—	1,580

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

3. Recent Accounting Pronouncements

        In September 2006 the FASB issued SFAS 157, Fair Value Measurements ("SFAS 157"). SFAS 157 clarifies the principle that fair value should be based on the assumptions market participants would use when pricing an asset or liability and establishes a fair value hierarchy that prioritizes the information used to develop those assumptions. SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007 and interim periods within those fiscal years, with early adoption permitted. The Company is currently evaluating the impact of adopting this Statement.

        In February 2007 the FASB issued SFAS 159, The Fair Value Option for Financial Assets and Financial Liabilities ("SFAS 159"), which permits an entity to measure certain financial assets and financial liabilities at fair value. The Statement's objective is to improve financial reporting by allowing entities to mitigate volatility in reported earnings caused by the measurement of related assets and liabilities using different attributes, without having to apply complex hedge accounting provisions. Under SFAS 159, entities that elect the fair value option will report unrealized gains and losses in earnings at each subsequent reporting date. The fair value option may be elected on an instrument-by-instrument basis, with a few exceptions, as long as it is applied to the instrument in its entirety. The fair value option election is irrevocable, unless a new election date occurs. The new Statement establishes presentation and disclosure requirements to help financial statement users understand the effect of the entity's election on its earnings, but does not eliminate disclosure requirements of other accounting standards. Assets and liabilities that are measured at fair value must be displayed on the face of the balance sheet. Statement 159 is effective as of the beginning of an entity's first fiscal year beginning after November 15, 2007. Early adoption is permitted as of the beginning of the previous fiscal year provided that the entity (1) makes that choice in the first 120 days of that fiscal year, (2) has not yet issued financial statements, and (3) elects to apply the provisions of SFAS 157, Fair Value Measurements. The Company is currently evaluating the impact of adopting this Statement.

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

5. Equity Investment

        The Partnership applies the equity method of accounting for its non-operating membership interest in Starfish Pipeline Company, LLC, ("Starfish"). Upon the acquisition of Starfish, there were differences between the purchase price allocated to the investments and the underlying equity of the subsidiaries attributable to the Partnership's interest. The Partnership is amortizing these differences based upon the hypothetical purchase price allocation to the assets and liabilities of the subsidiaries as if the Partnership was consolidating Starfish. The difference between the carrying amount of the Partnership's equity method investment and the underlying equity attributable to the Partnership's interest is being amortized over 17 years. Summarized financial information for 100% of Starfish is as follows (in thousands):

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

  Senior Notes

        At June 30, 2007, the Partnership and its wholly owned subsidiary, MarkWest Energy Finance Corporation, had two series of senior notes outstanding: $225.0 million at a fixed rate of 6.875% due in November 2014 (the "2014 Notes") and $272.0 million, net of unamortized discount of $3.0 million, at a fixed rate of 8.5% due in July 2016 (the "2016 Notes"), together (the "Senior Notes"). The estimated fair value of the Senior Notes was approximately $485.9 million and $499.8 million at June 30, 2007 and December 31, 2006, respectively, based on quoted market prices.

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

8. Derivative Financial Instruments

  Commodity Instruments

        The Company's primary risk management objective is to manage volatility in its cash flows. The Company has a committee comprised of the senior management team that oversees all of the risk management activity and continually monitors the Company's risk management program and expects to continue to adjust its financial positions as conditions warrant. The Company uses mark-to-market accounting for its non-trading commodity derivative instruments, accordingly, the volatility in any given period related to unrealized gains or losses can be significant to the overall financial results of the Company; however, management ultimately expects those gains and losses to be offset when they become realized. The Company does not have any trading derivative financial instruments.

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

        Fair value is based on available market information for the particular derivative instrument, and incorporates the commodity, period, volume and pricing. Where published market values are not readily available, the Company uses a third party service. Due to the use of mark-to market accounting, the fair value of our commodity derivative instruments is equal to the carrying value. The impact of the Company's commodity derivative instruments on consolidated financial position are summarized below (in thousands):

	June 30, 2007	December 31, 2006
Fair value of derivative instruments:
Current asset	$3,523	$9,938
Noncurrent asset	4,496	2,794
Current liability	(18,624)	(7,476)
Noncurrent liability	(22,213)	(1,460)
Risk management deposits:
Current asset	702	1,009
Noncurrent asset	717	717

        At June 30, 2007, and December 31, 2006, the Partnership recorded premium payments relating to certain put option contracts as risk management deposits. The premiums allowed the Partnership to secure specific pricing on those contracts. The payment is recorded as an asset and will be amortized through revenue as the puts expire or are exercised. The current and non-current risk management deposits have been recorded as "Other assets" and "Other long-term assets", respectively, in the accompanying Condensed Consolidated Balance Sheets.

        The Company accounts for the impact of its commodity derivative instruments as either a component of revenue or purchased product costs. Sales are recognized as a component of revenue and purchases as a component of purchased product costs. The Company also has a contract which creates a floor on the frac spread which can be realized on a specific volume purchased. Gains and losses from this contract are recorded as a component of purchased product costs. The Partnership accounts for the impact of its commodity derivative instruments as a component of revenue. The Partnership also has a contract allowing it to fix a component of the price of electricity at one of its plant locations. Unrealized gains (losses) from the contract are recognized as a component of facility expenses. The consolidated impact of the Company's commodity derivative instruments on revenues are summarized below (in thousands):

	Three months ended June 30,		Six months ended June 30.
	2007	2006	2007	2006
Revenue:
Realized gain (loss)	$(574)	$(476)	$4,687	$63
Unrealized loss	(13,339)	(12,581)	(32,509)	(14,379)

Derivative loss	$(13,913)	$(13,057)	$(27,822)	$(14,316)

        The consolidated impact of the Company's commodity derivative instruments on purchased product costs and facility expenses are summarized below (in thousands):

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

        The Company bases the effective corporate tax rate for interim periods on the estimated annual effective corporate tax rate. Income tax benefit totaled $2.9 million and $2.4 million for the three and six months ended June 30, 2007, respectively, resulting in an effective tax rate of 28.3%. Income tax expense totaled less than $0.1 million and $0.5 million for the comparable periods in 2006, resulting in an effective tax rate of 39.9%. The 2007 estimated annual effective income tax rate varies from the statutory rate mostly due to a change in the valuation allowance in the state net operating losses ("NOL") related to the state NOL utilization.

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

        As of June 30, 2007 the Company had not granted any stock options and there were no forfeitures or cancellations of exercisable options. A summary of the status of the Company's stock options is presented below:

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

        The following summarizes the impact of the Company's restricted stock activity:

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

11. Dividends Paid to Shareholders

  Cash Dividends

        On July 20, 2007, the Company's Board of Directors declared a quarterly cash dividend of $0.36 per share, payable on August 21, 2007, to the stockholders of record as of the close of business on August 9, 2007. The ex-dividend date will be August 7, 2007.

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

(1)
Due to the Company's net loss for the three months ended June 30, 2007 and 2006, and six months ended June 30, 2007, 57,843, 114,452 and 57,665 shares, respectively, were excluded from the calculation of diluted shares because the common shares were anti-dilutive.

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

        In June 2006, the Office of Pipeline Safety (OPS) issued a Notice of Probable Violation and Proposed Civil Penalty (NOPV) (CPF No. 2-2006-5001) to both MarkWest Hydrocarbon and Equitable Production Company. The NOPV is associated with the pipeline leak and an ensuing explosion and fire that occurred on November 8, 2004 in Ivel, Kentucky on the ALPS Pipeline, a natural gas liquids (NGL) pipeline owned by Equitable Production Company and leased and operated by the Partnership's subsidiary, MarkWest Energy Appalachia, LLC. The NOPV sets forth six counts of violations of applicable regulations, and a proposed civil penalty in the aggregate amount of $1,070,000. An administrative hearing on the matter, previously set for the last week of March, 2007, was postponed to allow the administrative record to be produced and to allow OPS an opportunity to responds to a motion to dismiss one of the counts of violations, which involves $825,000 of the $1,070,000 proposed penalty. This count arises out of alleged activity in 1982 and 1987, which predates MarkWest's leasing and operation of the pipeline. MarkWest believes it has viable defenses to the remaining counts and will vigorously defend all applicable assertions of violations at the hearing.

        Related to the above referenced 2004 pipeline explosion and fire incident, the Company and the Partnership have filed an action captioned MarkWest Hydrocarbon, Inc., et al. v. Liberty Mutual Ins. Co., et al. (District Court, Arapahoe County, Colorado, Case No. 05CV3953 filed August 12, 2005), as removed to the U.S. District Court for the District of Colorado, (Civil Action No. 1:05-CV-1948, on October 7, 2005) against their All-Risks Property and Business Interruption insurance carriers as a result of the insurance companies' refusal to honor their insurance coverage obligation to pay the Partnership for certain costs related to the pipeline incident. These costs include MarkWest's internal expenses and costs incurred for damage to, and loss of use of the pipeline, equipment and products; the extra transportation costs incurred for transporting the liquids while the pipeline was out of service; reduced volumes of liquids that could be processed; and costs of complying with the OPS Corrective Action Order (hydrostatic testing, repair/replacement and other pipeline integrity assurance measures). Following initial discovery, MarkWest was granted leave of the Court to amend its complaint to add a bad faith claim and a claim for punitive damages. Neither the Company nor the Partnership have provided for a receivable for any of the claims in this action because of the uncertainty as to whether and how much they will ultimately recover under the policies. The costs associated with this claim have been expensed as incurred and any potential recovery from the All-Risks Property and Business Interruption insurance carriers will be treated as "other income" if and when it is received. The Defendant insurance companies and MarkWest have each filed separate summary judgment motions in the action and these motions are pending with the Court. Discovery in the action is also continuing.

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

14. Segment Reporting

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

Three months ended June 30, 2007 (in thousands):

	MarkWest Hydrocarbon Standalone	MarkWest Energy Partners	Consolidating Entries	Total
Revenue:
Revenue	$52,159	$165,921	$(19,292)	$198,788
Derivative loss	(6,550)	(7,363)	—	(13,913)

Total revenue	45,609	158,558	(19,292)	184,875
Purchased product costs	48,706	96,108	(13,412)	131,402
Facility expenses	4,206	20,303	(6,094)	18,415
Selling, general and administrative expenses	6,345	12,475	—	18,820
Depreciation	198	9,127	—	9,325
Amortization of intangible assets	—	4,168	—	4,168
Accretion of asset retirement and lease obligations	—	28	—	28

(Loss) income from operations	(13,846)	16,349	214	2,717
Other income (expense):
Earnings from unconsolidated affiliates	—	1,656	—	1,656
Interest income	645	479	—	1,124
Interest expense	(63)	(8,991)	—	(9,054)
Amortization of deferred financing costs (a component of interest expense)	(70)	(661)	—	(731)
Dividend income	136	81	—	217
Miscellaneous expense	(2)	(532)	—	(534)

(Loss) income before non-controlling interest in net income of consolidated subsidiary and income taxes	(13,200)	8,381	214	(4,605)
Non-controlling interest in net income of consolidated subsidiary	—	—	(5,562)	(5,562)
Interest in net income of consolidated subsidiary	2,800	—	(2,800)	—

(Loss) income before income taxes	(10,400)	8,381	(8,148)	(10,167)
Provision for income tax (expense) benefit	2,914	(106)	87	2,895

Net (loss) income	$(7,486)	$8,275	$(8,061)	$(7,272)

Three months ended June 30, 2006 (in thousands):

	MarkWest Hydrocarbon Standalone	MarkWest Energy Partners	Consolidating Entries	Total
Revenue:
Revenue	$62,189	$154,888	$(17,879)	$199,198
Derivative loss	(6,156)	(6,901)	—	(13,057)

Total revenue	56,033	147,987	(17,879)	186,141
Purchased product costs	52,205	89,091	(11,926)	129,370
Facility expenses	5,106	15,160	(5,953)	14,313
Selling, general and administrative expenses	4,073	8,988	—	13,061
Depreciation	394	7,384	—	7,778
Amortization of intangible assets	—	4,027	—	4,027
Accretion of asset retirement and lease obligations	—	26	—	26

(Loss) income from operations	(5,745)	23,311	—	17,566
Other income (expense):
Earnings from unconsolidated affiliates	—	1,228	—	1,228
Interest income	177	259	—	436
Interest expense	(84)	(10,714)	—	(10,798)
Amortization of deferred financing costs (a component of interest expense)	(33)	(826)	—	(859)
Dividend income	109	—	—	109
Miscellaneous income	2	1,515	—	1,517

(Loss) income before non-controlling interest in net income of consolidated subsidiary and income taxes	(5,574)	14,773	—	9,199
Non-controlling interest in net income of consolidated subsidiary	—	—	(11,273)	(11,273)
Interest in net income of consolidated subsidiary	3,364	—	(3,364)	—

(Loss) income before income taxes	(2,210)	14,773	(14,637)	(2,074)
Provision for income tax benefit (expense)	78	(679)	543	(58)

Net (loss) income	$(2,132)	$14,094	$(14,094)	$(2,132)

Six months ended June 30, 2007 (in thousands):

	MarkWest Hydrocarbon Standalone	MarkWest Energy Partners	Consolidating Entries	Total
Revenue:
Revenue	$125,085	$303,690	$(38,367)	$390,408
Derivative loss	(13,530)	(14,292)	—	(27,822)

Total revenue	111,555	289,398	(38,367)	362,586
Purchased product costs	101,520	176,336	(26,024)	251,832
Facility expenses	9,775	33,259	(12,557)	30,477
Selling, general and administrative expenses	13,218	26,317	—	39,535
Depreciation	586	16,913	—	17,499
Amortization of intangible assets	—	8,336	—	8,336
Accretion of asset retirement and lease obligations	—	55	—	55

(Loss) income from operations	(13,544)	28,182	214	14,852
Other income (expense):
Earnings from unconsolidated affiliates	—	3,423	—	3,423
Interest income	1,121	2,399	—	3,520
Interest expense	(122)	(18,346)	—	(18,468)
Amortization of deferred financing costs (a component of interest expense)	(129)	(1,322)	—	(1,451)
Dividend income	258	81	—	339
Miscellaneous expense	(145)	(1,261)	—	(1,406)

(Loss) income before non-controlling interest in net income of consolidated subsidiary and income taxes	(12,561)	13,156	214	809
Non-controlling interest in net income of consolidated subsidiary	—	—	(9,522)	(9,522)
Interest in net income of consolidated subsidiary	3,612	—	(3,612)	—

(Loss) income before income taxes	(8,949)	13,156	(12,920)	(8,713)
Provision for income tax benefit (expense)	2,420	(125)	103	2,398

Net (loss) income	$(6,529)	$13,031	$(12,817)	$(6,315)

Six months ended June 30, 2006 (in thousands):

	MarkWest Hydrocarbon Standalone	MarkWest Energy Partners	Consolidating Entries	Total
Revenue:
Revenue	$164,281	$322,414	$(35,594)	$451,101
Derivative loss	(7,655)	(6,661)	—	(14,316)

Total revenue	156,626	315,753	(35,594)	436,785
Purchased product costs	144,527	200,836	(23,581)	321,782
Facility expenses	10,579	29,229	(12,013)	27,795
Selling, general and administrative expenses	7,111	17,326	—	24,437
Depreciation	599	14,557	—	15,156
Amortization of intangible assets	—	8,043	—	8,043
Accretion of asset retirement and lease obligations	—	51	—	51

(Loss) income from operations	(6,190)	45,711	—	39,521
Other income (expense):
Earnings from unconsolidated affiliates	—	2,173	—	2,173
Interest income	363	479	—	842
Interest expense	(152)	(21,690)	—	(21,842)
Amortization of deferred financing costs (a component of interest expense)	(50)	(1,634)	—	(1,684)
Dividend income	215	—	—	215
Miscellaneous income	152	3,607	—	3,759

(Loss) income before non-controlling interest in net income of consolidated subsidiary and income taxes	(5,662)	28,646	—	22,984
Non-controlling interest in net income of consolidated subsidiary	—	—	(21,817)	(21,817)
Interest in net income of consolidated subsidiary	6,693	—	(6,693)	—

(Loss) income before income taxes	1,031	28,646	(28,510)	1,167
Provision for income tax expense	(331)	(679)	543	(467)

Net income	$700	$27,967	$(27,967)	$700

15. Restatement of Condensed Consolidated Financial Statements

        Subsequent to the issuance of the Company's condensed consolidated financial statements for the quarter ended June 30, 2007, the Company determined that certain revenue transactions in the Partnership's East Texas segment were reported net and should be accounted for gross as a principal, pursuant to EITF Issue No. 99-19, Revenue Gross as a Principal versus Net as an Agent ("EITF 99-19"). EITF 99-19 requires the Company to record revenue gross when its acts as the principal in a transaction and net when it acts as an agent. As a result, the Company has restated its condensed consolidated financial statements for the three and six months ended June 30, 2007 and 2006.

        The following tables present the impact of the restatement on the affected line items of the Condensed Consolidated Statements of Operations for the periods presented (in thousands):

	Three months ended June 30, 2007			Three months ended June 30, 2006
	As Previously Reported	Adjustment	Restated	As Previously Reported	Adjustment	Restated
Revenues	$176,893	$21,895	$198,788	$186,351	$12,847	$199,198
Total Revenues	162,980	21,895	184,875	173,294	12,847	186,141
Purchased product costs	109,507	21,895	131,402	116,523	12,847	129,370
Total operating expenses	160,263	21,895	182,158	155,728	12,847	168,575
Income from Operations	2,717	—	2,717	17,566	—	17,566
	Six months ended June 30, 2007			Six months ended June 30, 2006
	As Previously Reported	Adjustment	Restated	As Previously Reported	Adjustment	Restated
Revenues	$352,290	$38,118	$390,408	$427,470	$23,631	$451,101
Total Revenues	324,468	38,118	362,586	413,154	23,631	436,785
Purchased product costs	213,714	38,118	251,832	298,151	23,631	321,782
Total operating expenses	309,616	38,118	347,734	373,633	23,631	397,264
Income from Operations	14,852	—	14,852	39,521	—	39,521

        The restatement has the effect of increasing the amounts included in the revenue line item "Revenues" and increasing, by the same amount, the amounts included in "Purchased product costs". The restatement of revenue and expenses within the consolidated statements of operations does not affect net income, earnings per unit, the consolidated statements of stockholders' equity or the consolidated balance sheets.

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

        The following reconciles this non-GAAP financial measure to the most comparable GAAP financial measure for the three and six months ended June 30, 2007 and 2006 (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2007	2006	2007	2006
Revenue	$184,875	$186,141	$362,586	$436,785
Purchased product costs	131,402	129,370	251,832	321,782

Net operating margin	53,473	56,771	110,754	115,003
Facility expenses	18,415	14,313	30,477	27,795
Selling, general and administrative expenses	18,820	13,061	39,535	24,437
Depreciation	9,325	7,778	17,499	15,156
Amortization of intangible assets	4,168	4,027	8,336	8,043
Accretion of asset retirement obligations	28	26	55	51

Income from operations	$2,717	$17,566	$14,852	$39,521

  Financial Statement Restatement

        Subsequent to the issuance of the Company's condensed consolidated financial statements for the quarter ended June 30, 2007, the Company and its Audit Committee, determined that previously issued consolidated financial statements for the years ended December 31, 2006 and 2005, including the quarters therein, and the quarters ended March 31 and June 30, 2007 should be restated to correct an error in accounting for certain revenue arrangements in the East Texas business segment of MarkWest Energy Partners, a wholly-owned subsidiary of the Company. Accordingly, the Audit Committee of the Company concluded that the condensed consolidated financial statements for such periods should not be relied upon. The restatement involves transactions in which the Company has determined it acted as a principal instead of an agent, thereby giving rise to accounting for revenue from such activities on a gross rather than net basis. The Company arrived at this decision after an extensive review of its accounting for revenue arrangements consistent with the guidance in Emerging Issues Task Force ("EITF") Issue No. 99-19, Reporting Revenue Gross as a Principal versus Net as an Agent.

Our Business

MarkWest Hydrocarbon Standalone

        Our marketing group markets NGL production in Appalachia. In the second quarter of 2007, we sold approximately 28.2 million gallons of NGLs extracted at the Partnership's Siloam facility. This includes approximately 10.6 million gallons sold on behalf of the Partnership at no mark-up in the standalone segment. We ship NGL products from Siloam by truck, rail and barge. Our marketing customers include propane retailers, refineries, petrochemical plants and NGL product resellers. Most marketing sales contracts have terms of one year or less, are made on best-efforts basis and are priced in reference to Mt. Belvieu index prices or plant posting prices. In addition to our NGL product sales, our marketing operations also purchase natural gas for delivery to the account of producers, pursuant to our keep-whole processing contracts.

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

        As of June 30, 2007, the Partnership's primary exposure to keep-whole contracts was limited to its Arapaho (Oklahoma) processing plant and its East Texas processing contracts. At the Arapaho plant inlet, the Btu content of the natural gas meets the downstream pipeline specification; however, the Partnership has the option of extracting NGLs when the processing margin environment is favorable. In addition, approximately 25% (as measured in volumes) of the related gas gathering contracts include additional fees to cover plant operating costs, fuel costs and shrinkage costs in a low-processing margin environment.

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

        For the six months ended June 30, 2007, we calculated the following approximate percentages of the Partnership's revenue and net operating margin from the following types of contracts:

	Fee-Based	Percent-of-Proceeds(1)	Percent-of-Index(2)	Keep-Whole(3)
Revenue	16%	35%	32%	17%
Net operating margin	36%	39%	9%	16%

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

        As a result of the contracts mentioned above, the Company is one of the Partnership's largest customers. For the six months ended June 30, 2007, we accounted for 13% of the Partnership's revenues and 12% of its net operating margin, respectively, compared to 11% of revenues and 13% of net operating margin for the six months ending June 30, 2006.

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

Operating Data

	Three months ended June 30,			Six months ended June 30,
			% Change			% Change
	2007	2006		2007	2006
MarkWest Hydrocarbon Standalone:
Marketing
Hydrocarbon frac spread sales (gallons)	17,605,000	19,027,000	(7.5)%	68,681,000	58,511,000	17.4%
Maytown sales (gallons)	10,639,000	10,468,000	1.6%	22,047,000	20,951,000	5.2%

Total NGL product sales (gallons)(1)	28,244,000	29,495,000	(4.2)%	90,728,000	79,462,000	14.2%
Wholesale
NGL product sales (gallons)(2)	N/A	7,867,000	N/A	N/A	35,063,000	N/A
MarkWest Energy Partners:
East Texas:
Gathering systems throughput (Mcf/d)	407,000	375,000	8.5%	404,000	360,000	12.2%
NGL product sales (gallons)	44,486,000	40,461,000	9.9%	86,274,000	75,897,000	13.7%
Oklahoma:
Foss Lake gathering system throughput (Mcf/d)	103,700	84,500	22.7%	99,400	86,100	15.4%
Woodford gathering system throughput (Mcf/d)(3)	102,800	N/A	N/A	76,900	N/A	N/A
Grimes gathering system throughput (Mcf/d)(4)	11,200	N/A	N/A	11,900	N/A	N/A
Arapaho NGL product sales (gallons)	22,233,000	19,615,000	13.3%	42,758,000	38,032,000	12.4%
Other Southwest:
Appleby gathering system throughput (Mcf/d)	58,000	33,600	72.6%	53,400	33,600	58.9%
Other gathering systems throughput (Mcf/d)	9,600	21,900	(56.2)%	13,000	20,500	(36.6)%
Lateral throughput volumes (Mcf/d)	68,100	93,600	(27.2)%	59,200	71,500	(17.2)%
Appalachia:
Natural gas processed (Mcf/d)	196,000	197,000	(0.5)%	199,000	201,000	(1.0)%
NGLs fractionated (Gal/d)	442,000	450,000	(1.8)%	455,000	450,000	1.1%
NGL product sales (gallons)	10,639,000	10,468,000	1.6%	22,047,000	20,951,000	5.2%
Michigan:
Natural gas throughput (Mcf/d)	6,100	5,800	5.2%	6,100	5,200	17.3%
NGL product sales (gallons)	1,065,000	1,394,000	(23.6)%	2,190,000	2,843,000	(23.0)%
Crude oil transported (Bbl/d)	14,200	14,900	(4.7)%	14,200	14,600	(2.6)%
Gulf Coast:
Refinery off-gas processed (Mcf/d)	102,000	130,000	(21.5)%	115,000	125,000	(8.0)%
Liquids fractionated (Bbl/d)	24,100	26,900	(10.4)%	24,500	25,900	(5.4)%

(1)
Represents sales at the Siloam fractionator.

(2)
Represents sales from our wholesale business. In December 2006, the Company terminated its wholesale agreement.

(3)
The Partnership began constructing the Woodford gathering system in December 2006.

(4)
The Partnership acquired the Grimes gathering system in December 2006.

Segment Reporting

Three months ended June 30, 2007, compared to the three months ended June 30, 2006

	MarkWest Hydrocarbon Standalone	MarkWest Energy Partners	Consolidating Entries	Total
Three months ended June 30, 2007:
Revenue:
Revenue	$52,159	$165,921	$(19,292)	$198,788
Derivative loss	(6,550)	(7,363)	—	(13,913)

Total revenue	45,609	158,558	(19,292)	184,875
Purchased product costs	48,706	96,108	(13,412)	131,402

Net operating margin	(3,097)	62,450	(5,880)	53,473

Operating expenses:
Facility expenses	4,206	20,303	(6,094)	18,415
Selling, general and administrative expenses	6,345	12,475	—	18,820
Depreciation	198	9,127	—	9,325
Amortization of intangible assets	—	4,168	—	4,168
Accretion of asset retirement and lease obligations	—	28	—	28

(Loss) income from operations	(13,846)	16,349	214	2,717
Other income (expense):
Earnings from unconsolidated affiliates	—	1,656	—	1,656
Interest income	645	479	—	1,124
Interest expense	(63)	(8,991)	—	(9,054)
Amortization of deferred financing costs (a component of interest expense)	(70)	(661)	—	(731)
Dividend income	136	81	—	217
Miscellaneous expense	(2)	(532)	—	(534)

(Loss) income before non-controlling interest in net income of consolidated subsidiary and income taxes	(13,200)	8,381	214	(4,605)
Non-controlling interest in net income of consolidated subsidiary	—	—	(5,562)	(5,562)
Interest in net income of consolidated subsidiary	2,800	—	(2,800)	—

(Loss) income before income taxes	(10,400)	8,381	(8,148)	(10,167)
Provision for income tax benefit (expense)	2,914	(106)	87	2,895

Net (loss) income	$(7,486)	$8,275	$(8,061)	$(7,272)

	MarkWest Hydrocarbon Standalone	MarkWest Energy Partners	Consolidating Entries	Total
Three months ended June 30, 2006:
Revenue:
Revenue	$62,189	$154,888	$(17,879)	$199,198
Derivative loss	(6,156)	(6,901)	—	(13,057)

Total revenue	56,033	147,987	(17,879)	186,141
Purchased product costs	52,205	89,091	(11,926)	129,370

Net operating margin	3,828	58,896	(5,953)	56,771

Operating expenses:
Facility expenses	5,106	15,160	(5,953)	14,313
Selling, general and administrative expenses	4,073	8,988	—	13,061
Depreciation	394	7,384	—	7,778
Amortization of intangible assets	—	4,027	—	4,027
Accretion of asset retirement and lease obligations	—	26	—	26

(Loss) income from operations	(5,745)	23,311	—	17,566
Other income (expense):
Earnings from unconsolidated affiliates	—	1,228	—	1,228
Interest income	177	259	—	436
Interest expense	(84)	(10,714)	—	(10,798)
Amortization of deferred financing costs (a component of interest expense)	(33)	(826)	—	(859)
Dividend income	109	—	—	109
Miscellaneous income	2	1,515	—	1,517

(Loss) income before non-controlling interest in net income of consolidated subsidiary and income taxes	(5,574)	14,773	—	9,199
Non-controlling interest in net income of consolidated subsidiary	—	—	(11,273)	(11,273)
Interest in net income of consolidated subsidiary	3,364	—	(3,364)	—

(Loss) income before income taxes	(2,210)	14,773	(14,637)	(2,074)
Provision for income tax benefit (expense)	78	(679)	543	(58)

Net (loss) income	$(2,132)	$14,094	$(14,094)	$(2,132)

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

MarkWest Energy Partners

        Revenue.    Revenue increased $11.0 million, or 7%, for the three months ended June 30, 2007, compared to the corresponding period of 2006. Oklahoma revenues increased $13.2 million primarily due to increased volumes from its Woodford gathering system, which began operation in December 2006. Additionally, Other Southwest experienced a decline in revenue of $4.6 million primarily attributed to a change in the contract mix at its Appleby facility, from purchasing contracts to gathering contracts, which occurred in the third quarter of 2006.

        Derivative (Loss) Gain.    Loss from derivative instruments increased $0.5 million, during the three months ended June 30, 2007, compared to the corresponding period in 2006. The mark-to-market adjustments of the Partnership's derivative instruments resulted in a $1.0 million non-cash increase in unrealized losses, which were partially offset by an increase in realized gains of $0.5 million from settlements, when comparing 2007 to 2006 results.

        Purchased product costs.    Purchased product costs increased $7.0 million, or 8%, for the three months ended June 30, 2007, compared to the corresponding period of 2006. The increase in purchased product costs is directly related to the increased volumes from its Woodford gathering system and Foss Lake.

        Facility Expenses.    Facility expenses increased $5.1 million, or 34%, during the three months ended June 30, 2007, compared to the corresponding period in 2006. The increase in the Oklahoma segment of $3.5 million was primarily due to the addition of the Woodford and Grimes gathering systems and included $0.8 million of weather related repairs. The Partnership's Gulf Coast business unit facility expenses increased $1.1 million attributable to increases in wages and salaries, chemical costs and contract engineering for special projects.

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

        Earnings from Unconsolidated Affiliates.    Earnings from unconsolidated affiliates is primarily related to the Partnership's investment in Starfish, a joint venture with Enbridge Offshore Pipelines L.L.C. The Partnership accounts for its 50% interest using the equity method, and the financial results for Starfish are included as earnings from unconsolidated affiliates. During the three months ended June 30, 2007, earnings from unconsolidated affiliates increased $0.4 million, or 35%, relative to the comparable period in 2006. The increase was primarily due to systems operating at full capacity in 2007 compared to limited capacities in 2006 from hurricane damage and fewer hurricane-related expenses.

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

Six months ended June 30, 2007, compared to the six months ended June 30, 2006

	MarkWest Hydrocarbon Standalone	MarkWest Energy Partners	Consolidating Entries	Total
Six months ended June 30, 2007:
Revenue:
Revenue	$125,085	$303,690	$(38,367)	$390,408
Derivative loss	(13,530)	(14,292)	—	(27,822)

Total revenue	111,555	289,398	(38,367)	362,586
Purchased product costs	101,520	176,336	(26,024)	251,832

Net operating margin	10,035	113,062	(12,343)	110,754

Operating expenses:
Facility expenses	9,775	33,259	(12,557)	30,477
Selling, general and administrative expenses	13,218	26,317	—	39,535
Depreciation	586	16,913	—	17,499
Amortization of intangible assets	—	8,336	—	8,336
Accretion of asset retirement and lease obligations	—	55	—	55

(Loss) income from operations	(13,544)	28,182	214	14,852
Other income (expense):
Earnings from unconsolidated affiliates	—	3,423	—	3,423
Interest income	1,121	2,399	—	3,520
Interest expense	(122)	(18,346)	—	(18,468)
Amortization of deferred financing costs (a component of interest expense)	(129)	(1,322)	—	(1,451)
Dividend income	258	81	—	339
Miscellaneous expense	(145)	(1,261)	—	(1,406)

(Loss) income before non-controlling interest in net income of consolidated subsidiary and income taxes	(12,561)	13,156	214	809
Non-controlling interest in net income of consolidated subsidiary	—	—	(9,522)	(9,522)
Interest in net income of consolidated subsidiary	3,612	—	(3,612)	—

(Loss) income before income taxes	(8,949)	13,156	(12,920)	(8,713)
Provision for income tax benefit (expense)	2,420	(125)	103	2,398

Net (loss) income	$(6,529)	$13,031	$(12,817)	$(6,315)

	MarkWest Hydrocarbon Standalone	MarkWest Energy Partners	Consolidating Entries	Total
Six months ended June 30, 2006:
Revenue:
Revenue	$164,281	$322,414	$(35,594)	$451,101
Derivative loss	(7,655)	(6,661)	—	(14,316)

Total revenue	156,626	315,753	(35,594)	436,785
Purchased product costs	144,527	200,836	(23,581)	321,782

Net operating margin	12,099	114,917	(12,013)	115,003

Operating expenses:
Facility expenses	10,579	29,229	(12,013)	27,795
Selling, general and administrative expenses	7,111	17,326	—	24,437
Depreciation	599	14,557	—	15,156
Amortization of intangible assets	—	8,043	—	8,043
Accretion of asset retirement and lease obligations	—	51	—	51

(Loss) income from operations	(6,190)	45,711	—	39,521
Other income (expense):
Earnings from unconsolidated affiliates	—	2,173	—	2,173
Interest income	363	479	—	842
Interest expense	(152)	(21,690)	—	(21,842)
Amortization of deferred financing costs (a component of interest expense)	(50)	(1,634)	—	(1,684)
Dividend income	215	—	—	215
Miscellaneous income	152	3,607	—	3,759

(Loss) income before non-controlling interest in net income of consolidated subsidiary and income taxes	(5,662)	28,646	—	22,984
Non-controlling interest in net income of consolidated subsidiary	—	—	(21,817)	(21,817)
Interest in net income of consolidated subsidiary	6,693	—	(6,693)	—

Income before income taxes	1,031	28,646	(28,510)	1,167
Provision for income tax expense	(331)	(679)	543	(467)

Net income	$700	$27,967	$(27,967)	$700

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

MarkWest Energy Partners

        Revenue.    Revenue decreased $18.7 million, or 6%, for the six months ended June 30, 2007, compared to the corresponding period of 2006, mostly due to the conversion of contracts. Other Southwest experienced a decline in revenue of $14.7 million, primarily attributed to a change in the contract mix at its Appleby facility, from purchasing contracts to gathering contracts, which occurred in the third quarter of 2006.

        Derivative (Loss) Gain.    Loss from derivative instruments increased $7.6 million during the six months ended June 30, 2007, compared to the corresponding period in 2006. The mark-to-market adjustments of the Partnership's derivative instruments resulted in a $10.4 million increase in unrealized losses, which were partially offset by an increase in realized gains of $2.8 million from settlements, when comparing 2007 to 2006 results.

        Purchased product costs.    Purchased product costs decreased $24.5 million, or 12%, for the six months ended June 30, 2007, compared to the corresponding period of 2006. The decrease in purchased product costs is directly related to the change in contract types that drove a decrease in revenue for the reporting period.

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

        Earnings from Unconsolidated Affiliates.    Earnings from unconsolidated affiliates are primarily related to the Partnership's investment in Starfish, a joint venture with Enbridge Offshore Pipelines L.L.C. The Partnership accounts for its 50% interest using the equity method, and the financial results for Starfish are included as earnings from unconsolidated affiliates. During the six months ended June 30, 2007, the Partnership's earnings from unconsolidated affiliates increased $1.3 million, or 58%, relative to the comparable period in 2006. The increase was primarily due to systems operating at full capacity in 2007 compared to limited capacities in 2006 resulting from hurricane damage and fewer hurricane related expenses.

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

  Senior Notes

        At March 31, 2007, the Partnership and its wholly owned subsidiary, MarkWest Energy Finance Corporation, had two series of senior notes outstanding: $225.0 million at a fixed rate of 6.875% due in November 2014 (the "2014 Notes") and $272.0 million, net of unamortized discount of $3.0 million, at a fixed rate of 8.5% due in July 2016 (the "2016 Notes"), together (the "Senior Notes"). The estimated fair value of the Senior Notes was approximately $485.9 million and $499.8 million at June 30, 2007 and December 31, 2006, respectively, based on quoted market prices.

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

        On April 9, 2007, the Partnership completed a private placement of 4.1 million common units. The units were issued at a purchase price of $32.98 per unit. The sale of units resulted in net proceeds of $137.7 million, including the general partner's contribution to maintain its 2% general partner interest of $2.8 million, after legal, accounting and other transaction expenses. The Partnership will use the net proceeds from the offering to fund capital expenditure requirements. The common units were registered on July 11, 2007, subsequent to the period covered by this report.

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

        Net cash provided by operating activities decreased $54.3 million during the six months ended June 30, 2007, compared to the corresponding period in 2006. The change resulted from a decrease in operating cash flows provided by working capital of $45.9 plus $15.8 million of purchase of marketable securities. The reductions of operating cash flows were partially offset by distributions of $6.2 million in from the Partnership's equity investment in Starfish and a $5.5 million refund from a Partnership rate case concluded in the first quarter of 2007. The change in working capital was primarily a result of variances in the timing of accounts receivable collections and payments on accounts payable.

        Net cash used in investing activities increased by $93.0 million during the six months ended June 30, 2007, compared to the same period in 2006. The increase was due to capital expenditures primarily from the development of the Partnership's Woodford gathering system, where it invested approximately $90.3 million of expansion capital.

        Net cash provided by financing activities increased $133.1 million during the during six months ended June 30, 2007, compared to the same period in 2006, primarily due to proceeds received from MarkWest Energy's private placement of $135.0 million. The increase was offset by distributions to the Partnership's unitholders increasing to $29.8 million in the first half of 2007 from $17.6 million in the first half of 2006; and dividends to shareholders increased to $7.4 million during the six months ended June 30, 2007 compared to $3.4 million in the comparable period in 2006.

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

        The Company adopted the FASB issued Interpretation Number 48, Accounting for Uncertainty in Income Taxes ("FIN 48"), effective January 1, 2007. The interpretation clarifies the accounting for uncertainty in income taxes recognized in a company's financial statements in accordance with Statement of Financial Accounting Standards Number 109, Accounting for Income Taxes. Specifically, the pronouncement prescribes a "more likely than not" recognition threshold and a measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. The interpretation also provides guidance on the related derecognition, classification, interest and penalties, accounting for interim periods, disclosure and transition of uncertain tax positions. For the impact of FIN 48 on the Company's financial statements, see Note 9 to the condensed consolidated financial statements.

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

Item 4.    Controls and Procedures (Revised)

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

        As reported in Item 9A of the Company's 2006 Form 10-K/A filed on November 5, 2007, management reported the existence of a continuing material weakness related to proper contract accounting. This material weakness continues to exist as of June 30, 2007. Specifically, there was an issue related to our prior year material weakness that had not been fully remediated at year-end. As of December 31, 2006, management did not have a process in place for monitoring previously existing contracts for certain technical accounting issues such as accounting for derivatives and revenue recognition and had not completed a comprehensive review of all significant contracts entered into prior to 2006 for the purpose of ensuring that determinations about derivatives and revenue recognition issues were made appropriately and remained appropriate.

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

        Except as described above, there were no other changes in the Company's internal controls over financial reporting during the quarter ended June 30, 2007, that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

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

        In June 2006, the Office of Pipeline Safety (OPS) issued a Notice of Probable Violation and Proposed Civil Penalty (NOPV) (CPF No. 2-2006-5001) to both MarkWest Hydrocarbon and Equitable Production Company. The NOPV is associated with the pipeline leak and an ensuing explosion and fire that occurred on November 8, 2004 in Ivel, Kentucky on the ALPS Pipeline, a natural gas liquids (NGL) pipeline owned by Equitable Production Company and leased and operated by the Partnership's subsidiary, MarkWest Energy Appalachia, LLC. The NOPV sets forth six counts of violations of applicable regulations, and a proposed civil penalty in the aggregate amount of $1,070,000. An administrative hearing on the matter, previously set for the last week of March, 2007, was postponed to allow the administrative record to be produced and to allow OPS an opportunity to responds to a motion to dismiss one of the counts of violations, which count involves $825,000 of the $1,070,000 proposed penalty. This count arises out of alleged activity in 1982 and 1987, which predates MarkWest's leasing and operation of the pipeline. MarkWest believes it has viable defenses to the remaining counts and will vigorously defend all applicable assertions of violations at the hearing.

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

Item 4.    Submission of Matters to a Vote of Security Holders

        At the close of business on April 13, 2007, the record date for the determination of shareholders entitled to vote at the Company's annual meeting, there were 11,993,096 shares of the Company's common stock outstanding. At the annual meeting of stockholders held on June 13, 2007, there were not less than 11,434,699 shares, or approximately 95.3% of the outstanding stock, represented at the meeting and by proxy, therefore establishing the presence of a quorum. The Company's shareholders were presented with and asked to vote on two proposals. The following are the results of the voting:

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

Proposal No. 2:

        The ratification of Deloitte & Touche LLP as the Company's independent accountants for the fiscal year ending December 31, 2007:

For:	11,397,802
Against:	28,342
Abstained:	8,554

        Abstentions had the effect of votes "against" this proposal. Broker non-votes were not counted as votes "for" or "against" this proposal and therefore had no impact on the outcome.

        In accordance with the above, each of the nominees for election to the Board of Directors has received the requisite number of votes required for election and proposal number two received the requisite number of votes for approval. Accordingly, Mr. Betty, Mr. Kellstrom, and Mr. Wallace have been elected as Class II Directors to serve for a term expiring at the Annual Meeting of Stockholders in the year 2010. In addition, the selection of Deloitte & Touche LLP as the Company's independent registered public accountants for the fiscal year ending December 31, 2007, was ratified.

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

(1)
Incorporated by reference to MarkWest Energy Partner's Current Report on Form 8-K, filed with the Commission on April 11, 2007.

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