Form 10-Q
period 2007-09-30
MARKWEST HYDROCARBON INC
filed 2007-11-09
CIK 1019756

Use these links to rapidly review the document
TABLE OF CONTENTS

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2007
OR
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

There were 12,001,209 shares of common stock with a par value of $0.01 per share outstanding at November 1, 2007.

        Throughout this document we make statements that are classified as "forward-looking." Please refer to the "Forward-Looking Statements" included later in Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations for an explanation of these types of assertions. Also, in this document, unless the context requires otherwise, references to "we," "us," "our," "MarkWest Hydrocarbon" or the "Company" are intended to mean MarkWest Hydrocarbon, Inc., and its consolidated subsidiaries. References to "MarkWest Hydrocarbon Standalone" or the "Standalone Segment" are intended to mean MarkWest Hydrocarbon, Inc., exclusive of its consolidated subsidiaries. References to "MarkWest Energy" or "MarkWest Energy Partners" or the "Partnership" are intended to mean MarkWest Energy Partners, L.P. A reference to the "General Partner" or the "G.P." is intended to mean MarkWest Energy G.P., L.L.C.

Glossary of Terms

Btu	one British thermal unit, an energy measurement
Gal/d	gallons per day
Mcf/d	one thousand cubic feet of natural gas per day
MMBtu	one million British thermal units, an energy measurement
MMBtu/d	one million British thermal units, an energy measurement, per day
MMcf/d	one million cubic feet of natural gas per day
Net operating margin (a non-GAAP financial measure)	revenues less purchased product costs
NGL(s)	natural gas liquid(s), such as propane, butanes and natural gasoline

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements

MARKWEST HYDROCARBON, INC.

Condensed Consolidated Balance Sheets

(unaudited, in thousands, except share data)

	September 30, 2007	December 31, 2006
ASSETS
Current assets:
Cash and cash equivalents	$56,434	$48,844
Trading securities	3,701	—
Available for sale securities	6,778	7,713
Receivables, net of allowances of $200 and $156, respectively	118,750	101,116
Inventories	40,974	35,261
Fair value of derivative instruments	7,409	9,938
Other current assets	27,204	15,264

Total current assets	261,250	218,136

Property, plant and equipment	900,900	662,606
Less: accumulated depreciation, depletion, amortization and impairment	(136,479)	(108,271)

Total property, plant and equipment, net	764,421	554,335

Other assets:
Investment in Starfish	59,582	64,240
Intangibles, net of accumulated amortization of $41,584 and $29,080 respectively	330,890	344,066
Deferred financing costs, net of accumulated amortization of $5,081 and $5,462 respectively	14,146	16,079
Deferred contract cost, net of accumulated amortization of $936 and $702, respectively	2,314	2,548
Fair value of derivative instruments	2,812	2,794
Other long-term assets	1,043	1,043

Total other assets	410,787	430,770

Total assets	$1,436,458	$1,203,241

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$111,714	$89,242
Accrued liabilities	67,838	55,208
Fair value of derivative instruments	42,004	7,476
Deferred income taxes	73	180

Total current liabilities	221,629	152,106

Deferred income taxes	5,789	9,553
Fair value of derivative instruments	32,122	1,460
Long-term debt, net of original issue discount of $2,888 and $3,135, respectively	589,612	526,865
Other long-term liabilities	44,401	30,196
Non-controlling interest in consolidated subsidiary	478,083	441,572
Commitments and contingencies (Note 15)
Stockholders' equity:
Preferred stock, par value $0.01, 5,000,000 shares authorized, no shares outstanding	—	—
Common stock, par value $0.01, 20,000,000 shares authorized, 12,001,209 and 11,975,256 shares issued, respectively	120	120
Additional paid-in capital	78,504	40,266
Accumulated deficit	(14,725)	—
Accumulated other comprehensive income, net of tax	923	1,103
Treasury stock, 201 and 0 shares, respectively	—	—

Total stockholders' equity	64,822	41,489

Total liabilities and stockholders' equity	$1,436,458	$1,203,241

The accompanying notes are an integral part of these condensed consolidated financial statements.

MARKWEST HYDROCARBON, INC.

Condensed Consolidated Statements of Operations

(unaudited, in thousands, except per share amounts)

	Three months ended September 30,		Nine months ended September 30,
	2007	2006	2007	2006
		(as restated, see Note 17)		(as restated, see Note 17)
Revenue:
Revenue	$199,934	$197,417	$590,342	$648,516
Derivative (loss) gain	(24,386)	22,721	(52,208)	8,406

Total revenue	175,548	220,138	538,134	656,922

Operating expenses:
Purchased product costs	122,059	121,937	373,891	443,718
Facility expenses	18,624	14,840	49,101	42,635
Selling, general and administrative expenses	11,393	19,069	50,928	43,506
Depreciation	11,133	8,126	28,632	23,282
Amortization of intangible assets	4,168	4,029	12,504	12,072
Accretion of asset retirement obligations	30	24	85	75
Impairment	356	—	356	—

Total operating expenses	167,763	168,025	515,497	565,288

Income from operations	7,785	52,113	22,637	91,634
Other income (expense):
Earnings from unconsolidated affiliates	1,264	1,067	4,687	3,240
Interest income	403	264	3,923	1,106
Interest expense	(10,202)	(9,583)	(28,670)	(31,425)
Amortization of deferred financing costs and original issue discount (a component of interest expense)	(771)	(6,121)	(2,222)	(7,805)
Dividend income	170	112	509	327
Miscellaneous income (expense)	1,149	3,978	(257)	7,737

(Loss) income before non-controlling interest in net income of consolidated subsidiary and income taxes	(202)	41,830	607	64,814
Non-controlling interest in net income of consolidated subsidiary	(15,131)	(26,438)	(24,653)	(48,255)

(Loss) income before taxes	(15,333)	15,392	(24,046)	16,559
Provision for income tax benefit (expense)	7,879	(5,388)	10,277	(5,855)

Net (loss) income	$(7,454)	$10,004	$(13,769)	$10,704

Net (loss) income per share (See Note 14):
Basic	$(0.62)	$0.84	$(1.15)	$0.90

Diluted	$(0.62)	$0.83	$(1.15)	$0.89

Weighted average number of outstanding shares of common stock:
Basic	12,001	11,956	11,995	11,933

Diluted	12,001	12,015	11,995	12,021

Cash dividend declared per common share	$0.36	$0.16	$0.98	$0.43

The accompanying notes are an integral part of these condensed consolidated financial statements.

MARKWEST HYDROCARBON, INC.

Condensed Consolidated Statements of Comprehensive Income

(unaudited, in thousands)

	Three months ended September 30,		Nine months ended September 30,
	2007	2006	2007	2006
Net (loss) income	$(7,454)	$10,004	$(13,769)	$10,704
Other comprehensive (loss) income:
Unrealized (loss) gain on marketable securities, net of tax of $(659), $95, $(107) and $266, respectively.	(1,085)	156	(180)	443

Comprehensive (loss) income	$(8,539)	$10,160	$(13,949)	$11,147

The accompanying notes are an integral part of these condensed consolidated financial statements.

MARKWEST HYDROCARBON, INC.

Condensed Consolidated Statement of Changes in Stockholders' Equity

(unaudited, in thousands)

	Shares of Common Stock	Shares of Treasury Stock	Common Stock	Additional Paid in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income	Treasury Stock	Total Stockholders' Equity
December 31, 2006	11,975	—	$120	$40,266	$—	$1,103	$—	$41,489
Stock option exercises	9	5	—	(23)	—	—	139	116
Compensation expense related to restricted stock, net of registration costs	—	—	—	572	—	—	—	572
Issuance of restricted stock	17	—	—	—	—	—	—	—
Treasury stock reacquired	—	(5)	—	139	—	—	(139)	—
Gain in connection with issuance of units by MarkWest Energy Partners, L.P. (net of tax of $29.3 million)	—	—	—	48,199	—	—	—	48,199
FAS 123R windfall pool under APIC	—	—	—	222	—	—	—	222
FIN 48 Adjustment	—	—	—	—	(71)	—	—	(71)
Net loss	—	—	—	—	(13,769)	—	—	(13,769)
Dividends paid	—	—	—	(10,871)	(885)	—	—	(11,756)
Other comprehensive income	—	—	—	—	—	(180)	—	(180)

September 30, 2007	12,001	—	$120	$78,504	$(14,725)	$923	$—	$64,822

The accompanying notes are an integral part of these condensed consolidated financial statements.

MARKWEST HYDROCARBON, INC.

Condensed Consolidated Statements of Cash Flows

(unaudited, in thousands)

	Nine months ended September 30,
	2007	2006
Cash flows from operating activities:
Net (loss) income	$(13,769)	$10,704
Adjustments to reconcile net income to net cash provided by operating activities (net of acquisitions):
Depreciation	28,632	23,282
Amortization of intangible assets	12,504	12,072
Amortization of deferred financing costs and original issue discount	2,222	7,805
Accretion of asset retirement obligation	85	75
Amortization of gas contract	234	234
Impairments	356	—
Restricted unit compensation expense	1,240	1,103
Participation Plan compensation expense	13,263	12,133
Stock option compensation expense	—	45
Restricted stock compensation expense	590	315
Non-controlling interest in net income of consolidated subsidiary	24,653	48,255
Equity in earnings from unconsolidated affiliates	(4,687)	(3,240)
Distributions from equity investments	9,345	—
Unrealized losses (gains) on derivative instruments	67,701	(10,317)
Loss (gain) on sale of property, plant and equipment	383	(330)
Deferred income taxes	(33,140)	3,001
Loss on sale of equity investee	—	26
Gain on sale of marketable securities	(562)	—
Unrealized (gain) loss on trading securities	(4)	—
Gain on sale of trading securities	(14)	—
Net (purchases) sales of trading securities	(3,683)	—
Other	(114)	—
Changes in operating assets and liabilities, net of working capital acquired:
Receivables	(17,634)	45,144
Inventories	(6,195)	(5,232)
Other current assets	(11,940)	2,061
Accounts payable and accrued liabilities	26,878	(17,243)
Other long-term liabilities	191	376

Net cash flows provided by operating activities	96,535	130,269

Cash flows from investing activities:
Acquisitions	(46)	(6,872)
Investment in Starfish Pipeline Company, L.L.C.	—	(17,183)
Restricted marketable securities	—	(789)
Restricted cash	—	511
Proceeds from sale of marketable securities	1,210	—
Capital expenditures	(229,099)	(44,859)
Proceeds from sale of equity investee	—	90
Proceeds from sale of property, plant and equipment	36	519

Net cash flows used in investing activities	(227,899)	(68,583)

Cash flows from financing activities:
Proceeds from long-term debt	339,000	307,500
Payments of long-term debt	(276,500)	(439,429)
Payments for debt issuance costs deferred financing costs and registration costs	(521)	(6,075)
Proceeds from MarkWest Energy Partners, L.P.'s private placement, net	134,950	5,000
Collection of related party notes receivable	—	48
Proceeds from MarkWest Energy Partners, L.P.'s public offering, net	—	123,395
Exercise of stock options	116	223
Excess income tax benefits from share-based compensation	222	—
Payment of dividends	(11,756)	(6,317)
Distributions to MarkWest Energy Partners, L.P. unitholders	(46,557)	(30,199)

Net cash flows provided by (used in) financing activities	138,954	(45,854)

Net increase in cash	7,590	15,832
Cash and cash equivalents at beginning of year	48,844	20,968

Cash and cash equivalents at end of period	$56,434	$36,800

Supplemental disclosures of cash flow information:
Cash paid for interest, net of amount capitalized	$19,509	$23,245
Cash paid for income taxes	19,896	1,619
Supplemental schedule of non-cash investing and financing activities:
Change in accrual for construction projects in progress	7,767	1,528
Property, plant equipment asset retirement obligation	144	64

The accompanying notes are an integral part of these condensed consolidated financial statements.

MARKWEST HYDROCARBON, INC.

Notes to Condensed Consolidated Financial Statements

(unaudited)

1. Organization

        MarkWest Hydrocarbon, Inc. ("MarkWest Hydrocarbon" or the "Company") is an energy company primarily focused on marketing natural gas liquids and increasing shareholder value by growing MarkWest Energy Partners, L.P. ("MarkWest Energy Partners" or the "Partnership"), a consolidated subsidiary and publicly traded master limited partnership. The Partnership is engaged in the gathering, processing and transmission of natural gas; the transportation, fractionation and storage of natural gas liquids; and the gathering and transportation of crude oil. The Company also markets natural gas and Natural Gas Liquids ("NGLs"). The Company and the Partnership provide services primarily in Appalachia, Michigan, Texas, Oklahoma, Gulf Coast and other areas of the Southwest.

2. Basis of Presentation

        The Company's unaudited condensed consolidated financial statements include the accounts of all majority-owned or controlled subsidiaries. The consolidated financial statements include the accounts of the Partnership, and MarkWest Energy GP, L.L.C. (the "General Partner"). The Company consolidates the Partnership because it acts as the General Partner and the limited partners do not have substantive kick-out or participating rights. Equity investments in which the Company exercises significant influence but does not control, and is not the primary beneficiary, are accounted for using the equity method. These condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP") for interim financial reporting. Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted. In Management's opinion, the Company has made all adjustments necessary for a fair presentation of its results of operations, financial position and cash flows for the periods shown. These adjustments are of a normal recurring nature. In addition to reviewing these condensed consolidated financial statements and accompanying notes, you should also consult the audited financial statements and accompanying notes included in the Company's December 31, 2006, Annual Report on Form 10-K, as amended. Finally, consider that results for the three and nine months ended September 30, 2007, are not necessarily indicative of results for the full year 2007, or any other future period.

        The Company adopted the Financial Accounting Standards Board ("FASB") Interpretation Number 48, Accounting for Uncertainty in Income Taxes ("FIN 48"), on January 1, 2007. FIN 48 clarifies the accounting for uncertainty in income taxes recognized in a company's financial statements in accordance with Statement of Financial Accounting Standards ("SFAS") Number 109, Accounting for Income Taxes ("SFAS 109"). Specifically, the pronouncement prescribes a "more likely than not" recognition threshold and a measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. The interpretation also provides guidance on the related derecognition, classification, interest and penalties, accounting for interim periods, disclosure and transition of uncertain tax positions. For the impact of FIN 48 on the Company's financial statements, see Note 11.

        On July 12, 2007, the State of Michigan enacted changes in its taxation scheme. As a result, the Company has made the necessary adjustments to its deferred tax assets (and liabilities) in the form of a charge (or benefit) to income, as part of its income tax provision in the third quarter of 2007. Michigan's new tax law replaces the single business tax with a two-prong tax. The two prongs comprise a tax at the rate of 0.8% of a taxpayer's modified gross receipts and a tax at the rate of 4.95% of the taxpayer's business income. The new tax takes effect on January 1, 2008 and applies to all business activity occurring after December 31, 2007. The current single business tax will remain in effect through December 31, 2007. Adopted on September 30, 2007, and effective January 1, 2008, Michigan House Bill 5104 creates a deduction from a taxpayer's pre-apportioned business income tax base equal to the total book-tax difference triggered by the enactment of the Michigan business tax that results in a net deferred tax liability. The net impact to the Partnership was a $0.2 million charge to income, with the Company recording its proportionate share of less than $0.1 million.

        The Partnership issues common units in various transactions, which results in a dilution of the Company's percentage ownership in the Partnership. The Company accounts for the sale of the Partnership common units in accordance with the Securities and Exchange Commission Staff Accounting Bulletin Number 51, "Accounting for Sales of Stock by a Subsidiary" ("SAB 51"). SAB 51 allows for the election of an accounting policy of recording such increase or decreases in a parent's investment (SAB 51 gains or losses, respectively) either in income or in equity. The Company adopted a policy of recording such SAB 51 gains or losses directly to additional paid in capital. Due to the preference nature of the Partnership's common units, the Company was precluded from recording SAB 51 gains or losses until the subordinated units converted to common units.

        On August 15, 2007, the Partnership converted its remaining 1.2 million subordinated units to common units, in accordance with the provisions of the amended and restated partnership agreement. As a result, the Company recorded a $48.2 million SAB 51 gain to additional paid in capital, a decrease in non-controlling interest in consolidated subsidiary of $77.5 million and an increase to deferred tax liability of $29.3 million associated with gains from sales of common units by the Partnership in conjunction with, and subsequent to, the Partnership's May 24, 2002 initial public offering. The changes to the Company's balance sheet resulting from the subordinated unit conversion had no effect on the Company's net income or cash flow and did not result in an increase in the number of limited partner units outstanding.

3. Recent Accounting Pronouncements

        In September 2006 the FASB issued SFAS 157, Fair Value Measurements ("SFAS 157"). SFAS 157 clarifies the principle that fair value should be based on the assumptions market participants would use when pricing an asset or liability and establishes a fair value hierarchy that prioritizes the information used to develop those assumptions. SFAS 157 is effective for the Company's financial statements as of January 1, 2008, and interim periods within those fiscal years, with early adoption permitted. The Company is currently evaluating the impact of adopting this statement.

        In February 2007 the FASB issued SFAS 159, The Fair Value Option for Financial Assets and Financial Liabilities ("SFAS 159"), which permits an entity to measure certain financial assets and financial liabilities at fair value. The statement's objective is to improve financial reporting by allowing entities to mitigate volatility in reported earnings caused by the measurement of related assets and liabilities using different attributes, without having to apply complex hedge accounting provisions. Under SFAS 159, entities that elect the fair value option will report unrealized gains and losses in earnings at each subsequent reporting date. The fair value option may be elected on an instrument-by-instrument basis, with a few exceptions, as long as it is applied to the instrument in its entirety. The fair value option election is irrevocable, unless a new election date occurs. SFAS 159 establishes presentation and disclosure requirements to help financial statement users understand the effect of the entity's election on its earnings, but does not eliminate disclosure requirements of other accounting standards. Assets and liabilities that are measured at fair value must be displayed on the face of the balance sheet. SFAS 159 is effective for the Company's financial statements as of January 1, 2008. Early adoption is permitted as of the beginning of the previous fiscal year provided that the entity (1) makes that choice in the first 120 days of that fiscal year, (2) has not yet issued financial statements, and (3) elects to apply the provisions of SFAS 157. The Company is currently evaluating the impact of adopting this statement.

4. Merger

        On September 5, 2007, the Company announced that it had entered into an Agreement and Plan of Redemption and Merger (the "Redemption and Merger Agreement") by and among the Company, the Partnership and MWEP, L.L.C., a wholly owned subsidiary of the Partnership, pursuant to which the Company will be merged into the Partnership. Under the Redemption and Merger Agreement, the Company will, subject to pro ration, redeem for cash those shares of Company common stockholders electing to receive cash. Immediately after the redemption, the Partnership will acquire the Company through a merger of MWEP, L.L.C. with and into the Company, pursuant to which all remaining shares of the Company's common stock will be converted into Partnership common units. As a result of the merger, the Company will be a wholly owned subsidiary of the Partnership. In connection with the redemption and merger, the incentive distribution rights in the Partnership, the 2% economic interest of MarkWest Energy GP, L.L.C. (the "General Partner") and the Partnership common units owned by the Company will be exchanged for Partnership Class A units. Contemporaneously with the closing of the transactions contemplated by the Redemption and Merger Agreement, the Partnership will separately acquire 100% of the Class B membership interests in the General Partner currently held by current and former management and certain directors of the Company and the General Partner. Pursuant to the Redemption and Merger Agreement, the Company will pay to its stockholders approximately $240.5 million in cash in the redemption and the Partnership will issue to the Company's stockholders approximately 15.5 million Partnership common units in the merger. Each stockholder of the Company may elect the form of consideration they receive in the redemption and merger. Specifically, stockholders of the Company may elect to receive all cash, all common units, the stated consideration consisting of 1.285 common units and $20.00 in cash for each of their shares, or any combination thereof. The Partnership has secured the financing for the cash payment through a signed letter of commitment discussed further in Note 9.

        The merger is subject to customary closing conditions including, among other things, (1) approval by the affirmative vote or consent of at least a unit majority (as such term is defined in the agreement of limited partnership of the Partnership) of the holders of the outstanding common units in the Partnership, (2) approval by the affirmative vote or consent of at least a majority of the holders of outstanding common shares in the Company, (3) receipt of applicable regulatory approvals, including the expiration or termination of the applicable waiting period under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, (4) effectiveness of a registration statement on Form S-4 with respect to the issuance of the Partnership's common units in connection with the merger, (5) approval for listing the common units of the Partnership to be issued in connection with the merger on the New York Stock

Exchange and (6) closing of the related transactions contemplated by the Redemption and Merger Agreement.

        Pursuant to the Redemption and Merger Agreement, the Partnership agreed to amend and restate its existing partnership agreement. Under the amended and restated partnership agreement, the incentive distribution rights and the 2% General Partner interest in the Partnership will be eliminated along with the General Partner's right to call all of the limited partner interests in the Partnership if the General Partner owns more than 80% of the Partnership. In addition, the Partnership common unitholders will have the right under the amended and restated partnership agreement to elect the members of the General Partner board annually by a plurality of the votes cast at a meeting of unitholders of the Partnership.

        The merger between the Company and the Partnership will be accounted for in accordance with SFAS 141, Business Combinations, and related interpretations. The merger is considered a downstream merger whereby the Company is viewed as the surviving consolidated entity for accounting purposes rather than the Partnership, which is the surviving consolidated entity for legal purposes. As such, the merger will be accounted for in the Company's consolidated financial statements as an acquisition of non-controlling interest using the purchase method of accounting. Under this accounting method, the Partnership's accounts, including goodwill, will be adjusted to proportionately step up the book value of certain assets and liabilities. The total fair value of the non-controlling interest to be acquired will be the number of non-controlling interest units outstanding on the date the merger is closed valued at the then current per unit market price of the Partnership common units. The cash and the Partnership units distributed to officers and directors of the General Partner for their Class B membership interests in the General Partner will be recorded as settlement of share-based payment liability as discussed further in Note 12.

5. Marketable Securities

        As of September 30, 2007, the Company held short-term equity investments classified as trading securities. Realized and unrealized gains and losses on trading securities are included in earnings. Dividend and interest income are recognized when earned.

        Marketable securities classified as available-for-sale are stated at market value, based on the closing price of the securities at the balance sheet date. Accordingly, unrealized gains and losses are reflected in other comprehensive income, net of applicable income taxes. For losses that are other than temporary, the cost basis of the securities is written down to fair value, and the amount of the write down is reflected in the statement of operations. The Company utilizes a first-in first-out cost basis to compute realized gains and losses. Realized gains and losses, dividends, interest income, and the amortization of discounts and premiums are reflected in the statement of operations. Purchases and sales of securities are recognized on a trade-date basis.

        The following are the components of marketable securities (in thousands):

	Cost Basis	Net Unrealized Gains	Fair Value
September 30, 2007
Equity securities:
Trading securities	$3,697	$4	$3,701
Available for sale securities	5,294	1,484	6,778

	$8,991	$1,488	$10,479

	Cost Basis	Net Unrealized Gains	Fair Value
December 31, 2006
Equity securities:
Available for sale securities	$5,942	$1,771	$7,713

        For the nine months ended September 30, 2007, the Company recognized net unrealized losses on available-for-sale securities of $0.2 million, net of the related tax benefit of $0.1 million. These losses are shown as a component of other comprehensive income for 2007.

        For the nine months ended September 30, 2007, the Company recognized net unrealized gains on trading securities of less then $0.1 million, net of the related tax expense of less than $0.1 million. The gains are included in income for 2007.

6. Equity Investments

        The Company applies the equity method of accounting for its 50% non-operating interest in Starfish Pipeline Company, L.L.C. ("Starfish"). Upon the acquisition of Starfish, there were differences between the purchase price allocated to the investments and the underlying equity of the subsidiary attributable to the Company's interest. The Company is amortizing these differences based upon the hypothetical purchase price allocation to the assets and liabilities of the subsidiaries as if the Company were consolidating Starfish. The difference between the carrying amount of the Company's equity method investment and the underlying equity attributable to the Company's interest is being amortized over 17 years. Summarized financial information for Starfish is as follows (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2007	2006	2007	2006
Revenues	$8,078	$8,907	$25,148	$21,486
Operating income	2,962	1,979	10,515	5,083
Net income	2,671	2,289	9,801	6,921

7. Property, Plant and Equipment

        Property, plant and equipment consist of (in thousands):

	September 30, 2007	December 31, 2006
Gas gathering facilities	$518,223	$289,586
Gas processing plants	218,237	217,080
Fractionation and storage facilities	23,609	23,470
Natural gas pipelines	42,337	42,361
Crude oil pipelines	19,113	19,113
NGL transportation facilities	5,326	5,326
Furniture, office equipment and other	2,641	2,641
Land, building and other equipment	22,989	20,705
Construction in progress	48,425	42,324

	900,900	662,606
Less: Accumulated depreciation	(136,479)	(108,271)

Total property, plant and equipment	$764,421	$554,335

        The Company capitalizes interest on major projects during construction. For the three and nine months ended September 30, 2007, the Company capitalized interest, including deferred finance costs, of $0.5 million and $2.8 million, respectively. For the three and nine months ended September 30, 2006, the Company capitalized interest, including deferred finance costs, of $0.2 million and $0.4 million, respectively.

        On September 27, 2007, the Partnership signed a gas gathering agreement wherein it agreed to acquire gathering assets located in Pittsburg County in Southeast Oklahoma for $5.0 million no later than November 25, 2007. In conjunction with the gas gathering agreement, the Partnership will invest up to an additional $25.0 million to support the development of certain coal bed methane initiatives with a new gathering system. The gathering assets are located adjacent to, and will become fully integrated with the Partnership's Woodford gathering system.

        Additionally, on September 28, 2007, the Partnership announced an approximate $100.0 million expansion of the Javelina plant. This expansion involves the installation of a steam methane reformer facility for the recovery of high purity hydrogen. Construction of the facility will begin in the fourth quarter of 2007.

8. Impairments of Long-Lived Assets

        The Company's policy is to evaluate whether there has been a permanent impairment in the value of long-lived assets when certain events have taken place that indicate that the remaining balance may not be recoverable. The Partnership evaluates the carrying value of its property and equipment on at least a segment level and at lower levels where cash flows for specific assets can be identified.

        The analysis determined that a system located in the Partnership's Other Southwest segment had future estimated cash inflows estimated to be near zero because the system was shut-in for a year, and as such the carrying amounts of the assets exceeded the estimated undiscounted cash flows. It was determined that an impairment of the system had occurred. Fair value of the long-lived assets was determined based on Management's opinion that the idle assets had no economic value. Therefore, an impairment of long-lived assets of $0.4 million was recognized during the three months ended September 30, 2007.

9. Long-Term Debt

        Debt is summarized below (in thousands):

	September 30, 2007	December 31, 2006
MarkWest Hydrocarbon Credit Facility
8.75% interest	$—	$—
Partnership Credit Facility
7.84% and 8.75% interest at September 30, 2007, and December 31, 2006, respectively, due December 2010	92,500	30,000
Partnership Senior Notes
6.875% interest, due November 2014	225,000	225,000
8.5% interest, net of original issue discount of $2,888 and $3,135, respectively, due July 2016	272,112	271,865

Total long-term debt	$589,612	$526,865

  MarkWest Hydrocarbon Standalone

        On August 18, 2006, the Company entered into the second amended and restated credit agreement (the "Company Credit Facility") which provides a maximum lending limit of $55.0 million, increased from $25.0 million; and extends the term from one to three years. The Company Credit Facility includes a $40.0 million revolving facility and a $15.0 million unit acquisition facility. The $15.0 million unit acquisition facility may be used to finance the acquisition of the Partnership's common units.

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

        The Company Credit Facility bears interest at a variable interest rate, plus basis points. The variable interest rate typically is based on the London Inter Bank Offering Rate; however, in certain borrowing circumstances the rate would be based on the higher of a) the Federal Funds Rate plus 0.5-1%, and b) a rate set by the Company Credit Facility's administrative agent, based on the U.S.

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

  •
  a minimum net worth of a) $30.0 million plus, b) 50% of consolidated net income (if positive) earned on or after July 1, 2006, plus, c) 100% of net proceeds of all equity issued by the Company subsequent to August 18, 2006; and

  •
  a minimum collateral coverage ratio of not less than 2.0:1.0 as of the date of any determination.

  MarkWest Energy Partners

  Partnership Credit Facility

        The Partnership's wholly owned subsidiary, MarkWest Energy Operating Company, L.L.C., has a $250.0 million revolving credit facility (the "Partnership Credit Facility"). The Partnership Credit Facility is guaranteed by the Partnership, substantially all of the Partnership's subsidiaries, and is collateralized by substantially all of the Partnership's assets and those of its subsidiaries. The borrowings under the Partnership Credit Facility bear interest at a variable interest rate, plus basis points. The basis points vary as defined in the fifth amendment to the Partnership Credit Facility. For the nine months ended September 30, 2007, the weighted average interest rate on the Credit Facility was 7.51%.

        Under the provisions of the Partnership Credit Facility, the Partnership is subject to a number of restrictions and covenants as defined in the fifth amendment to the Partnership Credit Facility. These covenants are used to calculate the available borrowing capacity on a quarterly basis. At September 30, 2007, available borrowings under the Partnership Credit Facility were $139.9 million.

  Senior Notes

        At September 30, 2007, the Partnership and its wholly owned subsidiary, MarkWest Energy Finance Corporation, had two series of senior notes outstanding; $225.0 million at a fixed rate of 6.875% due in November 2014 and $272.1 million, net of unamortized discount of $2.9 million, at a fixed rate of 8.5% due in July 2016 (the "2016 Notes"), together (the "Senior Notes"). The estimated fair value of the Senior Notes was approximately $478.3 million and $499.8 million at September 30, 2007 and December 31, 2006, respectively, based on quoted market prices.

        The Partnership has no independent assets or operations, other than investments in subsidiaries and issuances of debt. Each of the Partnership's existing subsidiaries, other than MarkWest Energy Finance Corporation, has guaranteed the Senior Notes jointly and severally and fully and unconditionally. The notes are senior unsecured obligations equal in right of payment with all of the Partnership's existing and future senior debt. These notes are effectively junior in right of payment to its secured debt to the extent of the assets securing the debt, including the Partnership's obligations in respect of the Partnership Credit Facility.

        The indentures governing the Senior Notes limit the activity of the Partnership and its restricted subsidiaries. Subject to compliance with certain covenants, the Partnership may issue additional notes from time to time under the indenture pursuant to Rule 144A and Regulation S under the Securities Act of 1933.

        The Partnership agreed to file an exchange offer registration statement or, under certain circumstances, a shelf registration statement, pursuant to a registration rights agreement relating to the 2016 Senior Notes. The Partnership failed to complete the exchange offer in the time provided for in the subscription agreements and as a consequence incurred penalty interest of 0.5% from January 7, 2007 until February 26, 2007, when the exchange offer was completed.

  Debt Commitment Letter

        The Partnership entered into a debt commitment letter, dated September 4, 2007, as amended on October 31, 2007, whereby, subject to the terms and conditions set forth therein, two new senior secured credit facilities in an aggregate amount of $575.0 million, subject to increase as described therein, consisting of a $225.0 million senior secured term loan and a $350.0 million senior secured revolving credit facility which under certain circumstances can be increased up to $450.0 million. Up to $25.0 million of the revolving credit facility will be available as a letter of credit sub-facility. Both the term loan and revolving credit facility will be senior secured obligations of the Partnership and guaranteed by MarkWest Energy Operating Company, L.L.C., the Company and substantially all of the subsidiaries of both the Partnership and the Company. Also in connection with the signing of the redemption and merger agreement, the Partnership committed to make an intercompany loan to the Company in the amount of $225.0 million to fund its obligations under the Redemption and Merger Agreement.

10. Derivative Financial Instruments

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

        Because of the strong correlation between NGL prices and crude oil prices and limited liquidity in the NGL financial market, the Company uses crude oil derivative instruments to manage NGL price risk. As a result of these transactions, the Company has mitigated its expected commodity price risk with agreements expiring at various times through the first quarter of 2011. The margins the Company earns from condensate sales are directly correlated with crude oil prices.

        The use of derivative instruments may expose the Company to the risk of financial loss in certain circumstances, including instances when (i) NGLs do not trade at historical levels relative to crude oil, (ii) sales volumes are less than expected requiring market purchases to meet commitments, or (iii) the Company's OTC counterparties fail to purchase or deliver the contracted quantities of natural gas, NGLs or crude oil or otherwise fail to perform. To the extent that the Company enters into derivative instruments, it may be prevented from realizing the benefits of favorable price changes in the physical market. The Company is similarly insulated, however, against unfavorable changes in such prices.

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

        Fair value is based on available market information for the particular derivative instrument, and incorporates the commodity, period, volume and pricing. Where published market values are not readily available, the Company uses a third-party service. Due to the use of mark-to-market accounting, the fair value of our commodity derivative instruments is equal to the carrying value. The impact of the

Company's commodity derivative instruments on consolidated financial position are summarized below (in thousands):

	September 30, 2007	December 31, 2006
Fair value of derivative instruments:
Current asset	$7,409	$9,938
Noncurrent asset	2,812	2,794
Current liability	(42,004)	(7,476)
Noncurrent liability	(32,122)	(1,460)
Risk management premiums:
Current asset	$380	$1,009
Noncurrent asset	717	717

        The Partnership has recorded premium payments relating to certain derivative option contracts as risk management deposits. The premiums allowed the Partnership to secure specific pricing on those contracts. The payment is recorded as an asset and is amortized through revenue as the puts expire or are exercised. The current and noncurrent risk management premiums have been recorded as "Other assets" and "Other long-term assets", respectively, in the accompanying Condensed Consolidated Balance Sheets.

        The Company accounts for the impact of its commodity derivative instruments as either a component of revenue or purchased product costs. Sales are recognized as a component of revenue and purchases as a component of purchased product costs. The Company also has a contract which creates a floor on the frac spread which can be realized on a specific volume purchased. Gains and losses from this contract are recorded as a component of purchased product costs. The Partnership accounts for the impact of its commodity derivative instruments as a component of revenue. The Partnership also has a contract allowing it to fix a component of the price of electricity at one of its plant locations. Gains and losses from the contract are recognized as a component of facility expenses. The consolidated impact of the Company's commodity derivative instruments on revenues are summarized below (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2007	2006	2007	2006
Revenue:
Realized (loss) gain	$(4,013)	$(1,974)	$674	$(1,911)
Unrealized (loss) gain	(20,373)	24,695	(52,882)	10,317

Derivative (loss) gain	$(24,386)	$22,721	$(52,208)	$8,406

        The consolidated impact of the Company's commodity derivative instruments included in purchased product costs and facility expenses in the accompanying Condensed Consolidated Statements of Operations are summarized below (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2007	2006	2007	2006
Purchased product costs:
Realized loss	$(3,490)	$—	$(4,691)	$—
Unrealized loss	(10,960)	—	(14,468)	—
Facility expenses:
Unrealized gain (loss)	$245	$—	$(351)	$—

11. Income Taxes

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

        The Company bases the effective corporate tax rate for interim periods on the estimated annual effective corporate tax rate. For the nine months ended September 30, 2007 and 2006, the estimated annual effective corporate tax rate was 42.7% and 35.4%, respectively. The 2007 estimated annual effective income tax rate varies from the statutory rate mostly due to a change in the valuation allowance in the state Net Operating Losses ("NOL") related to the state NOL utilization. As a result, income tax benefit totaled $7.9 million and $10.3 million for the three and nine months ended September 30, 2007, respectively. Income tax expense totaled $5.4 million and $5.9 million for the three and nine months ended September 30, 2006, respectively.

        The Company adopted FIN 48, effective January 1, 2007. The interpretation clarifies the accounting for uncertainty in income taxes recognized in a company's financial statements in accordance with SFAS 109. Specifically, the pronouncement prescribes a "more likely than not" recognition threshold and a measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. The interpretation also provides guidance on the related derecognition, classification, interest and penalties, accounting for interim periods, disclosure and transition of uncertain tax positions. As a result of the implementation of FIN 48, the Company recognized a liability of $0.4 million for unrecognized income tax benefits in the first quarter of 2007, none of which would affect the Company's effective tax rate if recognized. Included in the unrecognized income tax benefit is a $0.1 million reduction of retained earnings.

        On July 12, 2007, the State of Michigan enacted changes in its taxation scheme. As a result, the Company has made the necessary adjustments to the deferred tax assets (and liabilities) in the form of a charge (or benefit) to income, as part of its income tax provision in the third quarter. Michigan's new tax law replaces the single business tax with a two-prong tax. The two prongs comprise a tax at the rate of 0.8% of a taxpayer's modified gross receipts and a tax at the rate of 4.95% of the taxpayer's business income. The new tax takes effect on January 1, 2008 and applies to all business activity occurring after December 31, 2007. The current single business tax will remain in effect through December 31, 2007. The current single business tax will remain in effect through December 31, 2007. Adopted on September 30, 2007, and effective January 1, 2008, Michigan House Bill 5104 creates a deduction from a taxpayer's pre-apportioned business income tax base equal to the total book-tax difference triggered by the enactment of the Michigan business tax that results in a net deferred tax liability. The net impact to the Partnership was a $0.2 million charge to income in the third quarter of 2007, with the Company recording its proportionate share of less than $0.1 million.

        The Texas margin tax law that was signed into law on May 18, 2006, causes the Partnership to be subject to an entity-level tax on the portion of its income that is generated in Texas beginning with tax year ending in 2007. The Texas margin tax is imposed at a maximum effective rate of 1.0%. Imposition of such a tax on the Partnership by Texas reduces the cash available for distribution to unitholders. Consistent with the principles of accounting for income taxes, the Partnership adjusted its deferred tax liability and expense by $0.1 million and $0.2 million for the three and nine months ended September 30, 2007, respectively, related to the Partnership's temporary differences that are expected to reverse in future periods when the tax will apply. No adjustment was recorded for the three months ended September 30, 2006 and a deferred tax liability of $0.7 million was recorded for the nine months ended September 30, 2006.

        The Company recognizes interest and penalties related to uncertain tax positions in "Interest expense" and "Selling, general and administrative expenses" in the accompanying Condensed Consolidated Statements of Operations. As of the date of adoption, the Company has approximately $0.1 million of accrued interest and penalties related to uncertain tax positions.

        The tax years 2002 through 2006 remain open to examination by the major taxing jurisdictions to which the Company is subject.

12. Incentive Compensation Plans

        The Company's shareholders have adopted the 2006 Stock Incentive Plan (the "2006 Plan"), the 2006 Plan allows for the grant of a maximum of 1.0 million restricted shares and stock options. The 2006 Plan is administered by the Compensation Committee of the Company's Board of Directors.

        The Company has also entered into arrangements with certain directors and employees of the Company referred to as the Participation Plan. Under it, the Company is able to sell interests in the Partnership's General Partner under a purchase and sale agreement. The Company has not sold any interests in the General Partner since the first quarter of 2006.

        The general partner of the Partnership has adopted the Long Term Incentive Plan (the "LTIP") for employees and directors of the general partner, as well as employees of its affiliates who perform services for the Partnership. The LTIP currently permits the grant of awards covering an aggregate of

1.0 million common units, comprised of 0.4 million restricted units and 0.6 million unit options. The LTIP is administered by the Compensation Committee of the General Partner's Board of Directors. As of September 30, 2007 the Partnership had not issued any unit options.

        Total compensation cost for share-based pay arrangements was as follows (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2007	2006	2007	2006
MarkWest Hydrocarbon
Stock options	$—	$10	$—	$45
Restricted stock	217	111	590	315
General partner interests under Participation Plan	(510)	8,168	13,263	12,141
Subordinated units under Participation Plan	—	21	—	(8)
MarkWest Energy Partners
Restricted units	61	532	1,240	1,103

Total compensation cost	$(232)	$8,842	$15,093	$13,596

        Compensation expense has been recorded as "Selling, general and administrative expenses" in the accompanying Condensed Consolidated Statements of Operations. The expense not yet recognized as of September 30, 2007, related to unvested restricted stock and unvested restricted units was $0.9 million and $1.7 million, respectively, with weighted average remaining vesting periods of 1.8 and 1.7 years, respectively. The actual compensation cost recognized might differ for the restricted units, as they qualify as liability awards, which are affected by changes in fair value.

  2006 Stock Incentive Plan

        The following summarizes the impact of stock option activity under the 2006 Plan (in thousands of shares):

	Three months ended September 30,		Nine months ended September 30,
	2007	2006	2007	2006
Options exercised, cashless	—	—	1	7
Shares issued, cashless	—	—	1	4
Options exercised, cash	—	2	13	32
Shares issued, cash	—	2	13	32

        For the nine months ended September 30, 2007 and 2006, the Company received exercise proceeds of $0.1 million and $0.3 million, respectively, for the exercise of stock options. The Company has not granted any stock options since 2004. The fair value of each option granted in 2004 was estimated using the Black-Scholes option-pricing model. The following assumptions were used to compute the weighted-average fair value of options granted:

2004
Expected life of options	6 years
Risk free interest rate	3.62%
Estimated volatility	32%
Dividend yield	4.7%

        During the nine months ended September 30, 2007, the Company had not granted any stock options and there were no forfeitures or cancellations of exercisable options. The following is a summary of stock option activity under the 2006 Plan:

	Number of Shares	Weighted- average Exercise Price	Weighted- average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding and Exercisable at December 31, 2006	65,635	$7.48
Exercised	(13,645)	8.55

Outstanding and Exercisable at September 30, 2007	51,990	7.20	4.3	$2,647,946

	Three months ended September 30,		Nine months ended September 30,
	2007	2006	2007	2006
Total fair value of options vested during the period	$—	$53,746	$—	$120,932
Total intrinsic value of options exercised during the period	14,787	46,006	701,892	605,377

        The following is a summary of restricted stock granted under the 2006 Plan:

	Number of Shares	Weighted-average Grant-date Fair Value
Unvested at December 31, 2006	41,694	$26.89
Granted	17,161	47.89
Vested	(7,197)	20.51
Forfeited	(5,054)	31.10

Unvested at September 30, 2007	46,604	35.16

	Nine months ended September 30,
	2007	2006
Weighted-average grant-date fair value of restricted stock granted during the period	$821,840	$375,500
Total fair value of restricted stock vested during the period	147,605	44,526

        During the nine months ended September 30, 2007 and 2006, the Company received no proceeds for issuing restricted stock, and there were no cash settlements.

        Pursuant to the terms of the amended and restated Class B Membership Interest Contribution Agreement dated October 26, 2007, all outstanding interests in the General Partner will be exchanged for a combination of the Partnership's common units and cash on the date of the merger as described in Note 4. The exchange will be accounted for as a settlement of a share based payment liability under SFAS 123R, Share Based Payment ("SFAS 123R"), and any difference between the carrying value of the Company's liability and the payment at the time of the redemption and merger will be recorded as additional compensation expense.

  Long Term Incentive Plan

        The following is a summary of restricted units granted under the LTIP:

	Number of Units	Weighted-average Grant-date Fair Value
Unvested at December 31, 2006	125,200	$24.14
Granted	52,716	31.55
Vested	(40,912)	23.50
Forfeited	(12,682)	25.63

Unvested at September 30, 2007	124,322	27.34

	Three months ended September 30,		Nine months ended September 30,
	2007	2006	2007	2006
Weighted-average grant-date fair value of restricted units granted during the period	$177,305	$—	$1,663,379	$1,412,933
Total fair value of restricted units vested during the period	19,296	162,140	1,281,046	612,513

        During the nine months ended September 30, 2007, and 2006, the Partnership received no proceeds (other than the contributions by the General Partner to maintain its 2% ownership interest) for issuing restricted units, and there were no cash settlements. None of the restricted units that vested in 2007 and 2006 were redeemed by the Partnership for cash. For the nine months ended September 30, 2007 and 2006, the Partnership issued 40,912 and 25,986 common units, respectively.

        On September 5, 2007, the Compensation Committee of the General Partner's Boards of Directors approved a share based payment arrangement that would provide for the grant of up to 795,000 phantom units to senior executives and other key employees. Any grant is contingent upon the closing of the redemption and merger as described in Note 4.

13. Dividends Paid to Shareholders

        On October 26, 2007, the Company's Board of Directors declared a quarterly cash dividend of $0.36 per share, payable on November 21, 2007, to the stockholders of record as of the close of business on November 9, 2007. The ex-dividend date will be November 7, 2007.

14. Earnings Per Share

        Basic and diluted income (loss) per common share is computed in accordance with SFAS 128, Earnings per Share. Basic income (loss) per common share is computed by dividing net income (loss) attributable to common stockholders by the weighted average number of shares of common stock outstanding. For the three months ended September 30, 2007 and 2006, there is no difference between basic and diluted income (loss) per share since potential common shares from the exercises of stock options are anti-dilutive and are, therefore, excluded from the calculation of income (loss) per share.

        Options to purchase 51,990 shares of common stock were outstanding as of September 30, 2007, and were exercisable into 51,990 shares of common stock as of September 30, 2007, but were not included in the calculation of diluted income (loss) per share because the effect of their inclusion would have been anti-dilutive. The following table shows the computation of basic and diluted earnings per share and the weighted-average shares used to compute diluted net income per share (in thousands, except per share data):

	Three months ended September 30,		Nine months ended September 30,
	2007	2006	2007	2006
Net (loss) income	$(7,454)	$10,004	$(13,769)	$10,704

Weighted average common shares outstanding during the period	12,001	11,956	11,995	11,933
Effect of dilutive instruments(1)	—	59	—	88

Weighted average common shares outstanding during the period including the effects of dilutive instruments(1)	12,001	12,015	11,995	12,021

Net (loss) income per share:
Basic	$(0.62)	$0.84	$(1.15)	$0.90

Diluted(1)	$(0.62)	$0.83	$(1.15)	$0.89

(1)
Due to the Company's net loss for the three and nine months ended September 30, 2007, 45,793 and 58,153 shares, respectively, were excluded from the calculation of diluted shares because the common shares were anti-dilutive.

15. Commitments and Contingencies

  Legal

        The Company is subject to a variety of risks and disputes, and is a party to various legal proceedings in the normal course of its business. The Company maintains insurance policies in amounts and with coverage and deductibles as it believes is reasonable and prudent. However, the Company cannot assure either that the insurance companies will promptly honor their policy obligations or that the coverage or levels of insurance will be adequate to protect the Partnership from all material expenses related to future claims for property loss or business interruption to the Company and the Partnership (collectively MarkWest); or for third-party claims of personal and property damage; or that the coverages or levels of insurance it currently has will be available in the future at economical prices.

While it is not possible to predict the outcome of the legal actions with certainty, Management is of the opinion that appropriate provision and accruals for potential losses associated with all legal actions have been made in the financial statements.

        In June 2006, the Office of Pipeline Safety ("OPS") issued a Notice of Probable Violation and Proposed Civil Penalty ("NOPV") (CPF No. 2-2006-5001) to both MarkWest Hydrocarbon and Equitable Production Company. The NOPV is associated with the pipeline leak and an ensuing explosion and fire that occurred on November 8, 2004 in Ivel, Kentucky on an NGL pipeline owned by Equitable Production Company and leased and operated by our subsidiary, MarkWest Energy Appalachia, LLC. The NOPV sets forth six counts of violations of applicable regulations, and a proposed civil penalty in the aggregate amount of $1,070,000. An administrative hearing on the matter, previously set for the last week of March, 2007, was postponed to allow the administrative record to be produced and to allow OPS an opportunity to responds to a motion to dismiss one of the counts of violations, which involves $825,000 of the $1,070,000 proposed penalty. This count arises out of alleged activity in 1982 and 1987, which predates MarkWest's leasing and operation of the pipeline. MarkWest believes it has viable defenses to the remaining counts and will vigorously defend all applicable assertions of violations at the hearing.

        Related to the above referenced 2004 pipeline explosion and fire incident, MarkWest Hydrocarbon and the Partnership have filed an action captioned MarkWest Hydrocarbon, Inc., et al. v. Liberty Mutual Ins. Co., et al. (District Court, Arapahoe County, Colorado, Case No. 05CV3953 filed August 12, 2005), as removed to the U.S. District Court for the District of Colorado, (Civil Action No. 1:05-CV-1948, on October 7, 2005) against their All-Risks Property and Business Interruption insurance carriers as a result of the insurance companies' refusal to honor their insurance coverage obligation to pay the Partnership for certain costs related to the pipeline incident. The costs include internal costs incurred for damage to, and loss of use of the pipeline, equipment and products; extra transportation costs incurred for transporting the liquids while the pipeline is out of service; reduced volumes of liquids that could be processed; and the costs of complying with the OPS Corrective Action Order (hydrostatic testing, repair/replacement and other pipeline integrity assurance measures). Following initial discovery, MarkWest was granted leave of the Court to amend its complaint to add a bad faith claim and a claim for punitive damages. The Partnership has not provided for a receivable for any of the claims in this action because of the uncertainty as to whether and how much it will ultimately recover under the policies. The costs associated with this claim have been expensed as incurred and any potential recovery from the All-Risks Property and Business Interruption insurance carriers will be recognized if and when it is received. Trial has been set for three weeks in April 2008. The Defendant insurance companies and MarkWest have each filed separate summary judgment motions in the action and these motions are pending with the Court. Discovery in the action is also continuing.

        With regard to the Partnership's Javelina facility, MarkWest Javelina is a party with numerous other defendants to several lawsuits brought by various plaintiffs who had residences or businesses located near the Corpus Christi industrial area, an area which included the Javelina gas processing plant, and several petroleum, petrochemical and metal processing and refining operations. These suits, Victor Huff v. ASARCO Incorporated, et al. (Cause No. 98-01057-F, 214th Judicial Dist. Ct., County of Nueces, Texas, original petition filed in March 3, 1998); Jason and Dianne Gutierrez, individually and as representative of the estate of Sarina Galan Gutierrez (Cause No. 05-2470-A, 28TH Judicial District, severed May 18, 2005, from the Gonzales case cited above); and Esmerejilda G. Valasquez, et al. v. Occidental Chemical Corp., et al., Case No. A-060352-C, 128th Judicial District, Orange County, Texas, original petition filed July 10, 2006; as refiled from previously dismissed petition captioned Jesus Villarreal v. Koch Refining Co. et al., Cause No. 05-01977-F, 214th Judicial Dist. Ct., County of Nueces, Texas, originally filed April 27, 2005), set forth claims for wrongful death, personal injury or property damage, harm to business operations and nuisance type claims, allegedly incurred as a result of operations and emissions from the various industrial operations in the area or from products Defendants allegedly manufactured, processed, used, or distributed. The actions have been and are being vigorously defended and; based on initial evaluation and consultations; it appears at this time that these actions should not have a material adverse impact on the Partnership's business.

        In August 2007, an action styled Marvin Wageman, et al. v. MarkWest Western Oklahoma Gas Company, L.L.C., (District Court, Pittsburg County, Oklahoma, Case # C-2007-924, filed August 14, 2007), was filed against MarkWest Western Oklahoma Gas Company, L.L.C., alleging a breach of certain special construction provisions attached to a right of way agreement with MarkWest, enabling construction of a gas pipeline across property owned by Plaintiffs. The Partnership has filed an answer denying the plaintiffs' allegations. No scheduling order has been issued to date, and discovery has not commenced. Due to the very preliminary stage in this matter, the likelihood of success cannot be predicted at this time, but based on the current evaluations; it appears at this time that this action should not have a material impact on our interests. The Partnership will vigorously defend against liability.

        In the ordinary course of business, the Company is a party to various other legal actions. In the opinion of Management, none of these actions, either individually or in the aggregate, will have a material adverse effect on the Company's financial condition, liquidity or results of operations.

16. Segment Reporting

        The Company's operations are classified into two reportable segments:

  1.
  MarkWest Hydrocarbon Standalone—MarkWest Hydrocarbon Standalone (the "Standalone Segment") sells its equity and third-party NGLs, purchases third-party natural gas and sells its equity and third-party natural gas. Between February 2004 and June 2006, the Standalone Segment was engaged in the wholesale propane marketing business through a third-party agency agreement. The Standalone Segment operates the Partnership, a publicly traded limited partnership.

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

        Selling, general and administrative expenses are allocated to the segments based on direct expenses incurred by the segments or allocated based on the percent of time that employees devote to the segment in accordance with the Partnership's services agreement with the Standalone Segment. The tables below present information about the net income for the reported segments.

  Three months ended September 30, 2007 (in thousands):

	MarkWest Hydrocarbon Standalone	MarkWest Energy Partners	Consolidating Entries	Total
Revenue:
Revenue	$45,745	$174,918	$(20,729)	$199,934
Derivative loss	(16,531)	(7,855)	—	(24,386)

Total revenue	29,214	167,063	(20,729)	175,548
Purchased product costs	47,443	89,474	(14,858)	122,059
Facility expenses	5,199	19,346	(5,921)	18,624
Selling, general and administrative expenses	1,828	9,565	—	11,393
Depreciation	240	10,893	—	11,133
Amortization of intangible assets	—	4,168	—	4,168
Accretion of asset retirement and lease obligations	—	30	—	30
Impairments	—	356	—	356

(Loss) income from operations	(25,496)	33,231	50	7,785
Other income (expense):
Earnings from unconsolidated affiliates	—	1,264	—	1,264
Interest income	253	150	—	403
Interest expense	(130)	(10,072)	—	(10,202)
Amortization of deferred financing costs (a component of interest expense)	(69)	(702)	—	(771)
Dividend income	169	1	—	170
Miscellaneous income	619	593	(63)	1,149

(Loss) income before non-controlling interest in net income of consolidated subsidiary and income taxes	(24,654)	24,465	(13)	(202)
Non-controlling interest in net income of consolidated subsidiary	—	—	(15,131)	(15,131)
Interest in net income of consolidated subsidiary	9,303	—	(9,303)	—

(Loss) income before taxes	(15,351)	24,465	(24,447)	(15,333)
Provision for income tax benefit (expense)	7,909	(304)	274	7,879

Net (loss) income	$(7,442)	$24,161	$(24,173)	$(7,454)

Total assets	$191,289	$1,342,866	$(97,697)	$1,436,458

  Three months ended September 30, 2006 (in thousands):

	MarkWest Hydrocarbon Standalone	MarkWest Energy Partners	Consolidating Entries	Total
Revenue:
Revenue	$53,223	$163,888	$(19,694)	$197,417
Derivative gain	10,051	12,670	—	22,721

Total revenue	63,274	176,558	(19,694)	220,138
Purchased product costs	40,150	95,533	(13,746)	121,937
Facility expenses	5,099	15,689	(5,948)	14,840
Selling, general and administrative expenses	5,991	13,078	—	19,069
Depreciation	221	7,905	—	8,126
Amortization of intangible assets	—	4,029	—	4,029
Accretion of asset retirement and lease obligations	—	24	—	24

Income from operations	11,813	40,300	—	52,113
Other income (expense):
Earnings from unconsolidated affiliates	—	1,067	—	1,067
Interest income	34	230	—	264
Interest expense	(60)	(9,523)	—	(9,583)
Amortization of deferred financing costs (a component of interest expense)	(55)	(6,066)	—	(6,121)
Dividend income	112	—	—	112
Miscellaneous income	8	3,970	—	3,978

Income before non-controlling interest in net income of consolidated subsidiary and income taxes	11,852	29,978	—	41,830
Non-controlling interest in net income of consolidated subsidiary	—	—	(26,438)	(26,438)
Interest in net income of consolidated subsidiary	3,540	—	(3,540)	—

(Loss) income before taxes	15,392	29,978	(29,978)	15,392
Provision for income tax expense	(5,388)	—	—	(5,388)

Net income	$10,004	$29,978	$(29,978)	$10,004

Total assets	$101,620	$1,061,974	$(19,032)	$1,144,562

  Nine months ended September 30, 2007 (in thousands):

	MarkWest Hydrocarbon Standalone	MarkWest Energy Partners	Consolidating Entries	Total
Revenue:
Revenue	$170,830	$478,608	$(59,096)	$590,342
Derivative loss	(30,061)	(22,147)	—	(52,208)

Total revenue	140,769	456,461	(59,096)	538,134
Purchased product costs	148,963	265,810	(40,882)	373,891
Facility expenses	14,974	52,605	(18,478)	49,101
Selling, general and administrative expenses	15,046	35,882	—	50,928
Depreciation	826	27,806	—	28,632
Amortization of intangible assets	—	12,504	—	12,504
Accretion of asset retirement and lease obligations	—	85	—	85
Impairment	—	356	—	356

(Loss) income from operations	(39,040)	61,413	264	22,637
Other income (expense):
Earnings from unconsolidated affiliates	—	4,687	—	4,687
Interest income	1,374	2,549	—	3,923
Interest expense	(252)	(28,418)	—	(28,670)
Amortization of deferred financing costs (a component of interest expense)	(198)	(2,024)	—	(2,222)
Dividend income	427	82	—	509
Miscellaneous income (expense)	474	(668)	(63)	(257)

(Loss) income before non-controlling interest in net income of consolidated subsidiary and income taxes	(37,215)	37,621	201	607
Non-controlling interest in net income of consolidated subsidiary	—	—	(24,653)	(24,653)
Interest in net income of consolidated subsidiary	12,915	—	(12,915)	—

(Loss) income before taxes	(24,300)	37,621	(37,367)	(24,046)
Provision for income tax benefit (expense)	10,329	(429)	377	10,277

Net (loss) income	$(13,971)	$37,192	$(36,990)	$(13,769)

  Nine months ended September 30, 2006 (in thousands):

	MarkWest Hydrocarbon Standalone	MarkWest Energy Partners	Consolidating Entries	Total
Revenue:
Revenue	$217,503	$486,301	$(55,288)	$648,516
Derivative gain	2,397	6,009	—	8,406

Total revenue	219,900	492,310	(55,288)	656,922
Purchased product costs	184,677	296,368	(37,327)	443,718
Facility expenses	15,678	44,918	(17,961)	42,635
Selling, general and administrative expenses	13,102	30,404	—	43,506
Depreciation	820	22,462	—	23,282
Amortization of intangible assets	—	12,072	—	12,072
Accretion of asset retirement and lease obligations	—	75	—	75

Income from operations	5,623	86,011	—	91,634
Other income (expense):
Earnings from unconsolidated affiliates	—	3,240	—	3,240
Interest income	397	709	—	1,106
Interest expense	(212)	(31,213)	—	(31,425)
Amortization of deferred financing costs (a component of interest expense)	(105)	(7,700)	—	(7,805)
Dividend income	327	—	—	327
Miscellaneous income	160	7,577	—	7,737

Income before non-controlling interest in net income of consolidated subsidiary and income taxes	6,190	58,624	—	64,814
Non-controlling interest in net income of consolidated subsidiary	—	—	(48,255)	(48,255)
Interest in net income of consolidated subsidiary	10,233	—	(10,233)	—

Income (loss) before taxes	16,423	58,624	(58,488)	16,559
Provision for income tax (expense) benefit	(5,719)	(679)	543	(5,855)

Net income	$10,704	$57,945	$(57,945)	$10,704

17. Restatement of Condensed Consolidated Financial Statements

        Subsequent to the issuance of the Company's condensed consolidated financial statements for the quarter ended September 30, 2006, the Company determined that certain revenue transactions in the MarkWest Energy Partners segment were reported net and should be accounted for gross as a principal, pursuant to EITF Issue No. 99-19, Reporting Revenue Gross as a Principal versus Net as an Agent ("EITF 99-19"). EITF 99-19 requires the Company to record revenue gross when its acts as the principal in a transaction and net when it acts as an agent. As a result, the Company has restated its condensed consolidated financial statements for the three and nine months periods ended September 30, 2006.

        The following tables present the impact of the restatement on the affected line items of the Condensed Consolidated Statements of Operations for the periods presented (in thousands):

	Three Months Ended September 30, 2006			Nine Months Ended September 30, 2006
	As Previously Reported	Adjustment	Restated	As Previously Reported	Adjustment	Restated
Revenue	183,516	13,901	197,417	610,985	37,531	648,516
Total revenue	$206,237	$13,901	$220,138	$619,391	$37,531	$656,922
Purchased product costs(1)	108,220	13,717	121,937	406,245	37,473	443,718
Facility expenses(1)	14,656	184	14,840	42,577	58	42,635
Total operating expenses	154,124	13,901	168,025	527,757	37,531	565,288
Income from operations	52,113	—	52,113	91,634	—	91,634

(1)
In addition, we corrected a misclassification between facilities expense and purchase product costs, which totaled $184 and $58 for the three and nine months ended September 30, 2006, respectively.

        The restatement of revenue and expenses does not affect net income, earnings per unit, the Condensed Consolidated Statements of Partners' Capital or the Condensed Consolidated Balance Sheets.

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

        Management bases these statements on its expectations, estimates, assumptions and beliefs concerning future events affecting us and therefore involves a number of risks and uncertainties. We caution that forward-looking statements are not guarantees and that actual results could differ materially from those expressed or implied.

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

  •
  weather conditions; and

  •
  the threat of terrorist attacks or war.

        This list is not necessarily complete. Other unknown or unpredictable factors could also have material adverse effects on future results. The Company does not update publicly any forward-looking statement with new information or future events. Investors are cautioned not to put undue reliance on forward-looking statements as many of these factors are beyond our ability to control or predict. Additional information concerning these and other factors is contained in our SEC filings, including but not limited to, our Annual Report on Form 10-K, as amended, for the year ended December 31, 2006.

General

  Restatements

        As discussed in Note 17 to the condensed consolidated financial statements included in Item 1 of this Quarterly Report on Form 10-Q, we have restated our previously reported results to properly record certain types of revenue transactions on a gross presentation the MarkWest Energy Partners segment consistent with the guidance in Emerging Issues Task Force Issue Number 99-19, Reporting Revenue Gross as a Principal versus Net as an Agent. These transactions were previously accounted for net as an agent. This guidance requires us to record revenue gross when it acts as a principal and net when it acts as an agent.

Overview

        We are an energy company primarily focused on marketing natural gas liquids in support of our Appalachian processing agreements and increasing shareholder value by growing MarkWest Energy Partners (the "Partnership"), our consolidated subsidiary and a publicly traded master limited partnership. The Partnership is engaged in the gathering, processing and transmission of natural gas; the transportation, fractionation and storage of natural gas liquids; and the gathering and transportation of crude oil.

        Our assets consist primarily of our interest in the Partnership and certain processing agreements in Appalachia. As of September 30, 2007, the Company owned a 15% interest in the Partnership, consisting of the following:

  •
  4,938,992 common units, representing a 13% limited partner interest in the Partnership; and

  •
  89.7% ownership interest in MarkWest Energy GP, L.L.C., the General Partner of the Partnership, which in turn owns a 2% General Partner interest and all of the incentive distribution rights in the Partnership.

        To better understand our business and the results of operations discussed below, it is important to have an understanding of four factors:

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
  The nature of our relationship with MarkWest Energy Partners; and

  •
  MarkWest Energy Partners' acquisition activity.

  Net Operating Margin (a non-GAAP financial measure)

        Management evaluates contract performance on the basis of net operating margin (a "non-GAAP" financial measure), which is defined as income (loss) from operations, excluding facility cost, selling, general and administrative expense, depreciation, amortization, impairments and accretion of asset retirement obligations. These charges have been excluded for the purpose of enhancing the understanding by both management and investors of the underlying baseline operating performance of our contractual arrangements, which management uses to evaluate our financial performance for purposes of planning and forecasting. Net operating margin does not have any standardized definition and therefore is unlikely to be comparable to similar measures presented by other reporting companies. Net operating margin results should not be evaluated in isolation of, or as a substitute for our financial results prepared in accordance with GAAP. Our usage of net operating margin and the underlying methodology in excluding certain charges is not necessarily an indication of the results of operations expected in the future, or that we will not, in fact, incur such charges in future periods. The following reconciles this non-GAAP financial measure to the most comparable GAAP financial measure (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2007	2006	2007	2006
Revenue	$175,548	$220,138	$538,134	$656,922
Purchased product costs	122,059	121,937	373,891	443,718

Net operating margin	53,489	98,201	164,243	213,204
Facility expenses	18,624	14,840	49,101	42,635
Selling, general and administrative expenses	11,393	19,069	50,928	43,506
Depreciation	11,133	8,126	28,632	23,282
Amortization of intangible assets	4,168	4,029	12,504	12,072
Accretion of asset retirement obligations	30	24	85	75
Impairments	356	—	356	—

Income from operations	$7,785	$52,113	$22,637	$91,634

  Our Business

  MarkWest Hydrocarbon Standalone

        Our marketing group markets NGL production in Appalachia. In the third quarter of 2007, we sold approximately 31.8 million gallons of NGLs extracted at the Partnership's Siloam facility. This includes approximately 11.2 million gallons sold on behalf of the Partnership at no mark-up in the Standalone Segment. We ship NGL products from Siloam by truck, rail and barge. Our marketing customers include propane retailers, refineries, petrochemical plants and NGL product resellers. Most marketing sales contracts have terms of one year or less, are made on best-efforts basis and are priced in reference to Mt. Belvieu index prices or plant posting prices. In addition to our NGL product sales, our marketing operations also purchase natural gas for delivery to the account of producers, pursuant to our keep-whole processing contracts.

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

        In Appalachia, we have entered into various operating agreements with one customer related to the delivery of natural gas into its transmission facilities, located upstream of the Partnership's Kenova, Boldman and Cobb facilities. Under the terms of these operating agreements, the customer has agreed to use reasonable, diligent efforts to supply these facilities with consistent volumes of natural gas it ships on behalf of the Appalachian producers. The initial terms of our agreements with this customer run through February 9, 2015, with annual renewals thereafter.

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

        Our natural gas marketing group markets natural gas for the Partnership and purchases the necessary replacement Btu gas requirements and assists with business development efforts. From February 2004 through June 2006, we engaged in the wholesale propane marketing business through a third-party agency agreement. We completed the terms of the termination agreement with the third-party agency in February 2007. We also enter into future sale agreements that, as derivative instruments, are marked-to-market.

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

        The terms of the Partnership's contracts vary based on gas quality conditions, the competitive environment when the contracts are signed and customer requirements. The Partnership's contract mix and, accordingly, its exposure to natural gas and NGL prices, may change as a result of changes in producer preferences, its expansion in regions where some types of contracts are more common and other market factors. Any change in mix will impact the Partnership's financial results.

        The Partnership's primary exposure to keep-whole contracts was limited to its Arapaho processing plant in Oklahoma and its East Texas processing contracts. At the Arapaho plant inlet, the Btu content of the natural gas meets the downstream pipeline specification; however, the Partnership has the option of extracting NGLs when the processing margin environment is favorable. In addition, approximately 25% of the volumes are linked to gas gathering contracts that include additional fees to cover plant operating costs, fuel costs and shrinkage costs in a low-processing margin environment.

        For the nine months ended September 30, 2007, approximately 12% of the gas volumes processed in East Texas for producers was under keep-whole terms. The Partnership's keep-whole exposure in this area was offset to a great extent because the East Texas agreements provide for the retention of natural gas as a part of the gathering and compression arrangements with all producers on the system. This excess gas helps offset the amount of replacement natural gas purchases required to keep its producers whole on an MMBtu basis, thereby creating a partial natural hedge. The net result is a significant reduction in volatility for these changes in natural gas prices. The remaining volatility for these contracts results from changes in NGL prices. The Partnership has an active commodity risk management program in place to reduce the impact of changing NGL prices.

        For the nine months ended September 30, 2007, we calculated the following approximate percentages of the Partnership's revenue and net operating margin from the following types of contracts:

	Fee-Based	Percent-of-Proceeds(1)	Percent-of-Index(2)	Keep-Whole(3)
Revenue	15%	38%	29%	18%
Net operating margin	33%	42%	7%	18%

(1)
Includes other types of arrangements tied to NGL prices.

(2)
Includes settlement margin, condensate sales and other types of arrangements tied to natural gas prices.

(3)
Includes settlement margin, condensate sales and other types of arrangements tied to both NGL and natural gas prices.

        The Partnership's short natural gas positions under keep-whole contracts are largely offset by its long positions in other operating areas. As a result, the net exposure to natural gas is not significant. While the percentages in the table above accurately reflect the percentages by contract type, the Partnership manages its business by taking into account the offset described above, required levels of operational flexibility and the fact that its hedge plan is implemented on this basis. When considered on this basis, the calculated percentages for the net operating margin in the table above for percent-of-proceeds, percent-of-index and keep-whole contracts change to 63%, 0% and 4%, respectively.

  Our Relationship with MarkWest Energy Partners

        We spun off the majority of our then-existing natural gas gathering and processing and NGL transportation, fractionation and storage assets into the Partnership in May 2002, just before the Partnership completed its initial public offering. At the time of its formation and initial public offering, we entered into four contracts with the Partnership whereby the Partnership provides midstream services in Appalachia to us for a fee. Additionally, the Partnership receives 100% of all fee and percent-of-proceeds consideration for the first 10 MMcf/d that it gathers and processes in Michigan. The Standalone Segment retains a 70% net profit interest in the gathering and processing income earned on quarterly pipeline throughput in excess of 10 MMcf/d. In accordance with GAAP, the Partnership's financial results are included in our consolidated financial statements. All intercompany accounts and transactions are eliminated during consolidation.

        As a result of the contracts mentioned above, the Standalone Segment is one of the Partnership's largest customers. For the nine months ended September 30, 2007, we accounted for 13% of the Partnership's revenues and 11% of its net operating margin, respectively, compared to 11% of revenues and 12% of net operating margin for the nine months ending September 30, 2006.

        We control and operate the Partnership through our majority ownership in the Partnership's General Partner. Our employees are responsible for conducting the Partnership's business and operating its assets pursuant to a services agreement, which was formalized and made effective January 1, 2004.

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

        On September 5, 2007, we announced that we entered into an Agreement and Plan of Redemption and Merger with the Partnership. See Note 4 to the condensed consolidated financial statements, included in Item 1 of this Quarterly Report on Form 10-Q for a discussion of the redemption and merger.

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

        Since the Partnership's initial public offering, it has completed nine acquisitions for an aggregate purchase price of approximately $810.0 million. The acquisitions were individually accounted for as either a business combination or an acquisition of assets under GAAP. Summary information regarding each of these acquisitions is presented below (consideration in millions):

Name	Assets	Location	Consideration	Closing Date
Santa Fe	Gathering system	Oklahoma	$15.0	December 29, 2006
Javelina(1)	Gas processing and fractionation facility	Corpus Christi, TX	398.8	November 1, 2005
Starfish(2)	Natural gas pipeline, gathering system and dehydration facility	Gulf of Mexico/Southern Louisiana	41.7	March 31, 2005
East Texas	Gathering system and gas processing assets	East Texas	240.7	July 30, 2004
Hobbs	Natural gas pipeline	New Mexico	2.3	April 1, 2004
Michigan Crude Pipeline	Common carrier crude oil pipeline	Michigan	21.3	December 18, 2003
Western Oklahoma	Gathering system	Western Oklahoma	38.0	December 1, 2003
Lubbock Pipeline	Natural gas pipeline	West Texas	12.2	September 2, 2003
Pinnacle	Natural gas pipelines and gathering systems	East Texas	39.9	March 28, 2003

(1)
Consideration includes $35.5 million in cash.

(2)
Represents a 50% non-controlling interest.

Results of Operations

  MarkWest Hydrocarbon Standalone Results

        For the three months ended September 30, 2007, the Standalone Segment reported a loss from operations of $25.5 million, compared to income from operations of $11.8 million for the comparable quarter of 2006. The Standalone Segment also reported a net loss of $7.4 million, compared to net income of $10.0 million in 2006.

        For the nine months ended September 30, 2007, the Standalone Segment reported a loss from operations of $39.0 million, compared to income from operations of $5.6 million for the comparable period of 2006. The Standalone Segment also reported a net loss of $14.0 million, compared to net income of $10.7 million in 2006.

        We declared a cash dividend of $0.36 per share on October 25, 2007, for the quarter ended September 30, 2007. The dividend declared is an increase of $0.08 per share, or 29%, over the comparable period in 2006.

  MarkWest Energy Partners Results

        For the three months ended September 30, 2007, the Partnership reported income from operations of $33.2 million compared to $40.3 million for the corresponding quarter of 2006. The Partnership also reported net income of $24.2 million, compared to $30.0 million in 2006.

        For the nine months ended September 30, 2007, the Partnership reported income from operations of $61.4 million compared to $86.0 million for the corresponding quarter of 2006. The Partnership also reported net income of $37.2 million, compared to $57.9 million in 2006.

        Cash distributions by the Partnership have increased from $0.125 per unit for the quarter ended September 30, 2002 (its first full quarter of operation after its initial public offering), to $0.55 per unit for the quarter ended September 30, 2007. As a result, our distributions from the Partnership pursuant to our ownership of common units have increased from $1.2 million for the quarter ended September 30, 2002 to $2.7 million for the quarter ended September 30, 2007; our distributions pursuant to our 2% General Partner interest have increased from less than $0.1 million to approximately $0.5 million; and our distributions pursuant to our incentive distribution rights have increased from zero to $6.4 million. In total, our total distributions from our investment in the Partnership have increased from $1.3 million for the quarter ended September 30, 2002 to $9.5 million for the quarter ended September 30, 2007. As a result, we have increased our dividend from $0.02 per share for the quarter ended March 31, 2004 (our first dividend payout) to $0.36 per share for the quarter ended September 30, 2007.

  Operating Data

	Three months ended September 30,			Nine months ended September 30,
			% Change			% Change
	2007	2006		2007	2006
MarkWest Hydrocarbon Standalone:
Marketing
Hydrocarbon frac spread sales (gallons)	20,620,000	22,103,000	(6.7)%	89,301,000	80,615,000	10.8%
Maytown sales (gallons)	11,172,000	11,275,000	(0.9)%	33,219,000	32,226,000	3.1%

Total NGL product sales (gallons)(1)	31,792,000	33,378,000	(4.8)%	122,520,000	112,841,000	8.6%
Wholesale
NGL product sales (gallons)(2)	N/A	7,867,000	N/A	N/A	35,063,000	N/A
MarkWest Energy Partners:
East Texas:
Gathering systems throughput (Mcf/d)	421,000	393,000	7.1%	410,000	371,000	10.5%
NGL product sales (gallons)	46,262,000	42,015,000	10.1%	132,536,000	117,912,000	12.4%
Oklahoma:
Foss Lake gathering system throughput (Mcf/d)	108,000	86,000	25.6%	102,000	86,000	18.6%
Woodford gathering system throughput (Mcf/d)(3)	130,000	N/A	N/A	95,000	N/A	N/A
Grimes gathering system throughput (Mcf/d)(4)	11,000	N/A	N/A	12,000	N/A	N/A
Arapaho NGL product sales (gallons)	22,409,000	19,553,000	14.6%	65,166,000	57,586,000	13.2%
Other Southwest:
Appleby gathering system throughput (Mcf/d)	58,000	34,000	70.6%	55,000	34,000	61.8%
Other gathering systems throughput (Mcf/d)	6,000	18,000	(66.7)%	11,000	20,000	(45.0)%
Lateral throughput volumes (Mcf/d)	101,000	111,000	(9.0)%	73,000	84,000	(13.1)%
Appalachia:
Natural gas processed (Mcf/d)	194,000	198,000	(2.0)%	197,000	200,000	(1.5)%
NGLs fractionated (Gal/d)	423,000	453,000	(6.6)%	444,000	451,000	(1.6)%
NGL product sales (gallons)	11,172,000	11,275,000	(0.9)%	33,219,000	32,226,000	3.1%
Michigan:
Natural gas throughput (Mcf/d)	4,900	7,300	(32.9)%	5,700	6,500	(12.3)%
NGL product sales (gallons)	963,000	1,501,000	(35.8)%	3,153,000	4,344,000	(27.4)%
Crude oil transported (Bbl/d)	13,800	14,600	(5.5)%	14,100	14,600	(3.4)%
Javelina:
Refinery off-gas processed (Mcf/d)	124,500	125,000	(0.4)%	119,000	125,000	(4.8)%
Liquids fractionated (Bbl/d)	30,700	26,100	17.6%	26,600	26,000	2.3%

(1)
Represents sales at the Siloam fractionator.

(2)
Represents sales from our wholesale business. In December 2006, the Company terminated its wholesale agreement.

(3)
The Partnership began constructing the Woodford gathering system in December 2006.

(4)
The Partnership acquired the Grimes gathering system in December 2006.

Segment Reporting

  Three months ended September 30, 2007, compared to the three months ended September 30, 2006

	MarkWest Hydrocarbon Standalone	MarkWest Energy Partners	Consolidating Entries	Total
Three months ended September 30, 2007:
Revenue:
Revenue	$45,745	$174,918	$(20,729)	$199,934
Derivative loss	(16,531)	(7,855)	—	(24,386)

Total revenue	29,214	167,063	(20,729)	175,548
Purchased product costs	47,443	89,474	(14,858)	122,059

Net operating margin	(18,229)	77,589	(5,871)	53,489

Operating expenses:
Facility expenses	5,199	19,346	(5,921)	18,624
Selling, general and administrative expenses	1,828	9,565	—	11,393
Depreciation	240	10,893	—	11,133
Amortization of intangible assets	—	4,168	—	4,168
Accretion of asset retirement and lease obligations	—	30	—	30
Impairments	—	356	—	356

(Loss) income from operations	(25,496)	33,231	50	7,785
Other income (expense):
Earnings from unconsolidated affiliates	—	1,264	—	1,264
Interest income	253	150	—	403
Interest expense	(130)	(10,072)	—	(10,202)
Amortization of deferred financing costs (a component of interest expense)	(69)	(702)	—	(771)
Dividend income	169	1	—	170
Miscellaneous income	619	593	(63)	1,149

(Loss) income before non-controlling interest in net income of consolidated subsidiary and income taxes	(24,654)	24,465	(13)	(202)
Non-controlling interest in net income of consolidated subsidiary	—	—	(15,131)	(15,131)
Interest in net income of consolidated subsidiary	9,303	—	(9,303)	—

(Loss) income before taxes	(15,351)	24,465	(24,447)	(15,333)
Provision for income tax benefit (expense)	7,909	(304)	274	7,879

Net (loss) income	$(7,442)	$24,161	$(24,173)	$(7,454)

Total assets	$191,289	$1,342,866	$(97,697)	$1,436,458

	MarkWest Hydrocarbon Standalone	MarkWest Energy Partners	Consolidating Entries	Total
Three months ended September 30, 2006:
Revenue:
Revenue	$53,223	$163,888	$(19,694)	$197,417
Derivative gain	10,051	12,670	—	22,721

Total revenue	63,274	176,558	(19,694)	220,138
Purchased product costs	40,150	95,533	(13,746)	121,937

Net operating margin	23,124	81,025	(5,948)	98,201

Operating expenses:
Facility expenses	5,099	15,689	(5,948)	14,840
Selling, general and administrative expenses	5,991	13,078	—	19,069
Depreciation	221	7,905	—	8,126
Amortization of intangible assets	—	4,029	—	4,029
Accretion of asset retirement and lease obligations	—	24	—	24

Income from operations	11,813	40,300	—	52,113
Other income (expense):
Earnings from unconsolidated affiliates	—	1,067	—	1,067
Interest income	34	230	—	264
Interest expense	(60)	(9,523)	—	(9,583)
Amortization of deferred financing costs (a component of interest expense)	(55)	(6,066)	—	(6,121)
Dividend income	112	—	—	112
Miscellaneous income	8	3,970	—	3,978

Income before non-controlling interest in net income of consolidated subsidiary and income taxes	11,852	29,978	—	41,830
Non-controlling interest in net income of consolidated subsidiary	—	—	(26,438)	(26,438)
Interest in net income of consolidated subsidiary	3,540	—	(3,540)	—

(Loss) income before taxes	15,392	29,978	(29,978)	15,392
Provision for income tax expense	(5,388)	—	—	(5,388)

Net income	$10,004	$29,978	$(29,978)	$10,004

Total assets	$101,620	$1,061,974	$(19,032)	$1,144,562

  MarkWest Hydrocarbon Standalone

        Revenue.    Revenue decreased $7.5 million, or 14%, for the three months ended September 30, 2007, compared to the corresponding period in 2006. The expiration of a wholesale marketing arrangement contributed $4.6 million to the decrease in revenues. In addition, we realized a $4.6 million decrease in our gas marketing revenues primarily due to lower volumes. Finally, an increase of $2.5 million from our frac spread NGL revenues resulting from increased prices were offset by a $1.0 million decrease in our shrink mark-to-market.

        Derivative (Loss) Gain.    Losses from derivative instruments increased $26.6 million during the three months ended September 30, 2007 compared to the corresponding period in 2006. The mark-to-market adjustments resulted in a $24.5 million decrease in unrealized losses, primarily due to a significant increase in the market price for crude oil. Finally, we realized an additional decrease of $2.1 million from realized losses. Realized losses totaled $2.6 million for the quarter, compared to realized losses of $0.5 million in the corresponding period of 2006. During the third quarter of 2007, we were able to significantly extend our valuation models for NGLs as liquidity in outer months improved, thereby extending valuations and adjusting reserves. This extension resulted in additional unrealized losses of $1.9 million are included in the total unrealized losses for the three months ended September 30, 2007.

        Purchased Product Costs.    Purchased product costs increased $7.3 million, or 18%, for the three months ended September 30, 2007, compared to the corresponding period in 2006. Losses from derivatives increased $14.5 million. The value of a certain contract is marked-to-market based on an index price through purchased product costs, which resulted in an additional $10.2 million increase in unrealized losses. An additional $0.8 million of unrealized loss and $3.5 million of realized loss was attributable to our non-trading derivative financial instruments. As a result of the valuation extension discussed in the "Derivative (Loss) Gain" paragraph above, additional unrealized losses of $6.7 million are included in the total unrealized losses for the three months ended September 30, 2007. Additionally, an increase in our frac spread purchase product costs of $1.8 million, resulting primarily from decreased prices. These changes were partially offset by a $4.6 million decrease in purchased product costs in our wholesale business that is attributable to the expiration of a marketing arrangement and a $4.5 million decrease that resulted from price and volume decreases in our natural gas marketing business.

        Selling, General and Administrative Expenses.    Selling, general and administrative expenses decreased by $4.2 million, or 69%, during the three months ended September 30, 2007, compared to the corresponding period in 2006. This change was primarily due to a $3.0 million non-cash decrease to the Participation Plan compensation expense. Participation Plan compensation expense is determined based on the formula-based increase in the value of the General Partner. The formula is based on the market price of the Partnership's common units, the current quarterly per-unit distribution rate and the dollar amount of the quarterly distribution to the General Partner. Additionally, a decrease of $1.7 million was attributable to professional fees and consulting services.

  MarkWest Energy Partners

        Revenue.    Revenue increased $11.0 million, or 7%, for the three months ended September 30, 2007, compared to the corresponding period of 2006. A $7.6 million increase in revenues for East Texas was primarily because of a contractual change from a purchasing contract to a processing contract at its Carthage facility in the third quarter of 2006. Javelina revenues increased $6.1 million mainly due to the sale of 0.4 million barrels of pentanes during the third quarter, which contributed approximately $3.0 million to the increase. Oklahoma revenues increased $2.5 million primarily due to increased volumes from its Woodford gathering system, which began operation in December 2006. Additionally, a $0.8 million increase in the North East Business Unit was attributable to improved pricing from NGL sales. These increases were offset by decreases in the Other Southwest segment of $5.9 million primarily attributed to a change in the contract mix at its Appleby facility, from purchasing contracts to gathering contracts, which occurred in the second quarter of 2006 and on January 1, 2007.

        Derivative (Loss) Gain.    Loss from derivative instruments increased $20.5 million, during the three months ended September 30, 2007, compared to the corresponding period in 2006. The mark-to-market adjustments of our derivative instruments resulted in a $20.7 million non-cash increase in unrealized loss, primarily due to a significant increase in the market price of crude oil. The Partnership's unrealized losses were partially offset by a $0.2 million increase attributable to realized gains from settlements. Realized losses totaled $1.5 million for the quarter, compared to realized losses of $1.7 million in the corresponding period of 2006.

        Purchased product costs.    Purchased product costs decreased $6.1 million, or 6%, for the three months ended September 30, 2007, compared to the corresponding period of 2006. A decrease of $7.6 million is primarily related to the change in contract types that drove the decrease in revenue for the quarter in the Other Southwest segments. Additional decreases of $7.2 million in the Oklahoma segment were a result of contractual changes offset by the additions of the Woodford and Grimes gathering systems in late 2006. The changes were offset by increases of $6.6 million in the East Texas segment and $2.1 million in the North East Business Unit attributable to pricing increases and trucking expenses associated with the shutdown of the Appalachia Liquids Pipeline System ("ALPS") in late 2006.

        Facility Expenses.    Facility expenses increased $3.7 million, or 23%, during the three months ended September 30, 2007, compared to the corresponding period in 2006. $3.4 million of the increase was from the Oklahoma segment and was primarily due to the addition of the Woodford and Grimes gathering systems.

        Selling, General and Administrative Expenses.    Selling, general and administrative expenses decreased $3.5 million, or 27%, during the three months ended September 30, 2007, relative to the comparable period in 2006. $6.1 million of the decrease resulted from lower non-cash equity-based compensation expense. Of this amount, $5.6 million is attributable to the Participation Plan, with the balance attributable to restricted units. Participation Plan compensation expense is determined based on the formula-based increase in the value of the General Partner. The formula is based on the market price of the Partnership's common units, the current quarterly per-unit distribution rate and the dollar amount of the quarterly distribution to the General Partner. This decrease was partially offset by a $2.3 million increase in cash expenses, mainly from professional fees and consulting services of $4.4 million, largely due to merger related activities. The Partnership expects to incur additional expenses of $5.0 million before the closing of the redemption and merger.

        Earnings from Unconsolidated Affiliates.    Earnings from unconsolidated affiliates are related to the Partnership's investment in Starfish. During the three months ended September 30, 2007, our earnings from unconsolidated affiliates increased $0.2 million, or 18%, relative to the comparable period in 2006. The increase was mainly due to systems operating at full capacity in 2007 compared to limited capacities in 2006 as a result of hurricane damage.

        Interest Expense.    Interest expense increased $0.5, or 6%, million during the three months ended September 30, 2007, relative to the comparable period in 2006, mostly due to additional debt.

        Miscellaneous (Expense) Income.    Miscellaneous income decreased $3.4 million during the three months ended September 30, 2007, relative to the comparable period in 2006. This increase was largely due to $5.0 million of income from insurance recoveries related to our investment in Starfish in the third quarter of 2006, compared to $1.4 million of income from insurance recoveries in the third quarter of 2007. The increase was partially offset by a decrease in Starfish insurance premiums of

$0.3 million. Nine months ended September 30, 2007, compared to the nine months ended September 30, 2006

	MarkWest Hydrocarbon Standalone	MarkWest Energy Partners	Consolidating Entries	Total
Nine months ended September 30, 2007:
Revenue:
Revenue	$170,830	$478,608	$(59,096)	$590,342
Derivative loss	(30,061)	(22,147)	—	(52,208)

Total revenue	140,769	456,461	(59,096)	538,134
Purchased product costs	148,963	265,810	(40,882)	373,891

Net operating margin	(8,194)	190,651	(18,214)	164,243

Operating expenses:
Facility expenses	14,974	52,605	(18,478)	49,101
Selling, general and administrative expenses	15,046	35,882	—	50,928
Depreciation	826	27,806	—	28,632
Amortization of intangible assets	—	12,504	—	12,504
Accretion of asset retirement and lease obligations	—	85	—	85
Impairments	—	356	—	356

(Loss) income from operations	(39,040)	61,413	264	22,637
Other income (expense):
Earnings from unconsolidated affiliates	—	4,687	—	4,687
Interest income	1,374	2,549	—	3,923
Interest expense	(252)	(28,418)	—	(28,670)
Amortization of deferred financing costs (a component of interest expense)	(198)	(2,024)	—	(2,222)
Dividend income	427	82	—	509
Miscellaneous income (expense)	474	(668)	(63)	(257)

(Loss) income before non-controlling interest in net income of consolidated subsidiary and income taxes	(37,215)	37,621	201	607
Non-controlling interest in net income of consolidated subsidiary	—	—	(24,653)	(24,653)
Interest in net income of consolidated subsidiary	12,915	—	(12,915)	—

(Loss) income before taxes	(24,300)	37,621	(37,367)	(24,046)
Provision for income tax benefit (expense)	10,329	(429)	377	10,277

Net (loss) income	$(13,971)	$37,192	$(36,990)	$(13,769)

	MarkWest Hydrocarbon Standalone	MarkWest Energy Partners	Consolidating Entries	Total
Nine months ended September 30, 2006:
Revenue:
Revenue	$217,503	$486,301	$(55,288)	$648,516
Derivative gain	2,397	6,009	—	8,406

Total revenue	219,900	492,310	(55,288)	656,922
Purchased product costs	$184,677	296,368	(37,327)	443,718

Net operating margin	35,223	195,942	(17,961)	213,204

Operating expenses:
Facility expenses	15,678	44,918	(17,961)	42,635
Selling, general and administrative expenses	13,102	30,404	—	43,506
Depreciation	820	22,462	—	23,282
Amortization of intangible assets	—	12,072	—	12,072
Accretion of asset retirement and lease obligations	—	75	—	75

Income from operations	5,623	86,011	—	91,634
Other income (expense):
Earnings from unconsolidated affiliates	—	3,240	—	3,240
Interest income	397	709	—	1,106
Interest expense	(212)	(31,213)	—	(31,425)
Amortization of deferred financing costs (a component of interest expense)	(105)	(7,700)	—	(7,805)
Dividend income	327	—	—	327
Miscellaneous income	160	7,577	—	7,737

Income before non-controlling interest in net income of consolidated subsidiary and income taxes	6,190	58,624	—	64,814
Non-controlling interest in net income of consolidated subsidiary	—	—	(48,255)	(48,255)
Interest in net income of consolidated subsidiary	10,233	—	(10,233)	—

Income (loss) before taxes	16,423	58,624	(58,488)	16,559
Provision for income tax (expense) benefit	(5,719)	(679)	543	(5,855)

Net income	$10,704	$57,945	$(57,945)	$10,704

  MarkWest Hydrocarbon Standalone

        Revenue.    Revenue decreased $46.7 million, or 21%, for the nine months ended September 30, 2007, compared to the corresponding period in 2006. We experienced a $40.3 million decrease in our wholesale business attributable to the expiration of a marketing arrangement, resulting in the dissolution of our wholesale business in the fourth quarter of 2006. A $19.1 million decrease in our gas marketing business was primarily due to decreased volumes, which were slightly offset by an increase in prices. Additionally, the revaluation of our long-term shrink obligation decreased revenue by $8.0 million. These decreases were partially offset by an increase in our frac spread NGL revenues of $20.8 million, primarily the result of prices increasing.

        Derivative (Loss) Gain.    Losses from derivative instruments increased $32.5 million during the nine months ended September 30, 2007 compared to the corresponding period in 2006. This loss was due to unrealized losses of $32.1 million resulting from a significant increase in the market price of crude oil. An additional $0.4 million increase was attributable to realized losses from settlements. Realized losses totaled $0.6 million for the year, compared to realized losses of $0.2 million in the corresponding period of 2006. During the third quarter of 2007, we were able to significantly extend our valuation models for NGLs as liquidity in outer months improved, thereby extending valuations and adjusting reserves. This extension resulted in additional unrealized losses of $1.9 million are included in the total unrealized losses for the nine months ended September 30, 2007.

        Purchased Product Costs.    Purchased product costs decreased $35.7 million, or 19%, for the nine months ended September 30, 2007, compared to the corresponding period in 2006. The decrease was primarily due to a $40.3 million decrease in purchased product costs in our wholesale business, attributable to the expiration of a marketing arrangement resulting in the dissolution of our wholesale business in the fourth quarter of 2006. Our natural gas marketing business reflected a decrease of $18.9 million, primarily due to a decrease in prices and volumes. Additionally, we recorded a decrease in our frac spread purchase product costs of $4.2 million, resulting primarily from decreased prices. Losses from derivatives increased $19.2 million. The value of a certain contract is marked-to-market based on an index price through purchased product costs, which resulted in an additional $10.2 million increase in unrealized losses. An additional $4.3 million of unrealized loss and $4.7 million of realized loss was attributable to our non-trading derivative financial instruments. As a result of the valuation extension discussed in the "Derivative (Loss) Gain" paragraph above, additional unrealized losses of $6.7 million are included in the total unrealized losses for the nine months ended September 30, 2007.

        Selling, General and Administrative Expenses.    Selling, general and administrative expenses increased $1.9 million, or 15%, during the nine months ended September 30, 2007, relative to the comparable period in 2006. $2.1 million of the increase can be attributed to higher non-cash equity-based compensation expense. Of this amount, $1.9 million is attributable to the Participation Plan, with the balance attributable to restricted units. Participation Plan compensation expense is determined based on the formula-based increase in the value of the General Partner. The formula is based on the market price of the Partnership's common units, the current quarterly per-unit distribution rate and the dollar amount of the quarterly distribution to the General Partner. The change was offset slightly by increased cash expenses of $0.2 million primarily from increased labor and benefits.

  MarkWest Energy Partners

        Revenue.    Revenue decreased $7.7 million, or 2%, for the nine months ended September 30, 2007, compared to the corresponding period of 2006, mostly due to the conversion of contracts. Other Southwest experienced a decline in revenue of $20.6 million, primarily attributed to a change in the contract mix at its Appleby facility, from purchasing contracts to gathering contracts, which occurred in the second quarter of 2006 and on January 1, 2007. This decrease was offset by an increase of $5.1 million in the East Texas segment primarily because of a contractual change from a purchasing contract to a processing contract at its Carthage facility in the third quarter of 2006, which left lower volumes available for resale. An increase of $4.6 million in the Javelina segment was primarily from the sale of 0.4 million barrels of pentanes and $0.4 million of additional revenue from the Oklahoma segment from the additions of the Woodford gathering system partially offset by a decrease due to contractual changes. Finally, a $3.9 million increase in the Appalachia segment was primarily due to volume and pricing increases at the Partnership's Maytown facility.

        Derivative (Loss) Gain.    Loss from derivative instruments increased $28.2 million during the nine months ended September 30, 2007, compared to the corresponding period in 2006. The mark-to-market adjustments of the Partnership's derivative instruments resulted in a $31.1 million increase in unrealized losses, primarily due to a significant increase in the market price of crude oil. The unrealized losses were partially offset by an increase in realized gains of $2.9 million from settlements. Realized gains totaled $1.2 million for the year, compared to realized losses of $1.7 million in the corresponding period of 2006.

        Purchased product costs.    Purchased product costs decreased $30.6 million, or 10%, for the nine months ended September 30, 2007, compared to the corresponding period of 2006. The decrease in purchased product costs is directly related to the change in contract types that drove a decrease in revenue for the reporting period.

        Facility Expenses.    Facility expenses increased $7.7 million, or 17%, during the nine months ended September 30, 2007, compared to the corresponding period in 2006. An $8.0 million increase from the Oklahoma segment related to the addition of the Woodford and Grimes gathering systems was partially offset by $0.4 million of increases in the Michigan segment from increased expenses at our West Shore facility.

        Selling, General and Administrative Expenses.    Selling, general and administrative expenses increased $5.5 million, or 18%, during the nine months ended September 30, 2007, relative to the comparable period in 2006. The increase was mainly a result of professional fees and consulting services of $4.4 million mainly due to merger related activities. We expect to incur additional expenses of $5.0 million before the closing of the redemption and merger.

        Earnings from Unconsolidated Affiliates.    Earnings from unconsolidated affiliates are primarily related to our investment in Starfish. During the nine months ended September 30, 2007, our earnings from unconsolidated affiliates increased $1.4 million, or 45%, relative to the comparable period in 2006. The increase was due to systems operating at full capacity in 2007 compared to limited capacities in 2006 resulting from hurricane damage and fewer hurricane related expenses.

        Interest Income.    Interest income increased $1.8 million, during the nine months ended September 30, 2007, relative to the comparable period in 2006, above all due to the proceeds received from a rate case concluded in the first quarter of 2007 in our Gulf Coast Business Unit.

        Interest Expense.    Interest expense decreased $2.8 million, or 9%, during the nine months ended September 30, 2007, relative to the comparable period in 2006, largely due to a reduction of interest expense for the capitalization of interest related to construction in progress of $2.7 million.

        Amortization of Deferred Finance Costs.    The amortization related to deferred finance costs decreased $5.7 million during the nine months ended September 30, 2007, relative to the comparable period in 2006. The decrease is attributable to costs associated with our debt refinancing in the third quarter of 2006. Deferred finance costs are being amortized over the terms of the related obligations, which approximates the effective interest method.

        Miscellaneous (Expense) Income.    Miscellaneous expense decreased $8.2 million during the nine months ended September 30, 2007, relative to the comparable period in 2006. This decrease was largely a result of a change in insurance recoveries related to our investment in Starfish.

Liquidity and Capital Resources

  MarkWest Hydrocarbon Standalone

        Our primary source of liquidity to meet operating expenses and fund capital expenditures is cash flow from operations, principally from the marketing of NGL and quarterly distributions received from the Partnership. We believe that cash flow from operations and distributions from the Partnership will be sufficient to fund capital expenditures and other working capital expenditures for the foreseeable future.

        The General Partner of the Partnership owns the 2% General Partner interest and all of the incentive distribution rights. The incentive distribution rights are discussed in detail in the Overview section. For the nine months ended September 30, 2007, we received a total of $10.2 million in distributions from our limited partner units and $24.2 million from our General Partner interest, of which $21.3 million represented payments on incentive distribution rights.

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

        At September 30, 2007 we had available borrowings of $55.0 million under the Company Credit Facility. We consider the Company's available credit to be sufficient for meeting operating expenses and funding capital expenditures. For a complete discussion of the Company's Credit Facility, see Note 9 to the condensed consolidated financial statements included in Item 1 of this Quarterly Report on Form 10-Q.

        We have budgeted capital expenditures of approximately $3.6 million for 2007, principally for computer hardware and software upgrades. We believe that cash on hand, cash received from quarterly distributions from the Partnership and projected cash generated from our marketing operations will be sufficient to meet our working capital requirements and fund our required capital expenditures, if any, for the foreseeable future. Cash generated from our marketing operations will depend on our operating performance, which will be affected by prevailing commodity prices and other factors, some of which are beyond our control.

  MarkWest Energy Partners

        The Partnership's primary source of liquidity to meet operating expenses and fund capital expenditures (other than for certain acquisitions) are cash flows generated by its operations and its access to equity and debt markets. The equity and debt markets, public and private, retail and institutional, have been the Partnership's principal source of capital used to finance a significant amount of its growth.

        The Partnership has budgeted approximately $305.0 million for capital expenditures in 2007 which includes $6.0 million for maintenance capital. The Partnership plans to use from $180.0 million to $200.0 million of its expansion capital budget to fund the construction of the Woodford gathering system. As of September 30, 2007, the Partnership has $75.8 million remaining in its budget, including $2.7 million for maintenance capital. Expansion capital includes expenditures made to expand or increase the efficiency of the existing operating capacity of the Partnership's assets, or facilitate an increase in volumes within our operations, whether through construction or acquisition. Maintenance capital includes expenditures to replace partially or fully depreciated assets in order to extend their useful lives.

        At September 30, 2007 the Partnership had available borrowing under the Partnership Credit Facility of $139.9 million. The Partnership entered into a debt commitment letter dated September 5, 2007, and subsequently amended on October 31, 2007. For a discussion of the Partnership Credit

Facility, Senior Notes and debt commitment letter, see Note 9 to the condensed consolidated financial statements included in Item 1 of this Quarterly Report on Form 10-Q.

        On April 9, 2007, the Partnership completed a private placement of approximately 4.1 million unregistered common units. The units were issued at a sales price of $32.98 per unit. The registration statement for these common units was declared effective on July 11, 2007. The sale of units resulted in net proceeds of approximately $137.7 million, including the General Partner's contribution of $2.8 million to maintain its 2% interest and after legal, accounting and other transaction expenses. The net proceeds from the offering were used to fund capital expenditure requirements.

        The Partnership's ability to pay distributions to its unitholders and to fund planned capital expenditures and make acquisitions will depend upon its future operating performance. That, in turn, will be affected by prevailing economic conditions in the Partnership's industry, as well as financial, business and other factors, some of which are beyond its control.

Cash Flows

        The following table summarizes cash inflows (outflows) (in thousands):

	Nine months ended September 30,
	2007	2006
Net cash flows provided by operating activities	$96,535	$130,269
Net cash flows used in investing activities	(227,899)	(68,583)
Net cash flows provided by (used in) financing activities	138,954	(45,854)

        Net cash provided by operating activities decreased $33.7 million during the nine months ended September 30, 2007, compared to the corresponding period in 2006. The change resulted from a decrease in operating cash flows provided by working capital of $33.6 million. The change in working capital was primarily a result of variances in the timing of accounts receivable collections and payments on accounts payable.

        Net cash used in investing activities increased by $159.3 million during the nine months ended September 30, 2007, compared to the same period in 2006. The increase was due to capital expenditures primarily from the development of the Partnership's Woodford gathering system, where it invested approximately $144.5 million of expansion capital.

        Net cash provided by financing activities increased $184.8 million during the nine months ended September 30, 2007, compared to the same period in 2006. The change was due to increased borrowings on the Partnership Credit Facility used to finance capital expenditures.

Matters Impacting Future Results

        On September 28, 2007, the Partnership announced an approximate $100.0 million expansion of the Javelina plant. This expansion involves the installation of a steam methane reformer facility for the recovery of high purity hydrogen. This new facility's production will support a 20 year hydrogen supply agreement entered into. Construction of the facility will begin in the fourth quarter of 2007 and we expect to commence delivering high-purity hydrogen in early 2010. Once operational, the facility will have the capacity to deliver 50 MMcf/d of high-purity hydrogen.

        On September 5, 2007, we announced an Agreement and Plan of Redemption and Merger by and among the Company, the Partnership and MWEP, L.L.C., a wholly owned subsidiary of the Partnership, pursuant to which the Company will be merged into the Partnership. We may terminate the Redemption and Merger Agreement, but we would pay a termination fee of $7.5 million if the Redemption and Merger Agreement is terminated with respect to a deal entered into during the go shop period, which expired on October 8, 2007, or with an excluded party and $15 million if the Redemption and Merger Agreement is terminated with respect to any other superior proposal or any breach by the Company of the non-solicitation provisions. The Partnership may terminate the Redemption and Merger Agreement, but would be required to pay a termination fee of $15.0 million in the event that the Partnership terminates the Redemption and Merger Agreement because it effects a change in recommendation. In each case, the amount of fee is subject to reduction/repayments based on the amount that the Partnership can take into its gross revenues without exceeding the permissible qualifying income limits for a publicly traded partnership.

        During August and September 2005 Hurricanes Katrina and Rita caused severe and widespread damage to oil and gas assets in the Gulf of Mexico and Gulf Coast regions. Operations of our unconsolidated affiliate, Starfish were nominally impacted by Hurricane Katrina but were significantly impacted by Hurricane Rita. We are continuing to submit insurance claims on an on-going basis relating to both business interruption and property damage. As of September 30, 2007, we have recorded a receivable of $3.6 million for insurance recoveries with respect to our property loss and business interruption claims, and we anticipate additional recoveries for expenses and losses incurred.

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

        The Partnership's affiliate, MarkWest Energy Appalachia, L.L.C. ("MEA") operates the ALPS pipeline to transport NGLs from its Maytown gas processing plant to its Siloam fractionator. A segment of the ALPS pipeline, which runs from the Maytown plant to the Ranger Junction, in West Virginia, is owned by Equitable Production Company ("Equitable"), but is leased and operated by MEA. As part of its ongoing operation of the ALPS pipeline, MEA implemented an in-line inspection program on this leased segment of the ALPS pipeline. Data from its in-line inspection indicated areas of external corrosion and other defects in a four-mile section of pipeline, and as a result MEA idled the Maytown to Ranger segment. The in-line inspection data coupled with other information MEA has gathered is being reviewed and MEA is working with Equitable to determine what the most appropriate corrective action may be. In the interim, MEA is trucking the NGLs produced from the Maytown plant to the Siloam fractionation facility while MEA is maintaining this segment of the ALPS pipeline in idle status. As a result, operations have not been interrupted. The additional transportation costs associated with the trucking are not expected to have material adverse effect on our results of operations or financial positions.

        MarkWest Hydrocarbon, Inc. is a corporation for federal income tax purposes. As such, our federal taxable income is subject to tax at a maximum rate of 35.0% under current law and a blended state rate of 2.8%, net of Federal benefit. We expect to have future taxable income allocated to us as a result of our investment in the Partnership and from our Appalachia processing agreements.

        We have utilized all of the Federal net operating loss carryforwards from previous years. As a result, the amount of money available to provide dividends to our stockholders will decrease for future distributions.

Critical Accounting Policies

        Our condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America. Preparation of these statements requires management to make significant judgments and estimates. Some accounting policies have a significant impact on amounts reported in these financial statements.

        Except as discussed in Note 2 to the condensed consolidated financial statements included in Item 1 of this Quarterly Report on Form 10-Q, there have been no significant changes in critical accounting policies or management estimates since the year ended December 31, 2006. A comprehensive discussion of our critical accounting policies and management estimates is included in Management's Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K, as amended, for the year ended December 31, 2006.

        The Partnership determined that an impairment of a system had occurred during the third quarter. The fair value of the long-lived assets was determined based on Management's opinion that the idle assets had no economic value. Therefore, an impairment of long-lived assets of $0.4 million was recognized during the three months ended September 30, 2007. See Note 7 to the condensed consolidated financial statements, included in Item 1 of this Quarterly Report on Form 10-Q for a description of the impairment analysis.

Recent Accounting Pronouncements

        For information regarding recent accounting pronouncements, refer to Note 3 of the condensed consolidated financial statements included in Item 1 of this Quarterly Report on Form 10-Q.

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

        Because of the strong correlation between NGL prices and crude oil prices and limited liquidity in the NGL financial market, we use crude oil derivative instruments to hedge NGL price risk. As a result of these transactions, we have mitigated our expected commodity price risk with agreements expiring at various times through the first quarter of 2011. The margins earned from condensate sales are directly correlated with crude oil prices.

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

        Considering the effects of derivative instruments and the effects of our commodity price exposures on production, a hypothetical $5 per barrel decrease in the market prices for crude oil could result in an estimated decrease of $1.2 million to operating cash flows over the next twelve months. Similarly, a $1 per MMBtu increase in the market prices for natural gas could result in an estimated decrease of $8.5 million to operating cash flows over the next twelve months. We consider the stated hypothetical changes in commodity prices to be reasonable given current and historic market performance. The sensitivity analysis presented does not consider the actions management may take to mitigate our exposure to changes, nor do they consider the effects that such hypothetical adverse changes may have on overall economic activity. Actual changes in market prices may differ from hypothetical changes. The effect of the stated theoretical change represents potential losses in our condensed consolidated financial position and results of operations.

Item 4. Controls and Procedures

Disclosure Controls and Procedures

        As of September 30, 2007, an evaluation was performed under the supervision and with the participation of the Company's management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company's "disclosure controls and procedures" (as defined in the Securities Exchange Act of 1934 (the "Exchange Act")). Based on that evaluation, the Company's management, including the Chief Executive Officer and Chief Financial Officer, concluded the Company's disclosure controls and procedures were not effective to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is (a) recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms and (b) accumulated and communicated to the Company's management, including the Chief Executive Officer and the Chief Financial Officer, to allow timely decisions regarding required disclosure as evidenced by the material weakness described below.

        As reported in Item 9A of the Company's 2006 Form 10-K/A filed on November 5, 2007, management reported the existence of a continuing material weakness related to proper contract accounting. This material weakness continues to exist as of September 30, 2007. Specifically, there was an issue related to our prior year material weakness that had not been fully remediated at year-end. As of December 31, 2006, management did not have a process in place for monitoring previously existing contracts for certain technical accounting issues such as accounting for derivatives and revenue recognition and had not completed a comprehensive review of all significant contracts entered into prior to 2006 for the purpose of ensuring that determinations about derivatives and revenue recognition issues were made appropriately and remained appropriate.

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

        Except as described above, there were no other changes in the Company's internal controls over financial reporting during the quarter ended September 30, 2007, that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1. Legal Proceedings

        We are subject to a variety of risks and disputes, and are a party to various legal proceedings in the normal course of our business. We maintain insurance policies in amounts and with coverage and deductibles as we believe are reasonable and prudent. However, we cannot assure either that the insurance companies will promptly honor their policy obligations or that the coverage or levels of insurance will be adequate to protect us from all material expenses related to future claims for property loss or business interruption to us and the Partnership (collectively MarkWest); or for third-party claims of personal and property damage; or that the coverages or levels of insurance it currently has will be available in the future at economical prices. While it is not possible to predict the outcome of the legal actions with certainty, management is of the opinion that appropriate provision and accruals for potential losses associated with all legal actions have been made in the financial statements.

        In June 2006, the Office of Pipeline Safety ("OPS") issued a Notice of Probable Violation and Proposed Civil Penalty ("NOPV") (CPF No. 2-2006-5001) to both MarkWest Hydrocarbon and Equitable Production Company. The NOPV is associated with the pipeline leak and an ensuing explosion and fire that occurred on November 8, 2004 in Ivel, Kentucky on an NGL pipeline owned by Equitable Production Company and leased and operated by our subsidiary, MarkWest Energy Appalachia, LLC. The NOPV sets forth six counts of violations of applicable regulations, and a proposed civil penalty in the aggregate amount of $1,070,000. An administrative hearing on the matter, previously set for the last week of March, 2007, was postponed to allow the administrative record to be produced and to allow OPS an opportunity to responds to a motion to dismiss one of the counts of violations, which involves $825,000 of the $1,070,000 proposed penalty. This count arises out of alleged activity in 1982 and 1987, which predates MarkWest's leasing and operation of the pipeline. MarkWest believes it has viable defenses to the remaining counts and will vigorously defend all applicable assertions of violations at the hearing.

        Related to the above referenced 2004 pipeline explosion and fire incident, MarkWest Hydrocarbon and the Partnership have filed an action captioned MarkWest Hydrocarbon, Inc., et al. v. Liberty Mutual Ins. Co., et al. (District Court, Arapahoe County, Colorado, Case No. 05CV3953 filed August 12, 2005), as removed to the U.S. District Court for the District of Colorado, (Civil Action No. 1:05-CV-1948, on October 7, 2005) against their All-Risks Property and Business Interruption insurance carriers as a result of the insurance companies' refusal to honor their insurance coverage obligation to pay the Partnership for certain costs related to the pipeline incident. The costs include internal costs incurred for damage to, and loss of use of the pipeline, equipment and products; extra transportation costs incurred for transporting the liquids while the pipeline is out of service; reduced volumes of liquids that could be processed; and the costs of complying with the OPS Corrective Action Order (hydrostatic testing, repair/replacement and other pipeline integrity assurance measures). Following initial discovery, MarkWest was granted leave of the Court to amend its complaint to add a bad faith claim and a claim for punitive damages. The Partnership has not provided for a receivable for any of the claims in this action because of the uncertainty as to whether and how much it will ultimately recover under the policies. The costs associated with this claim have been expensed as incurred and any potential recovery from the All-Risks Property and Business Interruption insurance carriers will be recognized if and when it is received. Trial has been set for three weeks in April 2008. The Defendant insurance companies and MarkWest have each filed separate summary judgment motions in the action and these motions are pending with the Court. Discovery in the action is also continuing.

        With regard to our Javelina facility, MarkWest Javelina is a party with numerous other defendants to several lawsuits brought by various plaintiffs who had residences or businesses located near the Corpus Christi industrial area, an area which included the Javelina gas processing plant, and several petroleum, petrochemical and metal processing and refining operations. These suits, Victor Huff v.

ASARCO Incorporated, et al. (Cause No. 98-01057-F, 214th Judicial Dist. Ct., County of Nueces, Texas, original petition filed in March 3, 1998); Jason and Dianne Gutierrez, individually and as representative of the estate of Sarina Galan Gutierrez (Cause No. 05-2470-A, 28TH Judicial District, severed May 18, 2005, from the Gonzales case cited above); and Esmerejilda G. Valasquez, et al. v. Occidental Chemical Corp., et al., Case No. A-060352-C, 128th Judicial District, Orange County, Texas, original petition filed July 10, 2006; as refiled from previously dismissed petition captioned Jesus Villarreal v. Koch Refining Co. et al., Cause No. 05-01977-F, 214th Judicial Dist. Ct., County of Nueces, Texas, originally filed April 27, 2005), set forth claims for wrongful death, personal injury or property damage, harm to business operations and nuisance type claims, allegedly incurred as a result of operations and emissions from the various industrial operations in the area or from products Defendants allegedly manufactured, processed, used, or distributed. The actions have been and are being vigorously defended and; based on initial evaluation and consultations; it appears at this time that these actions should not have a material adverse impact on our business.

        In August 2007, an action styled Marvin Wageman, et al. v. MarkWest Western Oklahoma Gas Company, L.L.C., (District Court. Pittsburg County, Oklahoma, Case # C-2007-924, filed August 14, 2007), was filed against MarkWest Western Oklahoma Gas Company, L.L.C., alleging a breach of certain special construction provisions attached to a right of way agreement with MarkWest, enabling construction of a gas pipeline across property owned by Plaintiffs. We have filed an answer denying the plaintiffs' allegations. No scheduling order has been issued to date, and discovery has not commenced. Due to the very preliminary stage in this matter, the likelihood of success cannot be predicted at this time, but based on the current evaluations; it appears at this time that this action should not have a material impact on our interests. We will vigorously defend against liability.

        In the ordinary course of business, we are party to various other legal actions. In the opinion of management, none of these actions, either individually or in the aggregate, will have a material adverse effect on our financial condition, liquidity or results of operations.

Item 1A. Risk Factors

        There have been no significant changes in Risk Factors since the year ended December 31, 2006. A comprehensive discussion of our Risk Factors is included in Item 1A of our Annual Report on Form 10-K, as amended, for the year ended December 31, 2006.

Item 6. Exhibits

2.1(3)	Agreement and Plan of Redemption and Merger dated September 5, 2007 by and among MarkWest Hydrocarbon, Inc. MarkWest Energy Partners, L.P. and MWEP, L.L.C.
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
10.3(3)	Exchange Agreement dated September 5, 2007 by and among MarkWest Energy Partners, L.P., MarkWest Hydrocarbon, Inc., and MarkWest Energy, GP L.L.C.
10.4(3)	Voting Agreement dated September 5, 2007 by and among MarkWest Energy Partners, L.P. and the Fox Family Holders.
10.5(4)
Amended and Restated Class B Membership Interest Contribution Agreement dated October 26, 2007, by and among MarkWest Energy Partners, L.P. and John M. Fox, Donald C. Heppermann, Frank M. Semple, Nancy K. Buese, Randy S. Nickerson, John C. Mollenkopf, C. Corwin Bromley, Andrew L. Schroeder, Kevin Kubat and Art Denney as the Sellers.
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

(1)
Incorporated by reference to the Company's Current Report on Form 8-K, filed with the Commission on February 23, 2007.

(2)
Incorporated by reference to the Company's Current Report on Form 8-K, filed with the Commission on March 20, 2007.

(3)
Incorporated by reference to the Company's Current Report on Form 8-K, filed with the Commission on September 6, 2007.

(4)
Incorporated by reference to the Company's Current Report on Form 8-K, filed with the Commission on November 1, 2007.

SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MarkWest Hydrocarbon, Inc. (Registrant)
Date: November 8, 2007	/s/ FRANK M. SEMPLE Frank M. Semple President and Chief Executive Officer (Principal Executive Officer)
Date: November 8, 2007	/s/ NANCY K. BUESE Nancy K. Buese Senior Vice President and Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)